Form 10-Q
period 2000-06-30
NTL INC/DE/
filed 2000-08-14
CIK 1114937

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                  0-30673



                                NTL INCORPORATED

             (Exact name of registrant as specified in its charter)


           Delaware                                            13-4105887
(State or other jurisdiction of incorporation                (I.R.S. Employer
  or organization)                                          Identification No.)


110 East 59th Street, New York, New York                         10022
(Address of principal executive offices)                      (Zip Code)


                                 (212) 906-8440
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X        No

The number of shares outstanding of the issuer's common stock as of June 30, 2000 was 270,785,672.

                        NTL Incorporated and Subsidiaries

                                      Index

PART I.  FINANCIAL INFORMATION                                                                        Page
Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets-
             June 30, 2000 and December 31, 1999 ..................................................    2

             Condensed Consolidated Statements of Operations-
             Three and six months ended June 30, 2000 and 1999 ....................................    4

             Condensed Consolidated Statement of Shareholders' Equity-
             Six months ended June 30, 2000 .......................................................    5

             Condensed Consolidated Statements of Cash Flows-
             Six months ended June 30, 2000 and 1999 ..............................................    7

             Notes to Condensed Consolidated Financial Statements .................................    8

Item 2.      Management's Discussion and Analysis of Results of
             Operations and Financial Condition ...................................................   16

Item 3.      Quantitative and Qualitative Disclosures
             about Market Risk  ...................................................................   26


PART II.     OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds ............................................   27

Item 4.      Submission of Matters to a Vote of Security Holders ..................................   27

Item 6.      Exhibits and Reports on Form 8-K .....................................................   28

SIGNATURES ........................................................................................   29

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                        NTL Incorporated and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                  (in millions)




                                                                                   JUNE 30,            DECEMBER 31,
                                                                                     2000                  1999
                                                                                  (unaudited)           (see note)
ASSETS
Current assets:
 Cash and cash equivalents                                                        $    779.3              $ 2,597.2
 Marketable securities                                                                 221.6                  344.5
 Accounts receivable - trade, less allowance for doubtful
   accounts of $121.5 (2000) and $85.6 (1999)                                          491.5                  294.2
 Other                                                                                 478.3                   82.7
                                                                                   ---------              ---------
Total current assets                                                                 1,970.7                3,318.6

Fixed assets, net                                                                   11,600.9                5,597.7
Intangible assets, net                                                              13,973.8                2,927.8
Other assets, net of accumulated amortization
  of $64.9 (2000) and $49.4 (1999)                                                     803.6                  367.5
                                                                                   ---------             ----------
Total assets                                                                       $28,349.0              $12,211.6
                                                                                   =========             ==========

                        NTL Incorporated and Subsidiaries

                                  (in millions)


                                                                                  JUNE 30,             DECEMBER 31,
                                                                                    2000                   1999
                                                                                 (unaudited)            (see note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $    343.4              $   224.7
   Accrued expenses and other                                                        1,113.7                  438.2
   Accrued construction costs                                                          200.4                   79.8
   Interest payable                                                                     85.5                   71.1
   Deferred revenue                                                                    318.7                  160.8
   Current portion of long-term debt                                                    15.0                   82.6
                                                                                   ---------              ---------
Total current liabilities                                                            2,076.7                1,057.2

Long-term debt                                                                      13,425.9                8,798.0
Commitments and contingent liabilities
Deferred income taxes                                                                  233.3                   77.7
Minority interests                                                                      30.8                    -
Redeemable preferred stock - $.01 par value, plus accreted dividends;
   liquidation preference $2,028.3; less unamortized discount of $2.7
   (2000) and $2.8 (1999); issued and outstanding 2.0 (2000) and 0.1
   (1999) shares                                                                     2,025.6                  141.8

Shareholders' equity:
   Series preferred stock - $.01 par value;
     authorized 10.0 shares; liquidation preference $2,791.4; issued and
     outstanding 2.8 (2000) and 1.3 (1999) shares                                        -                      -
   Common stock - $.01 par value; authorized 800.0 shares; issued and
     outstanding 270.8 (2000) and 132.4 (1999) shares                                    2.7                    1.3
   Additional paid-in capital                                                       13,818.1                4,125.1
   Accumulated other comprehensive (loss)                                             (262.5)                  (2.1)
   (Deficit)                                                                        (3,001.6)              (1,987.4)
                                                                                  ----------             ----------
                                                                                    10,556.7                2,136.9
                                                                                  ----------             ----------
Total liabilities and shareholders' equity                                         $28,349.0              $12,211.6
                                                                                  ==========             ==========


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

See accompanying notes.

                        NTL Incorporated and Subsidiaries

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                      (in millions, except per share data)



                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                        JUNE 30,                         JUNE 30,
                                                                 2000             1999            2000             1999
REVENUES

Residential telecommunications and television                   $ 419.3         $ 196.5        $   672.8         $ 365.3
National and international telecommunications                     192.3           112.8            373.8           218.6
Broadcast transmission and other                                   54.7            50.9            110.6            89.7
                                                                -------         -------          -------         -------
                                                                  666.3           360.2          1,157.2           673.6

COSTS AND EXPENSES

Operating expenses                                                332.8           167.8            573.7           329.4
Selling, general and administrative expenses                      243.3           155.1            424.6           274.3
Franchise fees                                                      -               7.7              -              14.6
Other charges                                                      13.7             -               13.7             -
Corporate expenses                                                 11.0             8.5             21.2            13.7
Depreciation and amortization                                     395.9           190.0            645.5           331.7
                                                                -------         -------          -------         -------
                                                                  996.7           529.1          1,678.7           963.7
                                                                -------         -------          -------         -------
Operating (loss)                                                 (330.4)         (168.9)          (521.5)         (290.1)

OTHER INCOME (EXPENSE)

Interest and other income                                          26.9             9.7             49.3            20.7
Interest expense                                                 (242.2)         (167.7)          (448.2)         (298.6)
Foreign currency transaction losses                               (84.1)          (21.6)          (112.4)          (10.9)
                                                                -------         -------          -------         -------
(Loss) before income tax benefit                                 (629.8)         (348.5)        (1,032.8)         (578.9)
Income tax benefit                                                 13.3             -               18.6             -
                                                                -------         -------          -------         -------
Net (loss)                                                       (616.5)         (348.5)        (1,014.2)         (578.9)
Preferred stock dividends                                         (47.3)          (15.3)           (66.2)          (28.4)
                                                                -------         -------          -------         -------
Net (loss) available to common shareholders                     $(663.8)        $(363.8)       $(1,080.4)        $(607.3)
                                                                -------         -------          -------         -------
Basic and diluted net (loss) per common share                    $(3.57)         $(3.13)          $(6.67)         $(5.62)
                                                                -------         -------          -------         -------
Weighted average shares                                           186.1           116.3            162.1           108.0
                                                                -------         -------          -------         -------



See accompanying notes.

                        NTL Incorporated and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)
                                  (in millions)


                                                                  SERIES PREFERRED STOCK             COMMON STOCK
                                                                      $.01 PAR VALUE                $.01 PAR VALUE

                                                                   SHARES           PAR           SHARES          PAR
  Balance, December 31, 1999                                         1.3       $     -             132.4         $1.3
  Exercise of stock options                                                                          1.9          -
  Exercise of warrants                                                                                .2          -
  Common stock issued for cash                                                                      42.2           .4
  Preferred stock issued for cash                                    2.0             -
  Common stock issued for an acquisition                                                            84.9           .9
  Conversion of series preferred stock                               (.5)            -               9.2           .1
  Preferred stock issued for dividends                               -
  Accreted dividends on preferred stock                              -
  Accretion of discount on preferred stock
  Comprehensive loss:
  Net loss for the six months ended June 30, 2000
  Currency translation adjustment
       Total
                                                                    ----         -----             -----        -----
  Balance, June 30, 2000                                             2.8         $   -             270.8         $2.7
                                                                    ====         =====             =====        =====




See accompanying notes.

                        NTL Incorporated and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                             (Unaudited) - continued
                                  (in millions)


                                                                                                     ACCUMULATED
                                                               ADDITIONAL                               OTHER
                                                                PAID-IN        COMPREHENSIVE        COMPREHENSIVE
                                                                CAPITAL             LOSS                 LOSS            DEFICIT
Balance, December 31, 1999                                     $  4,125.1                            $   (2.1)          $(1,987.4)
Exercise of stock options                                            34.3
Exercise of warrants                                                  5.2
Common stock issued for cash                                      2,327.2
Preferred stock issued for cash                                   1,862.0
Common stock issued for an acquisition                            5,484.5
Conversion of series preferred stock                                  7.5
Preferred stock issued for dividends                                  9.4
Accreted dividends on preferred stock                               (37.0)
Accretion of discount on preferred stock                              (.1)
Comprehensive loss:
Net loss for the six months ended June 30, 2000                                 $   (1,014.2)                            (1,014.2)
Currency translation adjustment                                                       (260.4)          (260.4)
                                                                                 ------------
     Total                                                                         $(1,274.6)
                                                                ---------        ------------        --------           ---------
Balance, June 30, 2000                                          $13,818.1                             $(262.5)          $(3,001.6)
                                                                =========        ============        ========           =========





See accompanying notes.

                        NTL Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (in millions)

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                         2000                 1999
 Net cash (used in) provided by operating activities                                 $    (148.5)         $   46.1

 INVESTING ACTIVITIES

   Acquisitions, net of cash acquired                                                  (11,015.6)           (199.4)
   Purchase of fixed assets                                                               (795.8)           (559.4)
   Payment of deferred purchase price                                                       (3.1)              -
   Purchase of marketable securities                                                      (120.6)           (279.6)
   Proceeds from sales of marketable securities                                            250.1             391.9
   Increase in other assets                                                               (384.0)            (28.5)
                                                                                      -----------         --------
   Net cash (used in) investing activities                                             (12,069.0)           (675.0)

FINANCING ACTIVITIES

   Proceeds from borrowings, net of financing costs                                      5,298.3             320.4
   Proceeds from issuance of preferred stock and warrants                                1,862.0             500.0
   Proceeds from issuance of common stock                                                2,327.6               -
   Cash released from escrow                                                                77.5               -
   Principal payments                                                                   (1,025.5)             (3.2)
   Proceeds from issuance of redeemable preferred stock                                  1,850.0               -
   Proceeds from exercise of stock options and warrants                                     39.5              24.3
                                                                                      -----------         --------
   Net cash provided by financing activities                                            10,429.4             841.5

   Effect of exchange rate changes on cash                                                 (29.8)            (17.3)
                                                                                      -----------         --------
   (Decrease) increase in cash and cash equivalents                                     (1,817.9)            195.3
   Cash and cash equivalents at beginning of period                                      2,597.2             736.3
                                                                                      -----------         --------
   Cash and cash equivalents at end of period                                         $    779.3          $  931.6
                                                                                      ===========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest exclusive of
      amounts capitalized                                                              $   188.9          $   72.3
   Income taxes paid                                                                         -                 -

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES

   Accretion of dividends and discount on preferred stock                             $     37.1           $  17.5
   Conversion of Convertible Notes, net of unamortized deferred
      financing costs                                                                        -               268.6
   Common stock and stock options issued for an acquisition                              5,485.4             978.0
   Conversion of series preferred stock                                                      7.6               -

See accompanying notes.

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the NTL (Delaware), Inc. (formerly NTL Incorporated) Annual Report on Form 10-K for the year ended December 31, 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company effective January 1, 2001. The Company is evaluating the impact that the adoption of SFAS No. 133 will have on its results of operations and financial position.

Stock options, warrants and convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive.

In February 2000, the Company paid a 5-for-4 stock split by way of a stock dividend with respect to its common stock. The condensed consolidated financial statements and the notes thereto give retroactive effect to the stock split.

NOTE B - CORPORATE RESTRUCTURING

On May 18, 2000, NTL Incorporated completed a corporate restructuring to create a holding company structure. The formation of the holding company was part of NTL Incorporated's acquisition of certain assets of Cable & Wireless Communications plc ("CWC"). The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company has taken the name NTL Incorporated (and together with its subsidiaries, the "Company") and the holding company's subsidiary simultaneously changed its name to NTL (Delaware), Inc. (and together with its subsidiaries, "NTL Delaware").

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)




NOTE C - FIXED ASSETS

Fixed assets consist of:

                                                                             JUNE 30,          DECEMBER 31,
                                                                               2000                1999
                                                                            (unaudited)
                                                                                   (in millions)
    Operating equipment                                                      $10,511.6          $5,111.3
    Other equipment                                                              819.9             715.2
    Construction-in-progress                                                   1,465.5             669.4
                                                                            ----------         ---------
                                                                              12,797.0           6,495.9
    Accumulated depreciation                                                  (1,196.1)           (898.2)
                                                                            ----------         ---------
                                                                             $11,600.9          $5,597.7
                                                                            ==========         =========


Depreciation expense for the six months ended June 30, 2000 and 1999 was $354.6 million and $212.0 million, respectively. Depreciation expense for the three months ended June 30, 2000 and 1999 was $203.4 million and $113.1 million, respectively.

NOTE D - INTANGIBLE ASSETS

Intangible assets consist of:

                                                                            JUNE 30,          DECEMBER 31,
                                                                              2000                1999
                                                                            (unaudited)
                                                                                     (in millions)
Goodwill, net of accumulated amortization of $397.0 (2000) and
 $197.0 (1999)                                                              $  13,661.2        $  2,543.5
License acquisition costs, net of accumulated amortization
 of $177.5 (2000) and $141.7 (1999)                                               181.2             225.0
Customer lists, net of accumulated amortization of $47.1 (2000)
 and $30.9 (1999)                                                                 131.4             159.3
                                                                            -----------        ----------
                                                                            $  13,973.8        $  2,927.8
                                                                            ===========        ==========


On May 30, 2000, the Company acquired the consumer cable telephone, Internet and television operations of CWC in the United Kingdom ("ConsumerCo"). The Company paid cash of pound sterling 2,847.3 million ($4,260.4 million) and issued an aggregate of 84.9 million shares of its common stock in exchange for all of the shares of CWC. In addition, the Company paid pound sterling 2,214.0 million ($3,312.8 million) to repay a portion of ConsumerCo's debt. The Company's common stock was valued at $5,485.4 million, the fair value at the time of the announcement. This acquisition was funded by a new bank facility under which pound sterling 2,376.0 million ($3,555.2 million) was borrowed and by an additional investment by France Telecom in the Company, as described below.

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)



NOTE D - INTANGIBLE ASSETS (CONTINUED)

On March 28, 2000, the Company acquired the cable assets of the Cablecom Group ("Cablecom") in Switzerland for cash of CHF 5,800.0 million ($3,510.2 million), a substantial portion of which was funded by a new bank facility of CHF 2,700.0 million ($1,630.5 million) and the Company's issuance of $1,850.0 million of preferred stock to France Telecom and a group of commercial banks.

These acquisitions were accounted for as purchases, and accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition. The aggregate purchase price of $16,598.2 million, including costs incurred of $29.4 million, exceeded the estimated fair value of net tangible assets acquired by $11,318.0 million, which is included in goodwill. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on the estimated fair values at acquisition. Changes to the allocation of the purchase price are expected as valuations or appraisals of assets and liabilities are completed.

In 1999, the Company completed the acquisitions of Diamond Cable Communications Limited, the Australian National Transmission Network, Cablelink Limited, certain broadband cable franchises of British Telecommunications plc, the "1G Networks" of France Telecom and Workplace Technologies plc.

The pro forma unaudited consolidated results of operations for the six months ended June 30, 2000 and 1999 assuming consummation of these transactions as of January 1, 1999 is as follows:

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                       2000                 1999
                                                                                 (in millions, except per share data)
       Total revenue                                                                  $1,715.7             $1,480.6
       Net (loss)                                                                     (1,849.2)            (1,689.4)
       Basic and diluted net (loss) per common share                                     (7.40)               (7.48)

Amortization of intangible and other assets charged to expense for the six months ended June 30, 2000 and 1999 was $290.9 million and $119.7 million, respectively. Amortization of intangible and other assets charged to expense for the three months ended June 30, 2000 and 1999 was $192.5 million and $76.9 million, respectively.

NOTE E - SALES OF COMMON STOCK, PREFERRED STOCK AND REDEEMABLE PREFERRED STOCK

On May 30, 2000, in connection with the ConsumerCo acquisition, France Telecom paid pound sterling 1,555.6 million ($2,327.6 million) for 42.2 million shares of the Company's common stock and pound sterling 1,244.4 million ($1,862.0 million) for 2.0 million shares of the Company's series convertible preferred stock with a 5% dividend and a conversion price of $80 per share. The preferred stock has a stated value of $1,000 per share and is redeemable in May 2010, at the Company's option, for cash, shares of common stock or a combination of both. The preferred stock may be redeemed by the Company on the earlier of May 2007 or the date that is both four years from the issue date and after the Company's common stock has traded above $96 per share for over 25 consecutive trading days. Dividends are payable quarterly at the Company's option in cash, common stock or additional shares of preferred stock.

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE E - SALES OF COMMON STOCK, PREFERRED STOCK AND REDEEMABLE PREFERRED STOCK (CONTINUED)

In March 2000, the Company received $1,850.0 million in cash from France Telecom and a group of commercial banks in exchange for 1.9 million shares of new redeemable 5% Cumulative Preferred Stock (the "New Preferred Stock"). The holders of the New Preferred Stock other than any commercial banks or their affiliates (a "Qualified Holder") may at any time after September 2000 elect, subject to certain conditions, for the New Preferred Stock to be exchanged for up to a 50% interest in a new company which will own certain or all of the Company's broadband communications, broadcast and cable television interests in Continental Europe outside of France. Under certain circumstances, at the Company's option, any portion of the Company's obligation that may not be satisfied by the exchange may be satisfied in a security convertible into the Company's common stock or cash. Dividends on the New Preferred Stock are cumulative on a quarterly basis and are payable in additional shares of New Preferred Stock in March 2002. The New Preferred Stock has a liquidation right of $1,000 per share plus accrued and unpaid dividends. The New Preferred Stock is redeemable for cash in March 2002 at the option of a Qualified Holder.

Accrued and unpaid dividends on Redeemable Preferred Stock at June 30, 2000 was $25.6 million. The changes in the number of shares of Redeemable Preferred Stock were as follows:

                                                                                   13%                 5%

          Balance, December 31, 1999                                             142,000                    -
          Issued for cash                                                              -            1,850,000
          Issued for dividends                                                    10,000                1,000
                                                                                 -------            ---------
          Balance, June 30, 2000                                                 152,000            1,851,000
                                                                                 =======            =========


The changes in the number of shares of Series Preferred Stock, excluding the Redeemable Preferred Stock, were as follows:

                                                         9.9%
                                                       Series B                  5.25%                    5%
          Balance, December 31, 1999                    52,000                 525,000                755,000
          Issued for cash                                    -                       -              2,000,000
          Issued for dividends                               -                   3,000                 36,000
          Conversion into common stock                 (52,000)               (528,000)                     -
                                                       -------                --------              ---------
          Balance, June 30, 2000                             -                       -              2,791,000
                                                       =======                ========              =========

                       NTL Incorporated and Subsidiaries

NOTE F - LONG-TERM DEBT

Long-term debt consists of:

                                                                                     JUNE 30,           DECEMBER 31,
                                                                                       2000                 1999
                                                                                    (unaudited)
                                                                                             (in millions)
     NTL Delaware:
       5-3/4% Convertible Subordinated Notes                                        $  1,200.0            $1,200.0

     ConsumerCo:
       Term loan facility and other                                                       30.8                 -

     NTL Business:
       Credit Agreement                                                                2,693.0                 -

     Cablecom:
       Term Loan Facility                                                              1,653.5                 -
       Revolving Facility                                                                104.1                 -
       Other                                                                             25.3                 -

     NTL Communications:
       12-3/4% Senior Deferred Coupon Notes                                              277.8               268.1
       11-1/2% Senior Deferred Coupon Notes                                              983.9               930.4
       10% Senior Notes                                                                  400.0               400.0
       9-1/2% Senior Sterling Notes, less unamortized discount                           189.0               201.4
       10-3/4% Senior Deferred Coupon Sterling Notes                                     340.1               343.7
       9-3/4% Senior Deferred Coupon Notes                                               999.5               952.8
       9-3/4% Senior Deferred Coupon Sterling Notes                                      348.8               354.4
       11-1/2% Senior Notes                                                              625.0               625.0
       12-3/8% Senior Deferred Coupon Notes                                              304.7               287.0
       7% Convertible Subordinated Notes                                                 599.3               599.3
       Variable Rate Redeemable Guaranteed Loan Notes                                      -                  76.8
       9-1/4% Senior Euro Notes                                                          238.6               252.3
       9-7/8% Senior Euro Notes                                                          334.0               353.2
       11-1/2% Senior Deferred Coupon Euro Notes                                         122.9               123.1

     NTL Triangle:
       11.2% Senior Discount Debentures                                                  496.8               467.3
       Other                                                                               6.1                 8.0

     Diamond:
       13-1/4% Senior Discount Notes                                                     285.1               285.1
       11-3/4% Senior Discount Notes                                                     503.9               476.2
       10-3/4% Senior Discount Notes                                                     354.8               336.9
       10% Senior Sterling Notes                                                         204.7               218.1
       9-1/8% Senior Notes                                                               110.0               110.0
       Other                                                                               9.2                11.5
                                                                                    ----------           ---------
                                                                                      13,440.9             8,880.6
         Less current portion                                                             15.0                82.6
                                                                                    ----------           ---------
                                                                                     $13,425.9            $8,798.0
                                                                                    ==========           =========

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE F - LONG-TERM DEBT (CONTINUED)

In May 2000, NTL Business Limited ("NTL Business"), a wholly-owned indirect subsidiary of the Company, borrowed pound sterling 2,376.0 million ($3,602.7 million) under its pound sterling 2,500.0 million ($3,790.8 million) credit agreement in connection with the ConsumerCo acquisition. In June 2000, NTL Business repaid pound sterling 600.0 million ($909.7 million). Interest is payable at least every six months at LIBOR plus a margin rate of 2.25% per annum, which is subject to adjustment based on the ratio of EBITDA to finance charges of the UK Group. The effective rate at June 30, 2000 was 8.21%. The unused portion of the commitment is available for refinancing ConsumerCo indebtedness and for working capital requirements of the UK Group. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle) LLC and subsidiaries and certain other entities are excluded from the UK Group. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized. Principal is due in six quarterly installments beginning on June 30, 2004. The credit agreement contains various financial and other covenants with respect to the UK Group, and restrictions on dividends and distributions by the UK Group.

In March 2000, the Company borrowed CHF 2,700.0 million ($1,653.5 million) under its term loan facility in connection with the acquisition of Cablecom. Interest is payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment after March 2001 based on Cablecom's ratio of senior debt to EBITDA. The effective rate at June 30, 2000 was 5.638%. Principal is due over six years in quarterly installments beginning on March 31, 2004. Cablecom has the option to draw on a revolving loan facility up to an additional CHF 1,400.0 million ($857.4 million). The revolving facility is intended to finance operating expenses, working capital and other capital expenditures of Cablecom and subsidiaries and for their general corporate financing requirements. As of June 30, 2000, Cablecom had borrowed CHF 170.0 million ($104.1 million) under the revolving loan facility with an effective rate of 5.86%. The revolving facility is available until May 2003. The interest rate, interest payment requirements and principal payments for the revolving facility are the same as for the term loan facility. The revolving facility includes a commitment fee of 0.75% payable quarterly on the unused portion of the revolving facility commitment, which is reduced to 0.50% when over 50% of the commitment is utilized. The term loan facility and the revolving facility contain various financial and other covenants with respect to Cablecom and subsidiaries, and restrictions on dividends and distributions by Cablecom subsidiaries.

NTL Communications Limited ("NTLCL"), a wholly-owned indirect subsidiary of the Company, entered into a pound sterling 1,300.0 million ($1,971.2 million) credit agreement with a group of banks dated May 30, 2000. As of June 30, 2000, no amounts have been borrowed under this agreement. NTLCL and other members of the UK Group (as defined above) may utilize the proceeds under this credit agreement to finance the working capital requirements of the UK Group, provided that in no event shall the proceeds be used for a purpose other than to finance the construction, capital expenditure and working capital needs of a cable television or telephone or telecommunications business, or a related business, in the United Kingdom or Ireland. Interest is payable at least every six months at LIBOR plus a margin rate of 4.5% per annum. The margin rate shall increase by 0.5% on the three month anniversary of the initial advance and by an additional 0.5% on each subsequent three month anniversary, up to a maximum total interest rate of 16% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006. The credit agreement contains various financial and other covenants with respect to the UK Group, and restrictions on dividends and distributions by the UK Group.

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE F - LONG-TERM DEBT (CONTINUED)

In March 2000, the Company redeemed in full its Variable Rate Redeemable Guaranteed Loan Notes, principal amount of IR pound sterling 60.0 million ($72.5 million), plus accrued and unpaid interest using cash held in escrow.

NOTE G - COMPREHENSIVE LOSS

The Company's comprehensive loss for the three months ended June 30, 2000 and 1999 was $(766.6) million and $(441.3) million, respectively. The Company's comprehensive loss for the six months ended June 30, 2000 and 1999 was $(1,274.6) million and $(785.8) million, respectively.

NOTE H - SEGMENT DATA

                                                           RESIDENTIAL
                                                            TELECOMS                              CORPORATE
                                                               AND              NATIONAL             AND
                                           BROADCAST        TELEVISION          TELECOMS            OTHER               TOTAL
                                                                             (in millions)
Six months ended June 30, 2000
Revenues                                   $  110.6        $     672.8        $    373.8        $     --           $   1,157.2
EBITDA (1)                                     58.3              192.5             120.0            (211.9)              158.9

Six months ended June 30, 1999
Revenues                                   $   89.7        $     365.3        $    218.6        $     --           $     673.6
EBITDA (1)                                     52.8              100.6              46.7            (130.2)               69.9

Total assets
June 30, 2000                              $  673.3        $  22,693.1        $  1,349.4        $  3,633.2         $  28,349.0
December 31, 1999                             748.7            6,106.5           1,180.8           4,175.6            12,211.6

(1) Represents earnings before interest, taxes, depreciation and amortization, corporate expenses, franchise fees, other charges and foreign currency transaction losses.

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE H - SEGMENT DATA (CONTINUED)

The reconciliation of segment combined EBITDA to loss before income tax benefit is as follows:

                                                       SIX MONTHS ENDED JUNE 30,
                                                        2000             1999
Segment Combined EBITDA                              $    158.9        $   69.9

(Add) Deduct:
Franchise fees                                                -            14.6
Other charges                                              13.7               -
Corporate expenses                                         21.2            13.7
Depreciation and amortization                             645.5           331.7
Interest and other income                                 (49.3)          (20.7)
Interest expense                                          448.2           298.6
Foreign currency transaction losses                       112.4            10.9
                                                     ----------       ---------
                                                        1,191.7           648.8
                                                     ----------       ---------
(Loss) before income tax benefit                     $ (1,032.8)       $ (578.9)
                                                     ==========       =========


NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2000, the Company was committed to pay approximately $1,100.0 million for equipment and services, which includes certain contracts for services through 2008.

A wholly-owned indirect subsidiary of the Company, Premium TV Limited, has entered into media partnerships with various United Kingdom football clubs whereby Premium TV Limited will receive certain marketing and sponsorship rights. Premium TV Limited will provide loan facilities to the clubs, repayable through the issue of shares in the football clubs, as well as provide funding to joint ventures with the clubs. At June 30, 2000, the aggregate commitment was pound sterling 65.0 million ($98.6 million). In addition, Premium TV Limited expects (a) to pay approximately pound sterling 109.0 million ($165.3 million) per annum for a three-year license from the British Football Association's Premier League to televise and offer 40 Premier League matches live, on a pay-per-view basis in the course of a season beginning at the start of the 2001/2 season, and (b) to pay fees of up to pound sterling 65.0 million ($98.6 million) over five years for the right to enter into a joint venture with the Football League to set-up an Internet portal for all 72 Football League clubs who wish to participate.

In August 2000, the Company announced that it had signed an agreement in partnership with Morgan Stanley Dean Witter Private Equity to buy France Telecom's 49.9% stake in Noos, the leading broadband company in France offering cable television, telephony and Internet services. The Company will acquire 27% of Noos for approximately $627.0 million. The Company will issue 12-month redeemable preferred stock to France Telecom for 80% of the $627.0 million consideration and 6-year redeemable preferred stock for the remaining 20%.

The Company is involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

                        NTL Incorporated and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


The following table shows the cable television and telephony customer statistics for NTL:

                                                 CABLE TELEVISION AND TELEPHONY CUSTOMERS AS OF JUNE 30, 2000

                                           "Original"      UK and Ireland     UK and Ireland         Continental             NTL
                                            NTL(1)          (Pre CWC)(2)       (Post CWC)(3)          Europe(4)         Consolidated
Homes in Franchise (5)                    2,090,000           5,768,100          11,817,700           1,861,000          13,678,700

Homes passed                              1,392,500           4,405,600           8,703,300           1,859,600          10,562,900

Homes marketed (Tel.)                     1,199,500           3,273,800           7,321,500                   0           7,321,500

Homes marketed (CATV)                     1,199,500           3,901,000           7,948,700           1,668,100           9,616,800

Total customers (6)                         596,200           1,881,500           3,055,300           1,428,800           4,484,100

   Dual                                     550,400           1,022,300           1,822,200                   0           1,822,200

   Telephone-only (6)                        21,300             315,800             556,600                   0             556,600

   Cable-only                                24,500             543,400             676,500           1,428,800           2,105,300

Total RGUs(7)                             1,146,600           2,903,800           4,877,500           1,428,800           6,306,300

Customer penetration                           49.7%               48.2%               38.4%               85.7%               46.6%

RGU penetration                                95.6%               74.4%               61.4%               85.7%               65.6%

Telephone penetration                          47.7%               40.9%               32.5%                n/a                32.5%

Cable penetration                              47.9%               40.1%               31.4%               85.7%               40.8%


(1)  Data for franchises which NTL has been developing since 1993

(2) Data for the following franchises: "Original NTL", Comcast UK, Diamond Cable, ComTel, Cablelink and BT Cable

(3)  Data for all of the Company's franchises in the United Kingdom and Ireland

(4) Includes Cablecom (Switzerland) and the "1G Networks" (France). Cablecom homes passed and homes marketed have been revised upward from the prior quarter, however remain as a best estimate.

(5) UK and Ireland franchise home information from The Media Map Datafile 2000. Data for Switzerland and France is from internal estimates.

(6) Excludes approximately 450,000 off-net telephony customers and over 1.3 million Internet customers.

(7) An RGU is one cable television account or one telephone account; a dual customer generates two RGUs.

The following table shows the cable television and telephony customer statistics for "Original NTL":


                                                        CATV AND TELEPHONY CUSTOMERS FOR "ORIGINAL NTL"

                                           06/30/2000       03/31/2000       12/31/1999     12/31/1998     12/31/1997
        Total customers                       596,200           572,200        552,900         471,000        321,300

        Homes Marketed                      1,199,500         1,171,300      1,145,600       1,064,600        810,000

        Customer penetration                    49.7%             48.9%          48.3%           44.2%          39.7%

        RGU penetration                         95.6%             94.0%          92.9%           85.0%          75.1%

        Telephone penetration                   47.7%             46.7%          46.2%           42.3%          37.3%

        Cable penetration                       47.9%             47.3%          46.8%           42.7%          37.8%

                       NTL Incorporated and Subsidiaries

The following table shows the cable television and telephony customer statistics for Comcast UK ("NTL Triangle"), ComTel and Diamond Cable, acquired in late 1998 to early 1999:


                                          CATV AND TELEPHONY CUSTOMERS
                                        (COMCAST UK, COMTEL AND DIAMOND)

                                     06/30/2000       12/31/1999       6/30/1999

Total customers                        861,200          799,700          739,700

Customer penetration                     40.2%            37.4%            35.7%

RGU penetration                          62.2%            57.2%            53.6%

Telephone penetration                    36.9%            34.6%            32.6%

Cable penetration                        26.4%            24.5%            22.8%


The following table shows the Internet operating statistics for NTL:

                                    INTERNET CUSTOMERS AS OF JUNE 30, 2000

                                                      WHICH?                       NTL
                      NTL DIRECT     VIRGINNET        ONLINE       SWITZERLAND   COMBINED

Total customers        375,900        708,900         60,000        160,900      1,305,700



On May 18, 2000, NTL Incorporated completed a corporate restructuring to create a holding company structure. The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company has taken the name NTL Incorporated (and together with its subsidiaries, the "Company") and the holding company's subsidiary simultaneously changed its name to NTL (Delaware), Inc. (and together with its subsidiaries, "NTL Delaware").

                              RESULTS OF OPERATIONS

As a result of the completion of the acquisitions of Diamond Cable Communications Limited ("Diamond") in March 1999, the Australian National Transmission Network ("NTL Australia") in April 1999, Cablelink Limited ("Cablelink") in July 1999, the "1G Networks" of France Telecom in August and December 1999, NTL Business Limited (formerly Workplace Technologies plc) ("NTL Business") in September 1999, the cable assets of the Cablecom Group ("Cablecom") in March 2000 and the consumer cable telephone, Internet and television operations of Cable & Wireless Communications plc ("CWC") (the operations acquired from CWC are called "ConsumerCo") in May 2000, the Company consolidated the results of operations of these businesses from the dates of acquisition. The results of these businesses are not included in the 1999 results except for the results of operations of Diamond and NTL Australia from the dates of acquisition.

                       NTL Incorporated and Subsidiaries


Three Months Ended June 30, 2000 and 1999

Residential telecommunications and television revenues increased to $419.3 million from $196.5 million as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 2000 and 1999 revenue includes $233.4 million and $37.0 million, respectively, from acquired companies. The Company expects its customer base to continue to increase which will drive further revenue growth as the Company completes the construction of its broadband network past the remaining homes in its franchise areas.

National and international telecommunications revenues increased to $192.3 million from $112.8 million as a result of acquisitions and from increases in business telecommunications revenues, Internet services revenues and carrier services revenues. The 2000 and 1999 revenue includes $50.4 million and $9.1 million, respectively, from acquired companies. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects its business telecommunications and Internet services customer base to continue to increase which will drive further revenue growth. The Company continues to focus specific sales and marketing effort on business customers and for Internet services in its completed network. Carrier services revenues increased due to growth in voice, video and data services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues increased to $54.7 million from $50.9 million due to revenues of $13.6 million and $10.1 million from NTL Australia in 2000 and in 1999, respectively, and from increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. The Company expects its digital broadcasting services to increase in the future.

Operating expenses increased to $332.8 million from $167.8 million as a result of increases in interconnection costs and programming costs due to customer growth. The 2000 and 1999 expense includes $128.3 million and $23.1 million, respectively, from acquired companies.

Selling, general and administrative expenses increased to $243.3 million from $155.1 million primarily as a result of costs from acquired businesses. The 2000 and 1999 expense includes $108.3 million and $16.1 million, respectively, from acquired companies.

Pursuant to the terms of various United Kingdom licenses, the Company incurred license fees paid to the Independent Television Commission ("ITC") to operate as the exclusive service provider in certain of its franchise areas. Upon a request by the Company in 1999, the ITC converted all of the Company's fee bearing exclusive licenses to non-exclusive licenses at the end of 1999, and the Company's liability for license payments ceased upon the conversion. Franchise fees were $7.7 million in 1999.

One of the Company's major costs has been for the integration of acquired companies' information technology systems, while simultaneously upgrading them for digital television, interactive services and video-on-demand. Other charges of $13.7 million in 2000 were incurred for this integration effort.

                       NTL Incorporated and Subsidiaries



Corporate expenses increased to $11.0 million from $8.5 million due to an increase in various overhead costs.

Depreciation and amortization expense increased to $395.9 million from $190.0 million due to an increase in depreciation of telecommunications and CATV equipment. The 2000 and 1999 expense includes $234.0 million and $61.6 million, respectively, from acquired companies, including amortization of acquisition related intangibles.

Interest expense increased to $242.2 million from $167.7 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2000 and 1999 expense includes $86.9 million and $39.6 million, respectively, related to acquisitions. Interest of $120.4 million and $32.0 million was paid in the three months ended June 30, 2000 and 1999, respectively.

Foreign currency transaction losses increased to $84.1 million from $21.6 million primarily due to the effect of unfavorable changes in exchange rates. The Company's results of operations are impacted by changes in foreign currency exchange rates as follows. NTL Incorporated and certain of its subsidiaries have cash, cash equivalents and debt denominated in foreign currencies that are effected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are effected by changes in exchange rates.

Six Months Ended June 30, 2000 and 1999

Residential telecommunications and television revenues increased to $672.8 million from $365.3 million as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 2000 and 1999 revenue includes $297.5 million and $49.3 million, respectively, from acquired companies. The Company expects its customer base to continue to increase which will drive further revenue growth as the Company completes the construction of its broadband network past the remaining homes in its franchise areas.

National and international telecommunications revenues increased to $373.8 million from $218.6 million as a result of acquisitions and from increases in business telecommunications revenues, Internet services revenues and carrier services revenues. The 2000 and 1999 revenue includes $96.9 million and $12.6 million, respectively, from acquired companies. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects its business telecommunications and Internet services customer base to continue to increase which will drive further revenue growth. The Company continues to focus specific sales and marketing effort on business customers and for Internet services in its completed network. Carrier services revenues increased due to growth in voice, video and data services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues increased to $110.6 million from $89.7 million due to revenues of $28.4 million and $10.1 million from NTL Australia in 2000 and in 1999, respectively, and from increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. The Company expects its digital broadcasting services to increase in the future.

                       NTL Incorporated and Subsidiaries

Operating expenses increased to $573.7 million from $329.4 million as a result of increases in interconnection costs and programming costs due to customer growth. The 2000 and 1999 expense includes $190.9 million and $28.6 million, respectively, from acquired companies.

Selling, general and administrative expenses increased to $424.6 million from $274.3 million as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. The 2000 and 1999 expense includes $149.1 million and $21.7 million, respectively, from acquired companies.

Pursuant to the terms of various United Kingdom licenses, the Company incurred license fees paid to the ITC to operate as the exclusive service provider in certain of its franchise areas. Upon a request by the Company in 1999, the ITC converted all of the Company's fee bearing exclusive licenses to non-exclusive licenses at the end of 1999, and the Company's liability for license payments ceased upon the conversion. Franchise fees were $14.6 million in 1999.

One of the Company's major costs has been for the integration of acquired companies' information technology systems, while simultaneously upgrading them for digital television, interactive services and video-on-demand. Other charges of $13.7 million in 2000 were incurred for this integration effort.

Corporate expenses increased to $21.2 million from $13.7 million due to an increase in various overhead costs.

Depreciation and amortization expense increased to $645.5 million from $331.7 million due to an increase in depreciation of telecommunications and CATV equipment. The 2000 and 1999 expense includes $316.4 million and $80.1 million, respectively, from acquired companies, including amortization of acquisition related intangibles.

Interest expense increased to $448.2 million from $298.6 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2000 and 1999 expense includes $128.8 million and $52.3 million, respectively, related to acquisitions. Interest of $224.0 million and $92.2 million was paid in the six months ended June 30, 2000 and 1999, respectively.

Foreign currency transaction losses increased to $112.4 million from $10.9 million primarily due to the effect of unfavorable changes in exchange rates. The Company's results of operations are impacted by changes in foreign currency exchange rates as follows. NTL Incorporated and certain of its subsidiaries have cash, cash equivalents and debt denominated in foreign currencies that are effected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are effected by changes in exchange rates.

                       NTL Incorporated and Subsidiaries

                         LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications, Internet and CATV customers to the networks, for other capital expenditures and for debt service. The Company estimates that these requirements, net of cash from operations, will aggregate up to approximately $2,100.0 million from July 1, 2000 to June 30, 2001. The Company's commitments at June 30, 2000 for equipment and services through June 30, 2001 are included in the anticipated requirements. The Company had $1,000.9 million in cash and securities on hand at June 30, 2000. The Company expects to utilize a portion of its bank facilities to fund the balance of these requirements.

NTL Business Limited ("NTL Business"), a wholly-owned indirect subsidiary of the Company, has the option to draw on the unused portion of its pound sterling 2,500.0 million ($3,790.8 million) commitment amounting to pound sterling 724.0 million ($1,097.8 million) at June 30, 2000. The unused portion of the commitment is available for refinancing ConsumerCo indebtedness and for working capital requirements of the UK Group, as defined. For purposes of this credit agreement, Diamond and subsidiaries, NTL (Triangle) LLC ("NTL Triangle") and subsidiaries and certain other entities are excluded from the UK Group.

NTL Communications Limited ("NTLCL"), a wholly-owned indirect subsidiary of the Company, entered into a pound sterling 1,300.0 million ($1,971.2 million) credit agreement with a group of banks dated May 30, 2000. As of June 30, 2000, no amounts have been borrowed under this agreement. NTLCL and other members of the UK Group (as defined above) may utilize the proceeds under this credit agreement to finance the working capital requirements of the UK Group, provided that in no event shall the proceeds be used for a purpose other than to finance the construction, capital expenditure and working capital needs of a cable television or telephone or telecommunications business, or a related business, in the United Kingdom or Ireland. Interest is payable at least every six months at LIBOR plus a margin rate of 4.5% per annum. The margin rate shall increase by 0.5% on the three month anniversary of the initial advance and by an additional 0.5% on each subsequent three month anniversary, up to a maximum total interest rate of 16% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006.

Cablecom has the option to draw on a revolving loan facility of up to CHF 1,400.0 million ($857.4 million). The revolving facility is intended to finance operating expenses, working capital and other capital expenditures of Cablecom and subsidiaries and for their general corporate financing requirements. As of June 30, 2000, Cablecom had borrowed CHF 170.0 million ($104.1 million) under the revolving loan facility. The revolving facility is available until May 2003. The interest rate, interest payment requirements and principal payments for the revolving facility are the same as for the term loan facility. The revolving facility includes a commitment fee of 0.75% payable quarterly on the unused portion of the revolving facility commitment, which is reduced to 0.50% when over 50% of the commitment is utilized.

Regarding the Company's estimated cash requirements described above, there can be no assurance that: (a) actual construction costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required, (b) conditions precedent to advances under credit facilities will be satisfied when funds are required, (c) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (d) the Company will be able to access such cash flow or (e) the Company will not incur losses from its exposure to exchange rate fluctuations or be adversely affected by interest rate fluctuations.

                       NTL Incorporated and Subsidiaries

NTL Triangle, an indirect wholly-owned subsidiary of the Company, sold its 50% ownership interest in Cable London PLC in November 1999 for pound sterling 428.0 million ($649.0 million) in cash. The sale of the Cable London PLC interest is an "Asset Sale" for purposes of the NTL Communications Corp. ("NTL Communications") Indentures for certain of its notes. NTL Communications will need to use an amount equal to the proceeds from the sale to repay subsidiary debt, invest in "Replacement Assets" or make an offer to redeem certain of its notes by November 2000. NTL Communications expects to satisfy this requirement by investing in fixed assets in the United Kingdom and Ireland which are "Replacement Assets".

A wholly-owned indirect subsidiary of the Company, Premium TV Limited, has entered into media partnerships with United Kingdom football clubs whereby Premium TV Limited will receive certain marketing and sponsorship rights. Premium TV Limited will provide loan facilities to the clubs, repayable through the issue of shares in the football clubs, as well as provide funding to joint ventures with the clubs. At June 30, 2000, the aggregate commitment was pound sterling 65.0 million ($98.6 million). In addition, Premium TV Limited expects
(a) to pay approximately pound sterling 109.0 million ($165.3 million) per annum for a three-year license from the British Football Association's Premier League to televise and offer 40 Premier League matches live, on a pay-per-view basis in the course of a season beginning at the start of the 2001/2 season, and (b) to pay fees of up to pound sterling 65.0 million ($98.6 million) over five years for the right to enter into a joint venture with the Football League to set-up an Internet portal for all 72 Football League clubs who wish to participate.

In August 2000, the Company announced that it had signed an agreement in partnership with Morgan Stanley Dean Witter Private Equity to buy France Telecom's 49.9% stake in Noos, the leading broadband company in France offering cable television, telephony and Internet services. The Company will acquire 27% of Noos for approximately $627.0 million. The Company will issue 12-month redeemable preferred stock to France Telecom for 80% of the $627.0 million consideration and 6-year redeemable preferred stock for the remaining 20%.

The accreted value at June 30, 2000 of the Company's consolidated long-term indebtedness, including the redeemable preferred stock, is $15,451.5 million, representing approximately 59% of total capitalization. The following summarizes the terms of the significant notes and redeemable preferred stock issued by the Company and its subsidiaries.

NTL Incorporated:

(1) Senior Redeemable Exchangeable Preferred Stock due February 15, 2009, stated value of $100.0 million, dividends accrue at 13% per annum payable quarterly in arrears, at the Company's option until February 15, 2004, dividends may be paid in cash, by the issuance of additional shares or in any combination of the foregoing, redeemable at the Company's option on or after February 15, 2002, and on any dividend payment date the Company may exchange all of the outstanding shares for 13% debentures due 2009;

                       NTL Incorporated and Subsidiaries


(2) Cumulative Preferred Stock, stated value $1,850.0 million, dividends accrue at 5% per annum and are cumulative on a quarterly basis, dividends are payable in additional shares of Cumulative Preferred Stock in March 2002, holders other than any commercial banks or their affiliates (a "Qualified Holder") may at any time after September 2000 elect, subject to certain conditions, for the Cumulative Preferred Stock to be exchanged for up to a 50% interest in a new company which will own certain or all of the Company's broadband communications, broadcast and cable television interests in Continental Europe outside of France, redeemable for cash in March 2002 at the option of a Qualified Holder;

NTL Delaware:

(3) 5-3/4% Convertible Subordinated Notes due December 15, 2009, principal amount at maturity of $1,200.0 million, interest payable semiannually from June 15, 2000, redeemable at the Company's option on or after December 18, 2002, convertible after March 21, 2000 into shares of the Company's common stock at a conversion price of $108.18 per share;

NTL Business:

(4) Credit Agreement of pound sterling 2,500.0 million ($3,790.8 million), of which pound sterling1,776.0 million ($2,693.0 million) was outstanding at June 30, 2000, interest payable at least every six months at LIBOR plus a margin rate of 2.25% per annum, which is subject to adjustment, effective interest rate at June 30, 2000 was 8.21%, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized, principal is due in six quarterly installments beginning on June 30, 2004;

Cablecom:

(5) Term Loan Facility of CHF 2,700.0 million ($1,653.5 million), interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment after March 2001, effective interest rate of 5.638% at June 30, 2000, principal is due over six years in quarterly installments beginning on March 31, 2004;

NTL Communications:

(6) 12-3/4% Senior Deferred Coupon Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually beginning on October 15, 2000, redeemable at the Company's option on or after April 15, 2000;

(7) 11-1/2% Senior Deferred Coupon Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually beginning on August 1, 2001, redeemable at the Company's option on or after February 1, 2001;

(8) 10% Senior Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company's option on or after February 15, 2002;

                       NTL Incorporated and Subsidiaries


(9) 9-1/2% Senior Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 125.0 million ($189.5 million), interest payable semiannually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

(10) 10-3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 300.0 million ($454.9 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(11) 9-3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(12) 9-3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of pound sterling 330.0 million ($500.4 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

(13) 11-1/2% Senior Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company's option on or after October 1, 2003;

(14) 12-3/8% Senior Deferred Coupon Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company's option on or after October 1, 2003;

(15) 7% Convertible Subordinated Notes due December 15, 2008, principal amount at maturity of $599.3 million, interest payable semiannually from June 15, 1999, convertible into shares of the Company's common stock at a conversion price of $39.20 per share, redeemable at the Company's option on or after December 15, 2001;

(16) 9-1/4% Senior Euro Notes due November 15, 2006, principal amount at maturity of euro 250.0 million ($238.6 million), interest payable semiannually from May 15, 2000;

(17) 9-7/8% Senior Euro Notes due November 15, 2009, principal amount at maturity of euro 350.0 million ($334.0 million), interest payable semiannually from May 15, 2000, redeemable at the Company's option on or after November 15, 2004;

(18) 11-1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of euro 210.0 million ($200.4 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;

NTL Triangle:

(19) 11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually beginning on May 15, 2001, redeemable at NTL Triangle's option after November 15, 2000;

                       NTL Incorporated and Subsidiaries


Diamond:

(20) 13-1/4% Senior Discount Notes due September 30, 2004, principal amount at maturity of $285.1 million, interest payable semiannually from June 30, 2000, redeemable at Diamond's option after September 30, 1999;

(21) 11-3/4% Senior Discount Notes due December 15, 2005, principal amount at maturity of $531.0 million, interest payable semiannually beginning on June 15, 2001, redeemable at Diamond's option on or after December 15, 2000;

(22) 10-3/4% Senior Discount Notes due February 15, 2007, principal amount at maturity of $420.5 million, interest payable semiannually beginning on August 15, 2002, redeemable at Diamond's option on or after December 15, 2002;

(23) 10% Senior Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount at maturity of pound sterling 135.0 million ($204.7 million), interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003; and

(24) 9-1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003.

Management does not anticipate that the Company and its subsidiaries will generate sufficient cash flow from operations to repay at maturity the entire principal amount of the outstanding indebtedness of the Company and its subsidiaries. Accordingly, the Company may be required to consider a number of measures, including: (a) refinancing all or a portion of such indebtedness, (b) seeking modifications to the terms of such indebtedness, (c) seeking additional debt financing, which may be subject to obtaining necessary lender consents, (d) seeking additional equity financing, or (e) a combination of the foregoing.

The Company's operations are conducted through its direct and indirect wholly-owned subsidiaries. As a holding company, the Company holds no significant assets other than cash, securities and its investments in and advances to its subsidiaries. The Company's ability to pay cash dividends to its stockholders may be dependent upon the receipt of sufficient funds from its subsidiaries. In addition, NTL Delaware and NTL Communications are also holding companies that conduct their operations through their respective subsidiaries. Accordingly, the ability of NTL Delaware or NTL Communications to make scheduled interest and principal payments when due to holders of their indebtedness may be dependent upon the receipt of sufficient funds from their subsidiaries.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Cash (used in) provided by operating activities was $(148.5) million and $46.1 million in the six months ended June 30, 2000 and 1999, respectively. This change is primarily due to the increase in the net loss and changes in working capital as a result of the timing of receipts and disbursements.

Purchases of fixed assets were $795.8 million in 2000 and $559.4 million in 1999 as a result of the continuing fixed asset purchases and construction, including purchases and construction by acquired companies.

                       NTL Incorporated and Subsidiaries


Acquisitions, net of cash acquired of $11,015.6 million, proceeds from borrowings, net of financing costs of $5,298.3 million, proceeds from issuance of preferred stock of $1,862.0 million, proceeds from issuance of redeemable preferred stock of $1,850.0 million and proceeds from issuance of common stock of $2,327.6 million in 2000 were primarily for the acquisitions of Cablecom and ConsumerCo including the term loan facility and the credit agreement entered into with groups of banks, the common and preferred shares issued to France Telecom and the preferred stock issued to France Telecom and certain commercial banks.

The cash used for other assets of $384.0 million in 2000 was primarily for investments in and loans to unconsolidated entities. Included in this amount is a $59.3 million deposit for financing costs and a $42.6 million deposit for a UMTS license auction which were returned to the Company in July 2000.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions, the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, and availability, terms and deployment of capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the reported market risks since the end of the most recent fiscal year.

                       NTL Incorporated and Subsidiaries

PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 30, 2000, NTL Incorporated issued approximately 84.9 million shares of its common stock in connection with the acquisition of the consumer cable telephone, Internet and television operations of Cable & Wireless Communications plc ("CWC") (the operations acquired from CWC are called "ConsumerCo"). The shares were issued as part of the consideration to CWC shareholders in exchange for their CWC shares.

The NTL shares were issued pursuant to and in compliance with Rule 802 of the Securities Act of 1933, an exemption from Section 5 of the Securities Act. CWC's status as a foreign private issuer, as well as NTL satisfying the other conditions of Rule 802, permitted NTL to issue the shares without registration. Rule 144 of the Securities Act permits certain resales of restricted securities without registration. Rule 144(a)(3)(vii) provides that securities acquired in a transaction made under Rule 802 of the Securities Act are restricted to the same extent that such securities exchanged in the business combination were "restricted securities" within the meaning of Rule 144(a)(3) of the Securities Act. All shares of NTL common stock received by CWC shareholders in the business combination other than those shareholders who are members of the Cable and Wireless plc and Bell Atlantic Corporation groups are freely transferable under the Securities Act, except that the shares of NTL common stock received by any person who may be deemed an "affiliate" of CWC under paragraphs (c) and (d) of Rule 145 under the Securities Act, including directors and certain executive officers of CWC, may not be resold except in transactions permitted by Rule 145 or as otherwise permitted under the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 11, 2000, NTL Incorporated held the second part of a special meeting of stockholders. The first part of this meeting was held on March 21, 2000. The following management proposals were adopted: (1) the share issuance of NTL common stock to the shareholders of CWC in exchange for ConsumerCo and (2) the amendment of the Restated Certificate of Incorporation of NTL to grant a Board seat right to Cable and Wireless plc. The stockholders approved the first proposal by a vote of 121,489,330 shares in favor, 25,270 shares against and 377,640 shares abstaining from voting. The stockholders approved the second proposal by a vote of 121,413,225 shares in favor, 61,173 shares against and 417,842 shares abstaining from voting.

On May 31, 2000, NTL Incorporated held its annual meeting of stockholders. The following management proposals were adopted: (1) the reelection of Alan J. Patricof, Warren Potash and Robert T. Goad to the Board of Directors and (2) the ratification of the selection of Ernst & Young LLP as the Company's independent auditors for 2000.

The stockholders approved the election of Alan J. Patricof by a vote of 102,026,827 shares in favor and 98,627 shares withheld from voting. The stockholders approved the election of Warren Potash by a vote of 102,096,710 shares in favor and 28,384 shares withheld from voting. The stockholders approved the election of Robert T. Goad by a vote of 102,096,710 shares in favor and 28,384 shares withheld from voting. The stockholders approved the second proposal by a vote of 102,109,299 shares in favor, 11,121 shares against and 4,174 shares abstaining from voting.

                       NTL Incorporated and Subsidiaries

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          27. Financial Data Schedule

     (b)  Reports on Form 8-K.

          During the quarter ended June 30, 2000, the Company filed the following current reports on Form 8-K:

          (i)  Report dated May 17, 2000 (filed May 30, 2000) reporting under
               Item 2, Acquisition or Disposition of Assets, that the Company completed the ConsumerCo acquisition, that the Company completed an investment by France Telecom of $4.5 billion, that the Company agreed to exempt CWC and France Telecom from the definition of an "Acquiring Person" as that term is defined in the NTL Rights Agreement and that the Company will file with the Securities and Exchange Commission the financial statements of ConsumerCo required under Item 7(a) to Form 8-K and the pro forma financial information required under Item 7(b) to Form 8-K and, under Item 5, Other Events, that the Company completed a corporate restructuring to create a holding company structure and under
               Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, Amendments No. 5 and 4 to the Rights Agreement dated October 13, 1993, as amended, by and between NTL Incorporated and Continental Stock Transfer & Trust Company.

          (ii) Report dated May 18, 2000 (filed May 19, 2000) reporting under
               Item 5, Other Events, that the Company completed a corporate restructuring to create a holding company structure.

         (iii) Report dated May 30, 2000 (filed May 30, 2000) reporting under
               Item 2, Acquisition or Disposition of Assets, that Cable & Wireless plc, CWC and the Company issued a joint press release regarding the acquisition of CWC DataCo by Cable & Wireless plc and the acquisition of ConsumerCo by the company.

             No financial statements were filed with these reports.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NTL INCORPORATED



Date:  August 10, 2000                        By: /s/ Barclay Knapp
                                                  -----------------------------
                                                  Barclay Knapp
                                                  President and Chief Executive
                                                  Officer

Date:  August 10, 2000                        By: /s/ Gregg N. Gorelick
                                                  -----------------------------
                                                  Gregg N. Gorelick
                                                  Vice President-Controller
                                                  (Principal Accounting Officer)