Form 10-Q
period 2000-09-30
NTL INC/DE/
filed 2000-11-14
CIK 1114937

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                  0-30673
                    -----------------------------------------------------------


                                NTL INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                                13-4105887
 --------------------------------------------             ------------------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer Identification No.)
  or organization)


110 East 59th Street, New York, New York                             10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                 (212) 906-8440
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X      No
                               ------     ------


The number of shares outstanding of the issuer's common stock as of September 30, 2000 was 271,753,801.

                        NTL Incorporated and Subsidiaries


                                      Index

PART I.  FINANCIAL INFORMATION                                                                                          Page
------------------------------                                                                                          ----
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets-
               September 30, 2000 and December 31, 1999 ............................................................    2

               Condensed Consolidated Statements of Operations-
               Three and nine months ended September 30, 2000 and 1999 .............................................    4

               Condensed Consolidated Statement of Shareholders' Equity-
               Nine months ended September 30, 2000 ....................................................................5

               Condensed Consolidated Statements of Cash Flows-
               Nine months ended September 30, 2000 and 1999 .......................................................... 7

               Notes to Condensed Consolidated Financial Statements ................................................... 8

Item 2.        Management's Discussion and Analysis of Results of
               Operations and Financial Condition .................................................................... 17

Item 3.        Quantitative and Qualitative Disclosures
               about Market Risk  .................................................................................... 29


PART II. OTHER INFORMATION
--------------------------

Item 6.        Exhibits and Reports on Form 8-K ...................................................................... 31

SIGNATURES ........................................................................................................... 32

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                        NTL Incorporated and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                  (in millions)




                                                                                     SEPTEMBER 30,             DECEMBER 31,
                                                                                         2000                      1999
                                                                              --------------------------------------------------
                                                                                    (unaudited)               (see note)
ASSETS
Current assets:
   Cash and cash equivalents                                                             $414.0                  $2,597.2
   Marketable securities                                                                  112.7                     344.5
   Accounts receivable - trade, less allowance for doubtful
     accounts of $143.2 (2000) and $85.6 (1999)                                           471.7                     294.2
   Other                                                                                  443.3                      82.7
                                                                              --------------------------------------------------
Total current assets                                                                    1,441.7                   3,318.6

Fixed assets, net                                                                      11,904.2                   5,597.7
Intangible assets, net                                                                 13,571.1                   2,927.8
Other assets, net of accumulated amortization
  of $77.4 (2000) and $49.4 (1999)                                                        878.2                     367.5
                                                                              --------------------------------------------------
Total assets                                                                          $27,795.2                 $12,211.6
                                                                              ==================================================

                        NTL Incorporated and Subsidiaries
                Condensed Consolidated Balance Sheets - continued
                                  (in millions)


                                                                                       SEPTEMBER 30,              DECEMBER 31,
                                                                                           2000                       1999
                                                                                ---------------------------------------------------
                                                                                        (unaudited)                (see note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                          $444.4                  $224.7
   Accrued expenses and other                                                               1,131.7                   438.2
   Accrued construction costs                                                                 221.2                    79.8
   Interest payable                                                                           110.7                    71.1
   Deferred revenue                                                                           273.5                   160.8
   Current portion of long-term debt                                                           14.4                    82.6
                                                                                ---------------------------------------------------
Total current liabilities                                                                   2,195.9                 1,057.2

Long-term debt                                                                             13,753.2                 8,798.0
Commitments and contingent liabilities
Deferred income taxes                                                                         208.9                    77.7
Minority interests                                                                             30.5                       -
Redeemable preferred stock - $.01 par value, plus accreted dividends;
   liquidation preference $2,056.8; less unamortized discount of
   $2.6 (2000) and $2.8 (1999); issued and outstanding  2.0 (2000)
   and 0.1 (1999) shares                                                                    2,054.2                   141.8


Shareholders' equity:
   Series preferred stock - $.01 par value;
      authorized 10.0 shares; liquidation preference $2,824.5; issued
      and outstanding 2.8 (2000) and 1.3 (1999) shares                                          -                       -
   Common stock - $.01 par value; authorized 800.0 shares; issued
      and outstanding 271.8 (2000) and 132.4 (1999) shares                                      2.7                     1.3
   Additional paid-in capital                                                              13,794.6                 4,125.1
   Accumulated other comprehensive (loss)                                                    (472.9)                   (2.1)
   (Deficit)                                                                               (3,771.9)               (1,987.4)
                                                                                ---------------------------------------------------
                                                                                            9,552.5                 2,136.9
                                                                                ---------------------------------------------------
Total liabilities and shareholders' equity                                                $27,795.2             $  12,211.6
                                                                                ===================================================

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

See accompanying notes.

                        NTL Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (in millions, except per share data)



                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                                      ----------------------------------------------------------------------------
                                                             2000               1999               2000                1999
                                                      ----------------------------------------------------------------------------
REVENUES
Residential telecommunications and television                $566.0             $220.3           $1,238.8             $585.6
National and international telecommunications                 210.4              141.6              584.2              360.2
Broadcast transmission and other                               54.3               55.2              164.9              144.9
                                                      ----------------------------------------------------------------------------
                                                              830.7              417.1            1,987.9            1,090.7

COSTS AND EXPENSES
Operating expenses                                            394.1              206.8              967.8              536.2
Selling, general and administrative expenses                  344.7              144.9              769.3              419.2
Franchise fees                                                    -                7.7                  -               22.3
Non-cash compensation                                           2.2                  -                2.2                  -
Other charges                                                   6.0                  -               19.7                  -
Corporate expenses                                              9.5                7.4               30.7               21.1
Depreciation and amortization                                 600.0              201.9            1,245.5              533.6
                                                      ----------------------------------------------------------------------------
                                                            1,356.5              568.7            3,035.2            1,532.4
                                                      ----------------------------------------------------------------------------
Operating (loss)                                             (525.8)            (151.6)          (1,047.3)            (441.7)

OTHER INCOME (EXPENSE)
Interest income and other, net                                 (1.2)              13.4               48.1               34.1
Interest expense                                             (280.9)            (186.6)            (729.1)            (485.2)
Foreign currency transaction gains (losses)                    23.1               46.7              (89.3)              35.8
                                                      ----------------------------------------------------------------------------
(Loss) before income tax benefit                             (784.8)            (278.1)          (1,817.6)            (857.0)
Income tax benefit                                             14.5                  -               33.1                  -
                                                      ----------------------------------------------------------------------------
Net (loss)                                                   (770.3)            (278.1)          (1,784.5)            (857.0)
Preferred stock dividends                                     (63.3)             (20.6)            (129.5)             (49.0)
                                                      ----------------------------------------------------------------------------
Net (loss) available to common shareholders                 $(833.6)           $(298.7)         $(1,914.0)           $(906.0)
                                                      ============================================================================

Basic and diluted net (loss) per common share                $(3.08)            $(2.31)            $(9.63)            $(7.86)
                                                      ============================================================================

Weighted average shares                                       270.8              129.4              198.8              115.2
                                                      ============================================================================

See accompanying notes.

                        NTL Incorporated and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)
                                  (in millions)


                                                                    SERIES PREFERRED STOCK                 COMMON STOCK
                                                                        $.01 PAR VALUE                    $.01 PAR VALUE
                                                                 SHARES              PAR              SHARES           PAR
                                                             --------------------------------------------------------------------
  Balance, December 31, 1999                                          1.3                 $-               132.4     $1.3
  Exercise of stock options                                                                                  2.0        -
  Exercise of warrants                                                                                       1.1        -
  Non-cash compensation
  Common stock issued for cash                                                                              42.2       .4
  Preferred stock issued for cash                                     2.0                  -
  Common stock issued for an acquisition                                                                    84.9       .9
  Conversion of series preferred stock                                (.5)                 -                 9.2       .1
  Preferred stock issued for dividends
  Accreted dividends on preferred stock
  Accretion of discount on preferred stock
  Comprehensive loss:
  Net loss for the nine months ended September 30, 2000
  Currency translation adjustment
      Total
                                                             --------------------------------------------------------------------
  Balance, September 30, 2000                                         2.8                 $-               271.8     $2.7
                                                             ====================================================================


See accompanying notes.

                        NTL Incorporated and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                             (Unaudited) - continued
                                  (in millions)



                                                          ADDITIONAL
                                                            PAID-IN            COMPREHENSIVE
                                                            CAPITAL                LOSS
                                                       ----------------------------------------------
Balance, December 31, 1999                                   $4,125.1
Exercise of stock options                                        35.7
Exercise of warrants                                              8.4
Non-cash compensation                                             2.2
Common stock issued for cash                                  2,327.2
Preferred stock issued for cash                               1,862.0
Common stock issued for an acquisition                        5,484.5
Conversion of series preferred stock                              7.5
Preferred stock issued for dividends                              9.4
Accreted dividends on preferred stock                           (67.2)
Accretion of discount on preferred stock                          (.2)
Comprehensive loss:
Net loss for the nine months ended September 30, 2000                              $(1,784.5)
Currency translation adjustment                                                       (470.8)
                                                                             ------------------
      Total                                                                        $(2,255.3)
                                                       ----------------------------------------------
Balance, September 30, 2000                                 $13,794.6
                                                       ==============================================

                                                         ACCUMULATED
                                                            OTHER
                                                        COMPREHENSIVE
                                                             LOSS                DEFICIT
                                                      --------------------------------------
Balance, December 31, 1999                                   $(2.1)           $(1,987.4)
Exercise of stock options
Exercise of warrants
Non-cash compensation
Common stock issued for cash
Preferred stock issued for cash
Common stock issued for an acquisition
Conversion of series preferred stock
Preferred stock issued for dividends
Accreted dividends on preferred stock
Accretion of discount on preferred stock
Comprehensive loss:
Net loss for the nine months ended September 30, 2000                          (1,784.5)
Currency translation adjustment                             (470.8)

      Total
                                                      --------------------------------------
Balance, September 30, 2000                                $(472.9)           $(3,771.9)
                                                      ======================================





See accompanying notes.

                        NTL Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (in millions)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                 -------------------------------------------------
                                                                                          2000                     1999
                                                                                 -------------------------------------------------
 Net cash (used in) provided by operating activities                                       $(199.1)                $41.8

 INVESTING ACTIVITIES
   Acquisitions, net of cash acquired                                                    (10,954.6)             (1,103.1)
   Purchase of fixed assets                                                               (1,541.9)               (858.1)
   Payment of deferred purchase price                                                         (3.0)                    -
   Purchase of marketable securities                                                        (150.5)               (573.8)
   Proceeds from sales of marketable securities                                              390.9                 539.8
   Cash deposited into escrow for an acquisition                                                 -                (120.7)
   Increase in other assets                                                                 (527.1)                (28.8)
                                                                                 -------------------------------------------------
   Net cash (used in) investing activities                                               (12,786.2)             (2,144.7)

FINANCING ACTIVITIES
   Proceeds from borrowings, net of financing costs                                        5,784.6               1,125.5
   Proceeds from issuance of preferred stock and warrants                                  1,862.0               1,250.0
   Proceeds from issuance of common stock                                                  2,327.6                 250.0
   Cash released from escrow                                                                  77.5                     -
   Principal payments                                                                     (1,114.6)                (25.9)
   Proceeds from issuance of redeemable preferred stock                                    1,850.0                     -
   Proceeds from exercise of stock options and warrants                                       44.1                  29.9
                                                                                 -------------------------------------------------
   Net cash provided by financing activities                                              10,831.2               2,629.5

   Effect of exchange rate changes on cash                                                   (29.1)                  2.7
                                                                                 -------------------------------------------------
   (Decrease) increase in cash and cash equivalents                                       (2,183.2)                529.3
   Cash and cash equivalents at beginning of period                                        2,597.2                 736.3
                                                                                 -------------------------------------------------
   Cash and cash equivalents at end of period                                               $414.0              $1,265.6
                                                                                 =================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest exclusive of
      amounts capitalized                                                                   $330.4                $140.3
   Income taxes paid                                                                           1.4                     -

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
   Accretion of dividends and discount on preferred stock                                    $67.4                 $26.5
   Conversion of Convertible Notes, net of unamortized deferred financing costs
                                                                                                 -                 269.3
   Common stock and stock options issued for an acquisition                                5,485.4                 978.0
   Conversion of series preferred stock                                                        7.6                     -

See accompanying notes.

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the NTL (Delaware), Inc. (formerly NTL Incorporated) Annual Report on Form 10-K for the year ended December 31, 1999.

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

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NOTE C - FIXED ASSETS

Fixed assets consist of:

                                                                                      SEPTEMBER 30,             DECEMBER 31,
                                                                                           2000                     1999
                                                                                ----------------------------------------------
                                                                                        (unaudited)
                                                                                                (in millions)
   Operating equipment                                                                      $10,459.8            $5,111.3
   Other equipment                                                                            1,029.7               715.2
   Construction-in-progress                                                                   1,837.3               669.4
                                                                                ----------------------------------------------
                                                                                             13,326.8             6,495.9
   Accumulated depreciation                                                                  (1,422.6)             (898.2)
                                                                                ----------------------------------------------
                                                                                            $11,904.2            $5,597.7
                                                                                ==============================================

Depreciation expense for the nine months ended September 30, 2000 and 1999 was $616.8 million and $337.6 million, respectively. Depreciation expense for the three months ended September 30, 2000 and 1999 was $262.2 million and $125.6 million, respectively.

NOTE D - INTANGIBLE ASSETS

Intangible assets consist of:

                                                                                          SEPTEMBER 30,           DECEMBER 31,
                                                                                               2000                   1999
                                                                                      ----------------------------------------------
                                                                                           (unaudited)
                                                                                                      (in millions)

Goodwill, net of accumulated amortization of $681.8 (2000) and $197.0 (1999)                    $13,290.9            $2,543.5

License acquisition costs, net of accumulated amortization of $194.7 (2000) and                     160.8               225.0
  $141.7 (1999)

Customer lists, net of accumulated amortization of $54.7 (2000) and $30.9 (1999)                    119.4               159.3
                                                                                       ---------------------------------------------
                                                                                                $13,571.1            $2,927.8
                                                                                       =============================================


On May 30, 2000, the Company acquired the consumer cable telephone, Internet and television operations of CWC in the United Kingdom ("ConsumerCo"). The Company paid cash of pound sterling 2,846.3 million ($4,258.9 million) and issued an aggregate of 84.9 million shares of its common stock in exchange for all of the shares of CWC. In addition, the Company paid pound sterling 2,214.0 million ($3,312.8 million) to repay a portion of ConsumerCo's debt. The Company's common stock was valued at $5,485.4 million, the fair value at the time of the announcement. This acquisition was funded by a new bank facility under which pound sterling 2,376.0 million ($3,555.2 million) was borrowed and by an additional investment by France Telecom in the Company, as described below.

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

These acquisitions were accounted for as purchases, and accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition. The aggregate purchase price of $16,602.4 million, including costs incurred of $35.1 million, exceeded the estimated fair value of net tangible assets acquired by $11,480.7 million, which is included in goodwill. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on the estimated fair values at acquisition. Changes to the allocation of the purchase price are expected as valuations or appraisals of assets and liabilities are completed.

In 1999, the Company completed the acquisitions of Diamond Cable Communications Limited, the Australian National Transmission Network, Cablelink Limited, certain broadband cable franchises of British Telecommunications plc, the "1G Networks" of France Telecom and Workplace Technologies plc.

The pro forma unaudited consolidated results of operations for the nine months ended September 30, 2000 and 1999 assuming consummation of these transactions as of January 1, 1999 is as follows. A significant component of the pro forma results is associated with the acquisition of ConsumerCo. The historical results of ConsumerCo reflect certain intercompany costs and expenses as they were prior to the separation of ConsumerCo which was completed in the second quarter of 2000. These costs and expenses do not necessarily reflect the costs and expenses that would have been incurred if DataCo and ConsumerCo were separate entities for these periods. Therefore the historical results of ConsumerCo which are included in the pro forma results below are not reflective of results on a going forward basis.


                                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -------------------------------------------------
                                                                                           2000                       1999
                                                                                  -------------------------------------------------
                                                                                          (in millions, except per share data)
Total revenue                                                                            $2,550.4                   $2,407.0
Net (loss)                                                                               (2,475.9)                  (2,281.1)
Basic and diluted net (loss) per common share                                               (9.94)                     (9.90)

Amortization of intangible and other assets charged to expense for the nine months ended September 30, 2000 and 1999 was $628.7 million and $196.0 million, respectively. Amortization of intangible and other assets charged to expense for the three months ended September 30, 2000 and 1999 was $337.8 million and $76.3 million, respectively.

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

Accrued and unpaid dividends on Redeemable Preferred Stock at September 30, 2000 was $50.1 million. The changes in the number of shares of Redeemable Preferred Stock were as follows:

                                                                                               13%                     5%
                                                                                     ----------------------------------------------
Balance, December 31, 1999                                                                    142,000                        -
Issued for cash                                                                                     -                1,850,000
Issued for dividends                                                                           15,000                        -
                                                                                     ----------------------------------------------
Balance, September 30, 2000                                                                   157,000                1,850,000
                                                                                     ==============================================

The changes in the number of shares of Series Preferred Stock, excluding the Redeemable Preferred Stock, were as follows:

                                                                  9.9%
                                                                Series B                     5.25%                      5%
                                                        ---------------------------------------------------------------------------
Balance, December 31, 1999                                        52,000                     525,000                 755,000
Issued for cash                                                        -                           -               2,000,000
Issued for dividends                                                   -                       3,000                  70,000
Conversion into common stock                                     (52,000)                   (528,000)                      -
                                                        ---------------------------------------------------------------------------
Balance, September 30, 2000                                            -                           -               2,825,000
                                                        ===========================================================================

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NOTE F - LONG-TERM DEBT

                                                                                         SEPTEMBER 30,           DECEMBER 31,
Long-term debt consists of:                                                                  2000                   1999
                                                                               ---------------------------------------------------
                                                                                         (unaudited)
                                                                                                  (in millions)
NTL Delaware:
  5-3/4% Convertible Subordinated Notes                                                      $1,200.0               $1,200.0

 ConsumerCo:
   Term loan facility and other                                                                  25.9                      -

NTL Business:
  Credit Agreement                                                                            2,813.0                      -

 Cablecom:
   Term Loan Facility                                                                         1,563.8                      -
   Revolving Facility                                                                           214.3                      -
   Other                                                                                         15.0                      -

NTL Communications:
  12-3/4% Senior Deferred Coupon Notes                                                          277.8                  268.1
  11-1/2% Senior Deferred Coupon Notes                                                        1,011.9                  930.4
  10% Senior Notes                                                                              400.0                  400.0
  9-1/2% Senior Sterling Notes, less unamortized discount                                       184.4                  201.4
  10-3/4% Senior Deferred Coupon Sterling Notes                                                 340.4                  343.7
  9-3/4% Senior Deferred Coupon Notes                                                         1,023.4                  952.8
  9-3/4% Senior Deferred Coupon Sterling Notes                                                  348.3                  354.4
  11-1/2% Senior Notes                                                                          625.0                  625.0
  12-3/8% Senior Deferred Coupon Notes                                                          313.9                  287.0
  7% Convertible Subordinated Notes                                                             599.3                  599.3
  Variable Rate Redeemable Guaranteed Loan Notes                                                    -                   76.8
  9-1/4% Senior Euro Notes                                                                      220.9                  252.3
  9-7/8% Senior Euro Notes                                                                      309.3                  353.2
  11-1/2% Senior Deferred Coupon Euro Notes                                                     117.0                  123.1

  NTL Communications Limited:
   Credit Agreement                                                                             163.0                      -

 NTL Triangle:
  11.2% Senior Discount Debentures                                                              510.5                  467.3
  Other                                                                                           5.5                    8.0

Diamond:
  13-1/4% Senior Discount Notes                                                                 285.1                  285.1
  11-3/4% Senior Discount Notes                                                                 518.7                  476.2
  10-3/4% Senior Discount Notes                                                                 364.2                  336.9
  10% Senior Sterling Notes                                                                     199.6                  218.1
  9-1/8% Senior Notes                                                                           110.0                  110.0
  Other                                                                                           7.4                   11.5
                                                                               ---------------------------------------------------
                                                                                             13,767.6                8,880.6
    Less current portion                                                                         14.4                   82.6
                                                                               ---------------------------------------------------
                                                                                            $13,753.2               $8,798.0
                                                                               ===================================================

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NOTE F - LONG-TERM DEBT (CONTINUED)


In May 2000, NTL Business Limited ("NTL Business") and NTL Communications Limited ("NTLCL"), wholly-owned indirect subsidiaries of the Company, entered into a pound sterling 2,500.0 million ($3,696.8 million) credit agreement in connection with the ConsumerCo acquisition. As of September 30, 2000, NTL Business had pound sterling 1,902.3 million ($2,813.0 million) and NTLCL had pound sterling 110.2 million ($163.0 million) outstanding under the credit agreement. Interest is payable at least every six months at LIBOR plus a margin rate of 2.25% per annum, which is subject to adjustment based on the ratio of EBITDA to finance charges of the UK Group. The effective interest rate at September 30, 2000 was 8.32%. The unused portion of the commitment is available for refinancing ConsumerCo indebtedness and for working capital requirements of the UK Group. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle) LLC and subsidiaries and certain other entities are excluded from the UK Group. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized. Principal is due in six quarterly installments beginning on June 30, 2004. The credit agreement contains various financial and other covenants with respect to the UK Group, and restrictions on dividends and distributions by the UK Group.



In March 2000, the Company borrowed CHF 2,700.0 million ($1,563.8 million) under its term loan facility in connection with the acquisition of Cablecom. Interest is payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment after March 2001 based on Cablecom's ratio of senior debt to EBITDA. The effective interest rate at September 30, 2000 was 5.98%. Principal is due over six years in quarterly installments beginning on March 31, 2004. Cablecom has the option to draw on a revolving loan facility up to an additional CHF 1,400.0 million ($810.9 million). The revolving facility is intended to finance operating expenses, working capital and other capital expenditures of Cablecom and subsidiaries and for their general corporate financing requirements. As of September 30, 2000, Cablecom had borrowed CHF 370.0 million ($214.3 million) under the revolving loan facility with an effective interest rate of 5.89%. The revolving facility is available until May 2003. The interest rate, interest payment requirements and principal payments for the revolving facility are the same as for the term loan facility. The revolving facility includes a commitment fee of 0.75% payable quarterly on the unused portion of the revolving facility commitment, which is reduced to 0.50% when over 50% of the commitment is utilized. The term loan facility and the revolving facility contain various financial and other covenants with respect to Cablecom and subsidiaries, and restrictions on dividends and distributions by Cablecom subsidiaries.


NTLCL entered into a pound sterling 1,300.0 million ($1,922.3 million) credit agreement with a group of banks dated May 30, 2000. Pursuant to the credit agreement, in connection with the issuance in October 2000 of $500.0 million aggregate principal amount NTL Communications Corp. 11-7/8% notes, the commitment has been reduced by pound sterling 161.8 million ($239.3 million). As of September 30, 2000, there were no amounts borrowed under this agreement. NTLCL and other members of the UK Group (as defined above) may utilize the proceeds under this credit agreement to finance the working capital requirements of the UK Group, provided that in no event shall the proceeds be used for a purpose other than to finance the construction, capital expenditure and working capital needs of a cable television or telephone or telecommunications business, or a related business, in the United Kingdom or Ireland. Interest is payable at least every six months at LIBOR plus a margin rate of 4.5% per annum. The margin rate shall increase by 0.5% on the three month anniversary of the initial advance and by an additional 0.5% on each subsequent three month anniversary, up to a maximum total interest rate of 16% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006. The credit agreement contains various financial and other covenants with respect to the UK Group, and restrictions on dividends and distributions by the UK Group.

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NOTE F - LONG-TERM DEBT (CONTINUED)

In March 2000, the Company redeemed in full its Variable Rate Redeemable Guaranteed Loan Notes, principal amount of IRpound sterling 60.0 million ($67.3 million), plus accrued and unpaid interest using cash held in escrow.

NOTE G - NON-CASH COMPENSATION

In September 2000, the Board of Directors approved modifications to certain stock options granted to employees in November 1999 through May 2000. Options to purchase an aggregate of approximately 16.5 million shares of the Company's common stock with a weighted average exercise price of $64.39 per share were modified such that the exercise price was reduced to $44.50 per share and the vesting schedule was delayed and/or lengthened. This change did not affect the exercise price of options granted to George Blumenthal, Chairman of the Board and Treasurer, Barclay Knapp, President and Chief Executive Officer and the Company's Directors. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, the Company is accounting for these options as a variable plan beginning in September 2000. The Company will recognize non-cash compensation expense for the difference between the quoted market price of the Company's common stock and the exercise price of the vested options while the options remain outstanding. As of September 30, 2000, the Company recognized non-cash compensation expense of $2.2 million.

NOTE H - COMPREHENSIVE LOSS

The Company's comprehensive loss for the three months ended September 30, 2000 and 1999 was $(980.7) million and $(36.5) million, respectively. The Company's comprehensive loss for the nine months ended September 30, 2000 and 1999 was $(2,255.3) million and $(822.3) million, respectively.

NOTE I - SEGMENT DATA


                                                         RESIDENTIAL
                                                           TELECOMS                     CORPORATE
                                                             AND          NATIONAL         AND
                                           BROADCAST      TELEVISION      TELECOMS        OTHER           TOTAL
                                         --------------------------------------------------------------------------
                                                                      (in millions)
Nine months ended September 30, 2000
Revenues                                   $164.9        $1,238.8         $584.2      $       -        $ 1,987.9
EBITDA (1)                                   87.3           353.8          199.4         (389.7)           250.8


Nine months ended September 30, 1999
Revenues                                   $144.9         $ 585.6         $360.2      $      -        $ 1,090.7
EBITDA (1)                                   81.6           163.2           90.5         (200.0)          135.3

Total assets
September 30, 2000                         $616.9       $21,766.9       $1,495.8      $  3,915.6      $ 27,795.2
December 31, 1999                           748.7         6,106.5        1,180.8         4,175.6        12,211.6


(1) Represents earnings before interest, taxes, depreciation and amortization, corporate expenses, franchise fees, non-cash compensation, other charges and foreign currency transaction gains (losses).

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NOTE I - SEGMENT DATA (CONTINUED)

The reconciliation of segment combined EBITDA to loss before income tax benefit is as follows:


                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                     ------------------------------------------------------
                                                                                2000                       1999
                                                                     ------------------------------------------------------
                                                                                         (in millions)
Segment combined EBITDA                                                         $250.8                 $   135.3

(Add) deduct:
Franchise fees                                                                       -                      22.3
Non-cash compensation                                                              2.2                         -
Other charges                                                                     19.7                         -
Corporate expenses                                                                30.7                      21.1
Depreciation and amortization                                                  1,245.5                     533.6
Interest income and other, net                                                   (48.1)                    (34.1)
Interest expense                                                                 729.1                     485.2
Foreign currency transaction (gains) losses                                       89.3                     (35.8)
                                                                     ----------------------------------------------------
                                                                               2,068.4                     992.3
                                                                     ----------------------------------------------------
(Loss) before income tax benefit                                             $(1,817.6)                  $(857.0)
                                                                     ====================================================



NOTE J- COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2000, the Company was committed to pay approximately $1,300.0 million for equipment and services, which includes certain contracts for services through 2008.

A wholly-owned indirect subsidiary of the Company, Premium TV Limited, has entered into media partnerships with various United Kingdom football clubs whereby Premium TV Limited will receive certain marketing and sponsorship rights. Premium TV Limited will provide loan facilities to the clubs, repayable through the issue of shares in the football clubs, as well as provide funding to joint ventures with the clubs. At September 30, 2000, the aggregate commitment was pound sterling 58.5 million ($86.5 million). In addition, Premium TV Limited expects to pay fees of up to pound sterling 65.0 million ($96.1 million) over five years for the right to enter into a joint venture with the Football League to set-up an Internet portal for all 72 Football League clubs who wish to participate.

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

                       NTL Incorporated and Subsidiaries
 Notes to Consdensed Consolidated Financial Statements (unaudited) (continued)


NOTE K - SUBSEQUENT EVENT

In October 2000, NTL Communications Corp. issued $500.0 million principal amount of 11-7/8% Senior Notes due 2010. The Notes were issued at a price of 97.872% of the aggregate principal amount at maturity or $489.4 million. The underwriters' discount and commissions were $11.3 million. Interest is payable semiannually in cash at the rate of 11-7/8% per annum beginning on April 1, 2001. The Notes may be redeemed at the Company's option, in whole or in part, at any time on or after October 1, 2005. Also in October 2000, pound sterling 110.6 million ($163.5 million) of the principal amount outstanding under the NTL Business and NTLCL credit agreement was repaid.

                        NTL Incorporated and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


The following table shows the cable television and telephony customer statistics for NTL in the United Kingdom and Ireland:

====================================================================================================================================
                                                CABLE TELEVISION AND TELEPHONY CUSTOMERS AS OF SEPTEMBER 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                       "Original"         1998                              Cablelink and       UK and Ireland
                                         NTL(1)      Acquisitions(2)      ConsumerCo(3)      BT Cable(4)         Consolidated
------------------------------------------------------------------------------------------------------------------------------------
  Homes in Franchise (5)               2,090,000          3,037,600           6,049,600          640,500              11,817,700
------------------------------------------------------------------------------------------------------------------------------------
  Homes passed                         1,423,500          2,427,500           4,308,200          605,500               8,764,700
------------------------------------------------------------------------------------------------------------------------------------
  Homes marketed (Tel.)                1,230,500          2,101,600           4,058,400            1,000               7,391,500
------------------------------------------------------------------------------------------------------------------------------------
  Homes marketed (CATV)                1,230,500          2,161,900           4,058,400          560,600               8,011,400
------------------------------------------------------------------------------------------------------------------------------------
  Total customers (6)                    615,000            893,500           1,177,400          432,000               3,117,900
------------------------------------------------------------------------------------------------------------------------------------
     Dual                                566,800            518,600             812,600              200               1,898,200
------------------------------------------------------------------------------------------------------------------------------------
     Telephone-only (6)                   24,300            288,500             234,400                0                 547,200
------------------------------------------------------------------------------------------------------------------------------------
     Cable-only                           23,900             86,400             130,400          431,800                 672,500
------------------------------------------------------------------------------------------------------------------------------------
  Total RGUs(7)                        1,181,800          1,412,100           1,990,000          432,200               5,016,100
------------------------------------------------------------------------------------------------------------------------------------
  Net Adds (Customers)(8)                 18,800             32,300               3,600            7,900                  62,600
------------------------------------------------------------------------------------------------------------------------------------
  Net Adds (RGU)(8)                       35,200             79,000              16,300            8,100                 138,600
------------------------------------------------------------------------------------------------------------------------------------
  Customer penetration                     50.0%              41.3%               29.0%            77.1%                   38.9%
------------------------------------------------------------------------------------------------------------------------------------
  RGU penetration                          96.0%              65.3%               49.0%            77.1%                   62.6%
------------------------------------------------------------------------------------------------------------------------------------
  Telephone penetration                    48.0%              38.4%               25.8%            20.0%                   33.1%
------------------------------------------------------------------------------------------------------------------------------------
  Cable penetration                        48.0%              28.0%               23.2%            77.1%                   32.1%
====================================================================================================================================


(1)        Data for franchises which NTL has been developing since 1993
(2)        Data for the following franchises: Triangle, ComTel and Diamond
           Cable.
(3)        Data for Cable & Wireless ConsumerCo franchises acquired in May 2000.
(4)        Data for CableLink (Ireland) and BT Cable (Westminster/Milton
           Keynes).
(5)        Franchise home information from The Media Map Datafile 2000.
(6)        Excludes approximately 454,000 off-net telephony customers and over
           1.5 million Internet customers.
(7) An RGU is one cable television account or one telephone account; a dual customer generates two RGUs.
(8) Total additional customers and RGU's, respectively, as compared to June 30, 2000.

                        NTL Incorporated and Subsidiaries

The following table illustrates NTL's broadband position in Western Europe outside of the United Kingdom and Ireland:

====================================================================================================================================
                                           CABLE TELEVISION AND INTERNET CUSTOMERS AS OF SEPTEMBER 30, 2000 (IN 000S)
------------------------------------------------------------------------------------------------------------------------------------
                             (Switzerland)       (France)         (France)          (Germany)         (Sweden)         NTL Europe
                              Cablecom(1)         1G(2)            Noos(3)          eKabel(4)           B2(5)          Gross (6)
------------------------------------------------------------------------------------------------------------------------------------
  Ownership Interest             100% (1)             100%                27%             32.5%               25%             n/a
------------------------------------------------------------------------------------------------------------------------------------
  Homes in Franchise (7)            1,875              287              3,179             2,800               247           8,388
------------------------------------------------------------------------------------------------------------------------------------
  Homes passed                      1,875              265              2,563             1,828                45           6,576
------------------------------------------------------------------------------------------------------------------------------------
  Homes marketed (CATV)             1,706              212              2,563             1,828                 0           6,309
------------------------------------------------------------------------------------------------------------------------------------
  Customers (CATV)                  1,555               48                730             1,294                 0           3,627
------------------------------------------------------------------------------------------------------------------------------------
  Penetration (CATV)                  91%              23%                28%               71%               n/a             57%
------------------------------------------------------------------------------------------------------------------------------------
  Internet - Dial-Up                  154                0                  0                 0                 0             154
------------------------------------------------------------------------------------------------------------------------------------
  Internet - Cable/Ethernet            19                0                 49                 0                 8              76
====================================================================================================================================


(1) Cablecom (Switzerland) is 100% owned by NTL, however, Cablecom retains various ownership interests in several smaller Swiss cable systems. Historically, Cablecom has reported customer data reflecting the equity interest applicable to each system and as of September 30, 2000 was as follows: 1,690,500 franchise homes, 1,690,500 homes passed, 1,547,900 CATV homes marketed and 1,404,300 CATV customers (includes an ongoing audit adjustment at Cablecom of an additional 95,900 equity homes passed and 92,100 equity homes marketed). During the third quarter Cablecom acquired 15,100 equity cable subscribers and 6,700 equity Internet customers via the acquisition of several cable systems. Data in the above table consolidates all of the systems in which Cablecom has an ownership interest.
(2)    The "1G Networks" (France) were acquired by NTL in 1999.
(3) Proforma for the closing of Noos (France). NTL recently agreed to acquire a 27% interest in Noos.
(4)    NTL acquired a 32.5% interest in eKabel (Germany) in September 2000.
(5) NTL purchased a 25% equity interest in Bredbandsbolaget (B2)(Sweden) in March 2000.
(6) Gross subscriber information assumes NTL owns 100% of B2, Noos, eKabel and each of the cable systems in which Cablecom retains an ownership interest.
(7)    Franchise home information is from Company records.


The following table shows the Internet statistics for operations wholly-owned by
NTL:

================================================================================================================
                                                INTERNET CUSTOMERS AS OF SEPTEMBER 30, 2000
----------------------------------------------------------------------------------------------------------------
                                  NTLWORLD &                UK
                                  NTL DIRECT             WHOLESALE         SWITZERLAND             TOTAL NTL
----------------------------------------------------------------------------------------------------------------
  Internet Customers                  665,100             853,500           172,500                1,691,100
================================================================================================================

                        NTL Incorporated and Subsidiaries

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

A significant component of the results since May 2000 is associated with the acquisition of ConsumerCo. Prior to the acquisition, ConsumerCo had been losing customers on a quarterly basis. In the first full quarter after the acquisition, ConsumerCo added 3,600 dual customers and 16,300 RGUs, as well as materially reduced monthly churn. The Company's immediate focus is on the following priorities: reducing the fault rate, improving the installation experience, continuing the digital rollout and improving the value proposition for the service bundle. These are all factors that will reduce churn and increase penetration. However, they will increase costs through the second quarter of 2001.


On November 2, 2000, the Company announced the completion of a consolidation review. Based on a comprehensive review of the combined company following the acquisition of ConsumerCo and the integration of several other acquired businesses over the last 18 months, the Company identified significant efficiency improvements and cost savings. These include the elimination of duplicate technologies and processes, consolidation of support functions and reductions in levels of management. Approximately 1,300 roles will become redundant over the next 15 months as part of the cost savings. The Company expects to realize the cost savings beginning in the latter half of 2001. The Company expects to incur a restructuring charge in fiscal 2000 as a result of this review, although to date the Company is still in the process of finalizing this charge.


Three Months Ended September 30, 2000 and 1999

Residential telecommunications and television revenues increased to $566.0 million from $220.3 million as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 2000 and 1999 revenue includes $380.6 million and $53.9 million, respectively, from acquired companies. The Company expects its customer base to continue to increase, which will drive further revenue growth as the Company continues to connect customers to its broadband network. The Company also expects revenue growth from the continuing rollout of its cable modem and digital cable television services.

                        NTL Incorporated and Subsidiaries

National and international telecommunications revenues increased to $210.4 million from $141.6 million as a result of acquisitions and from increases in business telecommunications revenues, Internet services revenues and carrier services revenues. The 2000 and 1999 revenue includes $67.0 million and $21.0 million, respectively, from acquired companies. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects its business telecommunications and Internet services customer base to continue to increase, which will drive further revenue growth. The Company continues to focus specific sales and marketing effort on business customers and for Internet services in its completed network. Carrier services revenues increased due to growth in voice, video and data services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues decreased to $54.3 million from $55.2 million. Included in these amounts are revenues of $13.6 million and $14.9 million from NTL Australia in 2000 and 1999, respectively. These decreases are entirely due to exchange rate fluctuations since these revenues increased pound sterling 2.4 million and A$0.8 million in the United Kingdom and NTL Australia, respectively. The United Kingdom increase reflects increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. The Company expects its digital broadcasting services to increase in the future.

Operating expenses increased to $394.1 million from $206.8 million primarily as a result of costs from acquired businesses. The 2000 and 1999 expense includes $233.4 million and $47.5 million, respectively, from acquired companies.

Selling, general and administrative expenses increased to $344.7 million from $144.9 million as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. The 2000 and 1999 expense includes $151.7 million and $19.0 million, respectively, from acquired companies.

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

In September 2000, the Board of Directors approved modifications to certain stock options granted to employees in November 1999 through May 2000. Options to purchase an aggregate of approximately 16.5 million shares of the Company's common stock with a weighted average exercise price of $64.39 per share were modified such that the exercise price was reduced to $44.50 per share and the vesting schedule was delayed and/or lengthened. This change did not affect the exercise price of options granted to George Blumenthal, Chairman of the Board and Treasurer, Barclay Knapp, President and Chief Executive Officer and the Company's Directors. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, the Company is accounting for these options as a variable plan beginning in September 2000. The Company will recognize non-cash compensation expense for the difference between the quoted market price of the Company's common stock and the exercise price of the vested options while the options remain outstanding. As of September 30, 2000, the Company recognized non-cash compensation expense of $2.2 million.

                        NTL Incorporated and Subsidiaries

One of the Company's major costs has been for the integration of acquired companies' information technology systems, while simultaneously upgrading them for digital television, interactive services and video-on-demand. Other charges of $6.0 million in 2000 were incurred for this integration effort.

Corporate expenses increased to $9.5 million from $7.4 million due to an increase in various overhead costs.

Depreciation and amortization expense increased to $600.0 million from $201.9 million due to an increase in depreciation of telecommunications and CATV equipment. The 2000 and 1999 expense includes $438.9 million and $71.3 million, respectively, from acquired companies, including amortization of acquisition related intangibles.

Interest income and other, net decreased to expense of $1.2 million from income of $13.4 million as a result of increases in the net losses of affiliates accounted for by the equity method and decreases in interest income.

Interest expense increased to $280.9 million from $186.6 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2000 and 1999 expense includes $124.0 million and $40.9 million, respectively, related to acquisitions. Interest of $171.8 million and $79.9 million was paid in the three months ended September 30, 2000 and 1999, respectively.

Foreign currency transaction gains decreased to $23.1 million from $46.7 million primarily due to the effect of unfavorable changes in exchange rates. The Company's results of operations are impacted by changes in foreign currency exchange rates as follows. NTL Incorporated and certain of its subsidiaries have cash, cash equivalents and debt denominated in foreign currencies that are effected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are effected by changes in exchange rates.

Nine Months Ended September 30, 2000 and 1999

Residential telecommunications and television revenues increased to $1,238.8 million from $585.6 million as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 2000 and 1999 revenue includes $678.1 million and $103.2 million, respectively, from acquired companies. The Company expects its customer base to continue to increase, which will drive further revenue growth as the Company continues to connect customers to its broadband network. The Company also expects revenue growth from the continuing rollout of its cable modem and digital cable television services.

National and international telecommunications revenues increased to $584.2 million from $360.2 million as a result of acquisitions and from increases in business telecommunications revenues, Internet services revenues and carrier services revenues. The 2000 and 1999 revenue includes $163.9 million and $33.6 million, respectively, from acquired companies. Business telecommunications and Internet services revenues increased primarily as a result of customer growth. The Company expects its business telecommunications and Internet services customer base to continue to increase, which will drive further revenue growth. The Company continues to focus specific sales and marketing effort on business customers and for Internet services in its completed network. Carrier services revenues increased due to growth in voice, video and data services provided by the Company's wholesale operation to broadcasters and telephone companies, respectively. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

                        NTL Incorporated and Subsidiaries

Broadcast transmission and other revenues increased to $164.9 million from $144.9 million due to revenues of $42.0 million and $25.0 million from NTL Australia in 2000 and in 1999, respectively, and from increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services. The Company expects its digital broadcasting services to increase in the future.

Operating expenses increased to $967.8 million from $536.2 million as a result of increases in interconnection costs and programming costs due to customer growth. The 2000 and 1999 expense includes $424.3 million and $76.1 million, respectively, from acquired companies.

Selling, general and administrative expenses increased to $769.3 million from $419.2 million as a result of increases in telecommunications and CATV sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. The 2000 and 1999 expense includes $300.8 million and $40.7 million, respectively, from acquired companies.

Pursuant to the terms of various United Kingdom licenses, the Company incurred license fees paid to the ITC to operate as the exclusive service provider in certain of its franchise areas. Upon a request by the Company in 1999, the ITC converted all of the Company's fee bearing exclusive licenses to non-exclusive licenses at the end of 1999, and the Company's liability for license payments ceased upon the conversion. Franchise fees were $22.3 million in 1999.

In September 2000, the Board of Directors approved modifications to certain stock options granted to employees in November 1999 through May 2000. Options to purchase an aggregate of approximately 16.5 million shares of the Company's common stock with a weighted average exercise price of $64.39 per share were modified such that the exercise price was reduced to $44.50 per share and the vesting schedule was delayed and/or lengthened. This change did not affect the exercise price of options granted to George Blumenthal, Chairman of the Board and Treasurer, Barclay Knapp, President and Chief Executive Officer and the Company's Directors. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, the Company is accounting for these options as a variable plan beginning in September 2000. The Company will recognize non-cash compensation expense for the difference between the quoted market price of the Company's common stock and the exercise price of the vested options while the options remain outstanding. As of September 30, 2000, the Company recognized non-cash compensation expense of $2.2 million.

One of the Company's major costs has been for the integration of acquired companies' information technology systems, while simultaneously upgrading them for digital television, interactive services and video-on-demand. Other charges of $19.7 million in 2000 were incurred for this integration effort.

Corporate expenses increased to $30.7 million from $21.1 million due to an increase in various overhead costs.

Depreciation and amortization expense increased to $1,245.5 million from $533.6 million due to an increase in depreciation of telecommunications and CATV equipment. The 2000 and 1999 expense includes $755.3 million and $151.4 million, respectively, from acquired companies, including amortization of acquisition related intangibles.

Interest expense increased to $729.1 million from $485.2 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2000 and 1999 expense includes $252.8 million and $93.2 million, respectively, related to acquisitions. Interest of $395.8 million and $172.1 million was paid in the nine months ended September 30, 2000 and 1999, respectively.

                        NTL Incorporated and Subsidiaries

Foreign currency transaction gains (losses) decreased to a loss of $89.3 million from a gain of $35.8 million primarily due to the effect of unfavorable changes in exchange rates. The Company's results of operations are impacted by changes in foreign currency exchange rates as follows. NTL Incorporated and certain of its subsidiaries have cash, cash equivalents and debt denominated in foreign currencies that are effected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are effected by changes in exchange rates.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications, Internet and CATV customers to the networks, for other capital expenditures and for debt service. The Company estimates that these requirements, net of cash from operations, will aggregate up to approximately $1,800.0 million from October 1, 2000 to September 30, 2001. The Company's commitments at September 30, 2000 for equipment and services through September 30, 2001 are included in the anticipated requirements. The Company had $526.7 million in cash and securities on hand at September 30, 2000. The Company expects to utilize the proceeds from the issuance of notes in October 2000 and a portion of its bank facilities to fund the balance of these requirements.

In October 2000, NTL Communications Corp. ("NTL Communications") issued $500.0 million principal amount of 11-7/8% Senior Notes due 2010. The Notes were issued at a price of 97.872% of the aggregate principal amount at maturity or $489.4 million. The underwriter's discount and commissions were $11.3 million. Interest is payable semiannually in cash at the rate of 11-7/8% per annum beginning on April 1, 2001. The Notes may be redeemed at the Company's option, in whole or in part, at any time on or after October 1, 2005. Also in October 2000, pound sterling 110.6 million ($163.5 million) of the principal amount outstanding under the NTL Business Limited ("NTL Business") and NTL Communications Limited ("NTLCL") credit agreement was repaid.

NTL Business and NTLCL, wholly-owned indirect subsidiaries of the Company, have the option to draw on the unused portion of the pound sterling 2,500.0 million ($3,696.8 million) commitment amounting to pound sterling 586.7 million ($867.6 million) at October 31, 2000. The unused portion of the commitment is available for refinancing ConsumerCo indebtedness and for working capital requirements of the UK Group, as defined. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle) LLC ("NTL Triangle") and subsidiaries and certain other entities are excluded from the UK Group.

NTLCL entered into a pound sterling 1,300.0 million ($1,922.3 million) credit agreement with a group of banks dated May 30, 2000. Pursuant to the credit agreement, in connection with NTL Communications' issuance in October 2000 of $500.0 million aggregate principal amount of 11-7/8% notes, the commitment has been reduced by pound sterling 161.8 million ($239.3 million). As of September 30, 2000, there were no amounts borrowed under this agreement. NTLCL and other members of the UK Group (as defined above) may utilize the proceeds under this credit agreement to finance the working capital requirements of the UK Group, provided that in no event shall the proceeds be used for a purpose other than to finance the construction, capital expenditure and working capital needs of a cable television or telephone or telecommunications business, or a related business, in the United Kingdom or Ireland. Interest is payable at least every six months at LIBOR plus a margin rate of 4.5% per annum. The margin rate shall increase by 0.5% on the three month anniversary of the initial advance and by an additional 0.5% on each subsequent three month anniversary, up to a maximum total interest rate of 16% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006.

                        NTL Incorporated and Subsidiaries

Cablecom has the option to draw on a revolving loan facility of up to CHF 1,400.0 million ($810.9 million). The revolving facility is intended to finance operating expenses, working capital and other capital expenditures of Cablecom and subsidiaries and for their general corporate financing requirements. As of September 30, 2000, Cablecom had borrowed CHF 370.0 million ($214.3 million) under the revolving loan facility with an effective interest rate of 5.89%. The revolving facility is available until May 2003. The interest rate, interest payment requirements and principal payments for the revolving facility are the same as for the term loan facility. The revolving facility includes a commitment fee of 0.75% payable quarterly on the unused portion of the revolving facility commitment, which is reduced to 0.50% when over 50% of the commitment is utilized.

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

A wholly-owned indirect subsidiary of the Company, Premium TV Limited, has entered into media partnerships with United Kingdom football clubs whereby Premium TV Limited will receive certain marketing and sponsorship rights. Premium TV Limited will provide loan facilities to the clubs, repayable through the issue of shares in the football clubs, as well as provide funding to joint ventures with the clubs. At September 30, 2000, the aggregate commitment was pound sterling 58.5 million ($86.5 million). In addition, Premium TV Limited expects to pay fees of up to pound sterling 65.0 million ($96.1 million) over five years for the right to enter into a joint venture with the Football League to set-up an Internet portal for all 72 Football League clubs who wish to participate.

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

The accreted value at September 30, 2000 of the Company's consolidated long-term indebtedness, including the redeemable preferred stock, is $15,807.4 million, representing approximately 62.3% of total capitalization. The following summarizes the terms of the significant notes and redeemable preferred stock issued by the Company and its subsidiaries.

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

NTL Business and NTLCL:

(4) Credit Agreement of pound sterling 2,500.0 million ($3,696.8 million), of which pound sterling 2,012.5 million ($2,976.0 million) was outstanding at September 30, 2000, interest payable at least every six months at LIBOR plus a margin rate of 2.25% per annum, which is subject to adjustment, effective interest rate at September 30, 2000 was 8.32%, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized, principal is due in six quarterly installments beginning on June 30, 2004;

Cablecom:

(5) Term Loan Facility of CHF 2,700.0 million ($1,563.8 million), interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment after March 2001, effective interest rate of 5.98% at September 30, 2000, principal is due over six years in quarterly installments beginning on March 31, 2004;

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

(9) 9-1/2% Senior Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 125.0 million ($184.8 million), interest payable semiannually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

                       NTL Incorporated and Subsidiaries


(10) 10-3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 300.0 million ($443.6 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(11) 9-3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(12) 9-3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of pound sterling 330.0 million ($488.0 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

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


(16) 9-1/4% Senior Euro Notes due November 15, 2006, principal amount at maturity of (Euro)250.0 million ($220.9 million), interest payable semiannually from May 15, 2000;



(17) 9-7/8% Senior Euro Notes due November 15, 2009, principal amount at maturity of (Euro)350.0 million ($309.3 million), interest payable semiannually from May 15, 2000, redeemable at the Company's option on or after November 15, 2004;



(18) 11-1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of (Euro)210.0 million ($185.6 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;


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

                        NTL Incorporated and Subsidiaries

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

(23) 10% Senior Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount at maturity of pound sterling 135.0 million ($199.6 million), interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003; and

(24) 9-1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003.

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

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Cash (used in) provided by operating activities was $(199.1) million and $41.8 million in the nine months ended September 30, 2000 and 1999, respectively. This change is primarily due to the increase in the net loss and changes in working capital as a result of the timing of receipts and disbursements.

Purchases of fixed assets were $1,541.9 million in 2000 and $858.1 million in 1999 as a result of the continuing fixed asset purchases and construction, including purchases and construction by acquired companies.

Acquisitions, net of cash acquired of $10,954.6 million, proceeds from borrowings, net of financing costs of $5,784.6 million, proceeds from issuance of preferred stock of $1,862.0 million, proceeds from issuance of redeemable preferred stock of $1,850.0 million and proceeds from issuance of common stock of $2,327.6 million in 2000 were primarily for the acquisitions of Cablecom and ConsumerCo including the term loan facility and the credit agreement entered into with groups of banks, the common and preferred shares issued to France Telecom and the preferred stock issued to France Telecom and certain commercial banks. Included in proceeds from borrowings, net of financing costs, is $506.1 million of borrowings under credit facilities that was not related to acquisitions. Included in principal payments is $1,015.7 million of repayments of amounts borrowed under the NTL Business and NTLCL credit agreement.

                        NTL Incorporated and Subsidiaries

The cash used for other assets of $527.1 million in 2000 was primarily for investments in and loans to unconsolidated entities. Included in this amount is a $37.9 million deposit that will be returned to the Company.

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

                        NTL Incorporated and Subsidiaries

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In September 2000, Cablecom entered into zero cost collars to hedge its exposure to existing floating interest rate indebtedness incurred under its CHF 2,700.0 million ($1,563.8 million) term loan facility and CHF 1,400.0 million ($810.9 million) revolving loan facility. In October 2000, NTL Communications entered into cross currency swaps for an aggregate of $220.3 million to hedge its exposure to movements in the U.K. pound to U.S. dollar exchange rate. Also, in October 2000, the Company sold NTL Triangle's foreign exchange put option contracts, receiving proceeds of pound sterling 21,000, and NTL Communications' foreign exchange put option contract, receiving proceeds of pound sterling 618,500.

The following table provides information about the Company's long-term fixed and variable interest rate debt and derivative financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates. The table includes the cross currency swaps entered into in October 2000 and the $500.0 million senior notes due 2010 issued in October 2000.

                                       THREE
                                       MONTHS         YEAR            YEAR           YEAR            YEAR            YEAR
                                       ENDING        ENDING          ENDING         ENDING          ENDING          ENDING
                                      12/31/00      12/31/01        12/31/02       12/31/03        12/31/04        12/31/05
                                      --------      --------        --------       --------        --------        --------
                                                                                                (IN MILLIONS)
Long-term Debt Including Current Portion

U.S. dollars
  Fixed Rate                                   -              -               -              -           $285.1         $808.8
  Average Interest Rate                                                                                  13.25%         12.09%

U.K. pound
  Fixed Rate                                   -              -               -              -                -              -
  Average Interest Rate
  Average Forward Exchange Rate

Euro
  Fixed Rate                                   -              -               -              -                -              -
  Average Interest Rate
  Average Forward Exchange Rate

U.K. pound
  Variable Rate                        (pound         (pound          (pound         (pound        (pound        (pound
                                    sterling)0.9   sterling)4.8    sterling)4.8   sterling)4.8  sterling)90.0 sterling)1,922.5
  Average Interest Rate                    LIBOR          LIBOR           LIBOR          LIBOR          LIBOR            LIBOR
                                      plus 2.04%     plus 2.04%      plus 2.04%     plus 2.04%     plus 2.25%       plus 2.25%
  Average Forward Exchange Rate           1.4782         1.4832          1.4878         1.4913         1.4956           1.5004

CHF
  Variable Rate                                -              -               -              -       CHF122.8         CHF214.9
  Average Interest Rate                                                                           Swiss LIBOR      Swiss LIBOR
                                                                                                    plus 2.5%        plus 2.5%
  Average Forward Exchange Rate                                                                         .6241            .6325

Interest Rate Derivative Financial Instruments Related to Long-term Debt

Interest Rate Swaps
  Notional CHF Amount                          -     CHF1,200.0      CHF1,200.0     CHF1,200.0       CHF1,200.0              -
  Average Floor Strike Rate                               3.27%           3.27%          3.27%            3.27%
  Average Cap Strike Rate                                 5.15%           5.15%          5.15%            5.15%

Currency Swap Agreements Related to Long-term Debt

Receipt of U.S. Dollars
  Notional U.K. Pound Amount          (pound        (pound
                                   sterling)14.3 sterling)135.0               -              -                -              -
  Average Contract Rate                   1.4685         1.4763

Currency Options Related to Long-term Debt

Receipt of U.S. Dollars
  Notional U.K. Pound Amount         (pound          (pound
                                  sterling)292.4  sterling)47.0               -              -                -              -
  Average Contract Rate                   1.3573         1.4000

                                                                                                         FAIR
                                                                                                        VALUE
                                                    THEREAFTER                  TOTAL                  09/30/99
                                                    ----------                  -----                  --------
                                                                           (IN MILLIONS)
Long-term Debt Including Current Portion

U.S. dollars
  Fixed Rate                                        $7,172.1                  $8,266.0                  $7,190.7
  Average Interest Rate                                9.74%

U.K. pound
  Fixed Rate                           (pound sterling)890.0     (pound sterling)890.0     (pound sterling)573.3
  Average Interest Rate                               10.09%
  Average Forward Exchange Rate                       1.5348

Euro
  Fixed Rate                                     (Euro)810.0               (Euro)810.0               (Euro)635.7
  Average Interest Rate                               10.10%
  Average Forward Exchange Rate                        .9378

U.K. pound
  Variable Rate                                            -   (pound sterling)2,027.8   (pound sterling)2,027.8
  Average Interest Rate
  Average Forward Exchange Rate

CHF
  Variable Rate                                   CHF2,732.3                 CHF3,070.0               CHF3,070.0
  Average Interest Rate                          Swiss LIBOR
                                                   plus 2.5%
  Average Forward Exchange Rate                        .6740

Interest Rate Derivative Financial Instruments Related to Long-term Debt

Interest Rate Swaps
  Notional CHF Amount                                      -                 CHF1,200.0                  CHF(1.6)
  Average Floor Strike Rate
  Average Cap Strike Rate

Currency Swap Agreements Related to Long-term Debt

Receipt of U.S. Dollars
  Notional U.K. Pound Amount                               -      (pound sterling)149.3      (pound sterling)0.0
  Average Contract Rate

Currency Options Related to Long-term Debt

Receipt of U.S. Dollars
  Notional U.K. Pound Amount                               -      (pound sterling)339.4      (pound sterling)0.6
  Average Contract Rate

                        NTL Incorporated and Subsidiaries



PART II.          OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

    (a)           Exhibits.

                  27.     Financial Data Schedule

    (b)           Reports on Form 8-K.

                  During the quarter ended September 30, 2000, the Company filed the following current reports on Form 8-K:

                  (i) Report dated May 17, 2000 (filed July 13, 2000) reporting under Item 2, Acquisition or Disposition of Assets, that the Company amended its Current Report on Form 8-K, dated May 30, 2000 by filing certain pro forma financial information of the Company under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

                  (ii) Report dated August 3, 2000 (filed August 7, 2000) reporting under Item 2, Acquisition or Disposition of Assets, that the Company announced its preliminary operating statistics for its residential services for the quarter ended June 30, 2000.

                  (iii) Report dated August 4, 2000 (filed August 10, 2000)
                        reporting under Item 2, Acquisition or Disposition of Assets, that the Company announced that it had signed an agreement in partnership with Morgan Stanley Dean Witter Private Equity to buy France Telecom's 49.9% stake in Noos, France's leading broadband company and under Item 5, Other Events, that the Company announced that it will build a carrier-grade telecommunications network on the east cost of Australia in partnership with WIN Television and Southern Cross Broadcasting.

                  (iv) Report dated May 17, 2000 (filed August 25, 2000) reporting under Item 2, Acquisition or Disposition of Assets, that the Company amended its Current Report on Form 8-K, dated May 30, 2000, as amended July 13, 2000, by filing certain pro forma financial information of the Company under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

                  (v) Report dated May 17, 2000 (filed August 30, 2000) reporting under Item 2, Acquisition or Disposition of Assets, that the Company amended its Current Report on Form 8-K, dated May 30, 2000, as amended July 13, 2000 and August 25, 2000, to correct a currency exchange rate error in the translation of certain historical results of operations included in the pro forma condensed combined statement of operations of the Company under
                        Item 7, Financials Statements, Pro Forma Financial Information and Exhibits.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NTL INCORPORATED



Date:  November 13, 2000           By: /s/ Barclay Knapp
                                       -------------------------
                                       Barclay Knapp
                                       President and Chief Executive Officer


Date:  November 13, 2000           By: /s/ Gregg N. Gorelick
                                       --------------------------
                                       Gregg N. Gorelick
                                       Vice President-Controller
                                       (Principal Accounting Officer)