Form 10-K
period 2000-12-31
NTL INC/DE/
filed 2001-03-30
CIK 1114937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  F O R M 10-K




                                   (MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                           COMMISSION FILE NO. 0-30673

                                NTL INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                 13-4105887
      (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

 110 EAST 59TH STREET, NEW YORK, NEW YORK                    10022
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                 (212) 906-8440
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

The aggregate market value of the Registrant's voting stock held by non-affiliates at March 16, 2001, valued in all cases in accordance with the New York Stock Exchange closing sale price for the Registrant's Common Stock was approximately $5,309,066,715.

Number of shares of Common Stock outstanding as at March 16, 2001: 276,046,920

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                               PART OF 10-K
                                                                 IN WHICH
                         DOCUMENT                              INCORPORATED

                         Definitive proxy statement for           Part III
                         the 2001 Annual Meeting of the
                         Stockholders of NTL Incorporated:

                                   * * * * * *

This Annual Report on Form 10-K for the year ended December 31, 2000, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Section 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

     "Safe Harbor" Statement under the Private Securities Litigation Reform
                                  Act of 1995:

    Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others: general economic and business conditions, industry trends, the Registrant's ability to continue to design network routes, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment and availability, terms and deployment of capital.

In this Annual Report on Form 10-K, "NTL," the "Company," "we," "us," and "our" refer to NTL Incorporated and its consolidated subsidiaries except where we expressly state that we are only referring to NTL Incorporated or the context otherwise requires that we are referring to NTL Incorporated.

                                TABLE OF CONTENTS
PART I..........................................................................................................       2

   ITEM 1.  BUSINESS............................................................................................       2
   ITEM 2.  PROPERTIES..........................................................................................      31
   ITEM 3.  LEGAL PROCEEDINGS...................................................................................      31
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................      31

PART II.........................................................................................................      32

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................      32
   ITEM 6.  SELECTED FINANCIAL DATA.............................................................................      33
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............      34
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................      41
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................      44

PART III........................................................................................................      45

   ITEMS 10, 11, 12, AND 13.....................................................................................      45

PART IV.........................................................................................................      45

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....................................      45
   EXHIBIT INDEX  ..............................................................................................      46
   SIGNATURES     ..............................................................................................      52
   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...................................................................     F-1

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

NTL is one of the leading broadband communications and broadband services companies in the United Kingdom and the Republic of Ireland. We also provide telecommunications services in Switzerland, France and Australia and have made strategic investments in broadband cable operations in Germany and Sweden.

Our predominant lines of business are:

- CONSUMER SERVICES including residential telephony, cable television, Internet access and interactive services;

- BUSINESS SERVICES including business telephony, national and international carrier telecommunications, Internet services and radio communications services; and

- BROADCAST TRANSMISSION AND TOWER SERVICES including digital and analog television and radio broadcasting, wireless network management, tower and site leasing and satellite distribution services.

The businesses in which we operate are growing rapidly as the result of the increased demand for communication services resulting from technological developments and the resulting increase in demand for bandwidth and information handling capacity. In particular, we believe that the integration of communication services and the Internet, as well as the development of digital wireless communication services provide us with numerous growth opportunities.

We believe that our success to date has been due largely to our focus on customer service and the development of services that emphasize value rather than simply low prices. Our product offerings incorporate our fundamental customer proposition of providing our customers with a full range of choices.

Our competitive position is underpinned by the $13.4 billion investment we have made in our worldwide network infrastructure. We provide our broad range of services over local, national and international network infrastructure. This network infrastructure consists of:

- BROADBAND COMMUNICATIONS NETWORKS in the United Kingdom that currently pass approximately 8.4 million homes and will be expanded to cover nearly 11.4 million homes in our regional U.K. franchise areas. These high-capacity two-way local broadband fiber networks serve entire communities throughout these regional franchise areas. Our fiber optic cables pass nearly every business and are connected to distribution points, or nodes, which are typically within approximately 500 meters of each of the 500 homes typically served by each node. Each home is then connected by a siamese cable consisting of two copper pair telephone wires and a coaxial cable, allowing us to deliver telephone, cable television and Internet services over a single integrated network. This siamese cable also allows us to deploy both cable modems and digital subscriber line technology for the provision of broadband communications services.

         Additionally, we have broadband cable networks in Switzerland, the Republic of Ireland and France that currently pass approximately 2.6 million homes. These primarily analog cable television networks are in the process of being upgraded to allow for higher capacity signals and a suite of new products including digital television, cable modem Internet access and voice telephony.

- A NATIONAL/INTERNATIONAL SYNCHRONOUS DIGITAL HIERARCHY, KNOWN AS SDH, FIBER OPTIC TELECOMMUNICATIONS NETWORK in the United Kingdom which connects all of the major population centers in the United Kingdom to Ireland, Continental Europe and the United States. SDH allows high speed data transmission and redirects transmissions in the event of a problem to prevent any disruption. This 7,800 kilometer backbone network utilizes Asynchronous Transfer Mode, known as ATM, technology, a high-speed high-bandwidth technology, and was built with sufficient duct capacity to accommodate over 2,300 fibers on the majority of the network. We designed this network to allow us to place the active components, such as routing devices, at the edge of our network and close to our customers. This design will ultimately reduce our costs and increase our ability to offer a broad range of voice and data solutions.

- NATIONAL BROADCAST TRANSMISSION AND TOWER NETWORK INFRASTRUCTURE IN THE UNITED KINGDOM AND AUSTRALIA, which provide national, regional and local broadcast and wireless communications coverage. We own, lease, manage, or have access to, over 3,400 multi-user sites, including 2,875 sites in the United Kingdom and 561 sites in Australia. Our fixed line and tower networks in the United Kingdom are interconnected at numerous sites.

 Our objective is to exploit the convergence of the telecommunications, entertainment and information services industries to become the leading full service broadband communications company in the markets in which we operate. We offer services to residential, business and wholesale customers on a national and an international scale. We believe that we will be able to deliver our strategy through our entrepreneurial approach, innovative marketing, state-of-the-art networks and technical excellence.

In this Report on Form 10-K, references to "(pound sterling)" "pounds sterling," "(pound)," "pence" or "p" are to the lawful currency of the United Kingdom, references to "(euro)" or "Euro" are to the lawful currency of the European Monetary Union, references to "IR(pounds)" or "Irish punts" are to the lawful currency of the Republic of Ireland, references to "FRF" or "Francs" are to the lawful currency of France, references to "A$" are to the lawful currency of Australia, references to "CHF" are to the lawful currency of Switzerland and references to "U.S. dollars," "dollars," "$" or "(cent)" are to the lawful currency of the United States. Solely for the convenience of the reader, this Form 10-K contains translations of certain foreign currency amounts into U.S. dollars and certain U.S. dollar amounts into foreign currencies. These translations should not be construed as representations that the foreign currency amounts actually represent such U.S. dollar amounts or vice versa or could have been or could be or will be converted into U.S. dollars or foreign currencies, as the case may be, at the rate indicated or at any other rate. Unless otherwise indicated, the translations of foreign currencies into U.S. dollars and U.S. dollars into foreign currencies have been made at $1.4955 per U.K. (pound) 1.00, $.9388 per (euro) 1.00, $1.1940 per IR (punt) 1.00, $.1436 per FRF1.00, $.5560 per A$1.00 and $.6172 per CHF1.00, the noon buying rates in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate") on December 31, 2000. On March 16, 2001, the Noon Buying Rate was $1.4265 per (pound) 1.00, $.8929 per (euro)1.00, $1.1337 per IR (punt) 1.00, $.1361 per FRF 1.00, $.4940 per A$1.00 and $.5828 per CHF1.00.

NTL Incorporated, a Delaware corporation, was incorporated in December 1999, to effect a reorganization into a holding company structure under Section 251(g) of the Delaware General Corporation Law. The holding company structure, which was implemented in May 2000 in connection with the acquisition of the residential assets of Cable & Wireless Communications plc, was accomplished through a merger. The stockholders of NTL (Delaware), Inc. (formerly NTL Incorporated) ("NTL Delaware"), at the effective time of the merger became stockholders of the new holding company, and NTL Delaware became a subsidiary of the new holding company. The new holding company then took the name NTL Incorporated. NTL Group Limited, a wholly-owned indirect subsidiary of NTL which was acquired in 1996, has a 30-year history in the United Kingdom as a provider of communications services. NTL conducts its operations through direct and indirect wholly-owned subsidiaries. NTL's principal executive office is located at 110 East 59th Street, New York, New York 10022, and its telephone number is (212) 906-8440.

                             NTL CORPORATE STRUCTURE

On February 21, 2001, NTL Incorporated contributed the residential broadband and business cable operations of Cable & Wireless Communications to NTL Communications Corp., a wholly-owned subsidiary. On February 21 2001, NTL (Delaware), Inc. contributed the assets of NTL Business (formerly Workplace Technologies plc) to NTL Communications Corp. The current NTL corporate structure accounting for both contributions is as follows:


                          [CORPORATE STRUCTURE CHART]

               NTL'S BUSINESSES IN THE UNITED KINGDOM & AUSTRALIA

We have expanded our U.K. operations significantly over the last few years, predominantly through acquisitions. Between October 1998 and July 1999 we acquired the U.K. broadband operations of Comcast U.K. Cable Partners, Diamond Cable and ComTel as well as the Westminster and Milton Keynes cable franchises of British Telecommunications plc, or BT. In May 2000, we dramatically increased our U.K. operations by completing our acquisition of the residential broadband and business cable operations of Cable & Wireless Communications, now known as ConsumerCo.

In the United Kingdom, we provide a broad range of communication services:

- CONSUMER SERVICES, delivering broadband services to residential markets comprising residential telephone, analog and digital cable television, narrowband and broadband Internet access and interactive services.

- BUSINESS SERVICES, comprising business telecommunications, national and international carrier telecommunications, Internet services and radio communication services.

- BROADCAST TRANSMISSION AND TOWER SERVICES, comprising digital and analog television and radio broadcast transmission services, wireless network management, tower site rental and satellite and media services.


CONSUMER SERVICES

We are the largest provider of broadband services in the United Kingdom. As of December 31, 2000, we had approximately 2.8 million residential cable television and telephony customers and over 4.85 million revenue generating units, which we refer to as RGUs. At this time, our penetration rates were approximately 34% telephone penetration, 30% cable television penetration and 37% customer penetration. The franchises which we have been developing since 1993 have achieved industry leading customer penetration, ending the year at 50.7%, and maintain exceptional retention rates as our monthly customer churn, in those franchises, averaged approximately 1.0% during the fourth quarter. Customer churn at ConsumerCo has declined from 2.5% per month at the time of acquisition to an average of approximately 1.7% per month during the fourth quarter.

We believe the most effective strategy to maximize revenues and penetration for our residential offering is to bundle together telephone, cable television and Internet services. Our product and pricing strategies emphasize choice, value and quality and are designed to encourage subscription to multiple services to maximize customer retention and average revenue per customer. We believe our customers want a value proposition based upon packages of services.

The following tables illustrate the operating statistics of our consumer business in the United Kingdom as of December 31, 2000:

      U.K. CABLE TELEVISION AND TELEPHONY CUSTOMERS AS OF DECEMBER 31, 2000

                                   "ORIGINAL"        1998
                                     NTL(1)      ACQUISITIONS(2)   CONSUMERCO(3)     BT CABLE(4)      U.K. TOTAL
                                     ------      ---------------   -------------     -----------      ----------
  Homes in Franchise (5)            2,090,000       3,037,600       6,049,600           234,000       11,411,200
  Homes passed                      1,450,600       2,436,300       4,315,800           189,100        8,391,800
  Homes marketed (Tel)              1,257,600       2,134,400       4,065,700                 0        7,457,700
  Homes marketed (Cable TV)         1,257,600       2,187,000       4,065,700           170,900        7,681,200
  Customers (6)                       638,000         934,700       1,197,600            72,100        2,842,400
  Single (Cable TV or Tel)             51,100         387,700         335,800            72,100          846,700
  Dual (Cable TV + Tel)               586,900         547,000         861,800                 0        1,995,700
  Telephone (6)                       614,500         846,500       1,076,200                 0        2,537,200
  Cable TV                            610,400         635,200         983,200            72,100        2,300,900
  Broadband Internet                    4,800           8,000               0                 0           12,800
  Total RGUs (7)                    1,229,700       1,489,700       2,059,400            72,100        4,850,900

  PENETRATION
  Cable TV                              48.5%           29.0%           24.2%             42.2%            30.0%
  Telephone                             48.9%           39.7%           26.5%               n/a            34.0%
  Customer                              50.7%           42.7%           29.5%             42.2%            37.0%
  RGU                                   97.8%           68.1%           50.7%             42.2%            63.2%
  Dual / Triple                         92.0%           58.5%           72.0%              0.0%            70.2%

(1)      Data for franchises which NTL has been developing since 1993.

(2) Data for the following franchises: Triangle(Comcast), ComTel and Diamond Cable.

(3)      Data for ConsumerCo franchises acquired in May 2000.

(4) Data for BT Cable franchises (Westminster / Milton Keynes) acquired in July 1999. Results for BT Cable have been adjusted to include 10,900 master antenna subscribers previously excluded from customer totals.

(5)      Franchise home information from The Media Map Datafile 2000.

(6) Excludes approximately 466,000 off-net telephony customers and over 1.8 million Internet customers.

(7) An RGU is one cable television account, one telephone account or one broadband Internet account. Maximum potential RGUs per customer are three and maximum potential RGU penetration is 300%.

                 U.K. INTERNET CUSTOMERS AS OF DECEMBER 31, 2000

     BROADBAND                                         NARROWBAND
----------------------------------------------------------------------------------------------------------------
                          NTLWORLD            NTLWORLD          NTL DIRECT                                 U.K.
     NTL DIRECT           (ON-NET)           (OFF-NET)            (OTHER)           WHOLESALE             TOTAL
     ----------           --------           ---------            -------           ---------             -----
      12,800              455,600             75,700            327,400              952,800            1,824,300

NTL'S LOCAL NETWORK IN THE UNITED KINGDOM

Including contributions made by the companies and businesses acquired by NTL, the NTL U.K. group has spent approximately $11.2 billion on our network infrastructure.

Our core network consists of optic fiber provided to distribution points, or nodes, each serving up to 500 homes from where we provide coaxial cable and two copper pair telephone wires into each home. This cabling enables the provision of two telephone lines and television service into each customer's home.

Our fiber network has the capability to carry plain ordinary telephone services as well as high-speed data services such as an integrated services digital network, or ISDN. The fiber network is also capable of supporting digital subscriber lines, or DSL, which consists of a bi-directional 2Mb/s connection capable of supporting 30 voice channels that enables the provision of higher capacity services to business customers. We are able to support digital and interactive services as well as advanced video services over our network through cable modems that enable Internet access at almost 10 times the speed of conventional dial up access.

Through our cable modem program we are developing an additional set of features which will support people who work from home and small businesses, including enabling a link to a company's local area network, or LAN. We have begun to construct and upgrade parts of our network to utilize the next generation of network technology using Internet protocol, or IP, over optic fiber cable technology. This technology, in which data is broken up into discrete packets for transmission, enables more efficient use of network capacity by removing bottlenecks created by conventional technology where data is routed in a single stream from point to point.

The home distribution points are on average between 80 to 100 meters from the customer's home. This relatively short distance improves transmission quality by minimizing the need to install amplifiers which can distort signal quality between a distribution point and a customer's home. This fiber-based network provides a higher level of quality and service, because there is more bandwidth from running fiber down to 500 home nodes compared with 2,500 home nodes in the U.S.

FIBER TO THE APARTMENT/FIBER TO THE HOME

We are in the process of developing a pilot program to bring fiber directly into the homes of our customers. As part of this pilot program, we have deployed fiber to a large block of apartments in the Pimlico district of Central London. The fiber provides a high speed 10 Mb/s (Ethernet) connection to the Internet with the ability to upgrade the throughput to individual apartments to 100 Mb/s. If telephone modems are defined as the first generation of residential data communications technology and cable modems/ADSL technologies are defined as second generation technologies, then the fiber to the apartment technology we have launched in Pimlico is the third generation of high speed Internet to the home.

FRANCHISE CUSTOMERS

We first introduced a bundled cable service to our franchise customers in 1996, when we implemented a promotional pricing and packaging structure called "Choices." Since then, we have continued to refine and enhance our offering. The packages we currently offer to our U.K. residential franchise customers, excluding customers in Milton Keynes and Westminster and in ConsumerCo franchises which only offer cable television, comprise:

- telephone service, including a second telephone line for an additional charge unless the customer decides not to take television;

-        narrowband Internet access service;

- broadband Internet access service, if the customer takes an additional service;

- all of the current terrestrial television channels and access to multi-channel television, including pay per view; and

-        interactive television services.

Prices vary by package, but are typically below those of the equivalent offerings of competitors. The packages are designed to provide customers with the opportunity to add services according to their individual tastes and to change various aspects of the bundle to meet their needs.

CABLE TELEVISION

The selection of analog cable channels that we currently offer to our franchise customers varies based on the particular franchise area. This variation is a result of the different channel offerings we have inherited as a result of our acquisitions of various cable franchises over the past several years. Variance between franchise areas will increasingly be removed as digital cable television is rolled-out offering the same channels, subject to regional programming variations. In addition to offering many of the popular channels available on BSkyB's satellite platform, we also offer to all of our franchise customers, through our joint venture with Telewest, a cable-only movie, sport and special events pay per view television service called "Front Row" that we rolled-out to our customers beginning in March 1998. Our joint venture with Telewest represented the first ever alternative in the United Kingdom to BSkyB in the provision of films and sports events through pay television. Front Row has signed content output contracts with major Hollywood studios, including Warner Brothers, Sony Pictures Entertainment (Columbia/Tri-Star), the Walt Disney Company (Walt Disney Studios, Miramax, Hollywood Pictures and Touchstone), Dreamworks, MGM and Universal.

ConsumerCo launched digital cable television in July 1999 in some of its franchise areas. In May 2000, we launched digital cable television throughout Scotland, Northern Ireland and Wales. Digital cable television will be rolled out to most of our remaining franchises during 2001 with the exception of some franchises for which the roll out schedule is still being finalized.

PREMIUM TV

Premium TV Limited, which is a wholly owned subsidiary of NTL, has a joint venture with Eurosport, the pan-European basic tier sports channel, to develop British Eurosport which is a version of Eurosport tailored to appeal to U.K. viewers. This channel is now available to all U.K. pay television homes.

Premium TV has also entered into long-term joint ventures with a number of U.K. football clubs including Rangers, Leicester, Middlesbrough and the Football League, which represents 68 clubs, and has entered into five-year operating agreements with Aston Villa and Newcastle football clubs. These joint ventures will develop the football clubs' Internet and broadband rights which may include audio-visual footage of matches on a delayed basis and live audio coverage of matches. We believe that these ventures will provide valuable content to drive penetration of broadband services in the United Kingdom and that there is also a substantial international market for this content.

TELEPHONY

In 1999, we launched the "NTL 3-2-1 call plan" for our residential franchise customers where national and local calls cost only three pence per minute during the day, evening calls are two pence per minute and weekend calls are one pence per minute. We are able to offer the NTL 3-2-1 call plan by using our national telecommunications and local networks and bypassing a portion of the wholesale long distance fees which would otherwise be charged by BT and other carriers for carrying calls to and from our local franchise networks.

INTERNET ACCESS

In March 2000, we announced a plan to offer our residential franchise customers throughout the United Kingdom free, unlimited Internet access via their personal computers or, where available, televisions. This Internet service is called "ntlworld" and became available to some of our customers beginning in April 2000. As of December 31, 2000, we had approximately 455,600 ntlworld customers within our local franchises and 75,700 customers outside of our franchises.

In 1999, we were the first communications provider in the United Kingdom to launch a high-speed cable modem Internet service, which links customers of our local cable franchise networks to the Internet at up to ten times the speed possible over standard telephone lines. As of December 31, 2000, we had approximately 12,800 cable modem customers. Over 90% of our networks are currently able to provide this service to our customers. Our high speed Internet service currently operates at a speed of up to 2.0Mb/s and is offered at minimum delivery speeds of 64Kb/s or 512Kb/s. The service is an "always on" service, removing logging-on delays and the need to log off while using the telephone. It uses the hybrid fiber coaxial cable portion of our broadband network, which allows customers to simultaneously make or receive telephone calls while accessing the Internet. This service is currently offered at a flat rate of L24.99 per month, including the rental of a cable modem and installation.

INTERACTIVE SERVICES

We have moved rapidly to take advantage of the convergence between the Internet, television and the advent of digital cable television. We are currently aggregating a broad range of interactive content into a seamless service that can be deployed as part of our interactive television offering to our residential customers. Our interactive offering comprises a free television e-mail service, a "walled garden" of websites that have been specially re-designed for television and an online customer service application that allows select customers to see their NTL bill via the television.

We have established relationships with over 75 content providers to deliver a wide range of interactive services, including education, shopping and banking, finance, travel, entertainment, games, news, sports and local content. Interactive content is organized into channels, including news, sports, travel, financial affairs and investments, entertainment and retail. Our retail channel includes content partners such as Iceland, QVC, W.H. Smith and Domino's Pizza, the travel channel includes content partners such as British Airways, Thomas Cook and Lastminute.com. and the financial services channel features content partners such as Barclays Bank, Abbey National and The Halifax.

We also offer additional channels providing games and educational content. All of our contracts with content providers provide us with a commission on e-commerce transactions. We have also set up a team to exploit the advertising opportunities associated with our interactive service offering.

ENHANCED TELEVISION SERVICE

The next stage in the development of our consumer proposition is the provision of enhanced television services. Enhanced television uses communications technology to enable television programs to become interactive. Enhanced television can be viewed as a modified form of interactive services which are constantly "on supply" as the viewer watches television. Potential applications include the ability to enable viewers to participate in game shows, access further information in documentaries or respond directly to advertising. Viewers use their remote controls to access the additional program information on demand.

A major advantage of our cable technology is that these enhanced television links are not restricted to information delivered in the broadcast stream, a significant restriction of satellite delivered services. A broad range of additional content can be delivered over the cable modem integrated in the digital television set top box.

We are working with a number of major broadcasters to develop an enhanced television service and have demonstrated a number of program pilots. Examples of these pilots were shown at the Edinburgh television Festival in August 2000. Moreover, on August 1, 2000, the ITN News Channel, a joint venture between NTL and ITN, launched and became the first television channel on our Digital Cable network to offer enhanced programming. At the press of a button on the remote, viewers can access more detailed information on news headlines and features, as well as check their local weather report.

ADSL TECHNOLOGY

In addition to our high-speed cable modem service, we have the technology to offer our services using Asynchronous Digital Subscriber Line, or ADSL technology. Each drop wire into the customer's premises in our residential service comprises a coaxial cable for broadband services and two copper pair telephone wires for telephone service. An ADSL technology pilot is currently running in one of our franchises, which exploits the pair of copper wires. At this point in time, our high-speed cable modem service has shown itself to offer a better service mix of price, speed and quality than the deployment of ADSL technology but we are preparing ourselves in the event that circumstances change.

Although we are not presently pursuing the use of ADSL technology outside of our network, we can deploy ADSL technologies using BT's copper wire infrastructure or by taking a managed data service from BT. Taking a managed data service from BT would provide a ready means of providing an access service to business customers that may have many sites situated within reach of our hybrid-fiber network but also a few sites located outside the reach of our network.

NON FRANCHISE CUSTOMERS

In 1999, we extended our consumer service offerings in the United Kingdom beyond our cable franchise areas by launching a set of products and services that allow us to provide telephone and Internet services to every home in the United Kingdom with a BT telephone line and television. This retail offering has allowed us to increase significantly our U.K. target market. Using indirect access, customers retain their BT telephone lines, but their calls are automatically routed to our switches and national network. We therefore receive call revenues associated with the customers' voice traffic. As of December 31, 2000 we had approximately 466,000 customers subscribing to our "off-net" telephony service.

MARKETING & BRANDING

Since the re-launch of the NTL brand in 1999, we have been developing a focused, marketing oriented approach. We position NTL as the brand offering consumers more choice, better quality and more control over their television, telephone and Internet service. Brand awareness is achieved through the use of multiple media outlets and a consistent message. The re-launch of our brand has created a stable platform which enabled the successful re-branding of ConsumerCo into NTL over a three month period, and we achieved our target of 90% customer awareness of the integration of ConsumerCo into NTL following the closing of the acquisition.

Visually, the NTL brand is easy to recognize. We believe it conveys the excitement and innovation of NTL, and reflects the unique spirit that comes from the basic company philosophy - "make some money, do some good and have some fun," and highlights our focus on innovation, customer service and entrepreneurial spirit. Given the pace of change in the market, however, we have needed to reassess the positioning of our brand in order to stand out in a crowded marketplace. We are accomplishing this repositioning by demonstrating the benefits of our unique position, in having the capability to provide consumers with a single source solution for television, telephone and Internet services emphasizing value. Put simply, our message to consumers is "NTL utilizes technical innovation to create the practical, everyday tools that people need to live their lives and run their businesses."

The series of high profile sponsorship deals we entered into throughout 2000 also helped to build recognition of NTL as a household name. The recent sponsorship of the hit television show "Who Wants To Be A Millionaire" proved to be a huge success for achieving a substantial increase in both product and brand awareness giving NTL a prompted brand awareness of 87% compared to 35% in June 1999 (according to Millward Brown, November 2000). Sponsorship of football clubs such as Celtic, Rangers, Aston Villa and Newcastle United provides us with national reach, stature and appeal among a core target audience. This sponsorship also provides a solid base from which to sell more of our products and services in key geographical areas.

We plan to continue to invest in advertising to maintain a strong brand that unites all of our acquired companies and franchises under one umbrella. This will mean that awareness of NTL as a brand, and understanding of our products and services can be driven forward within the market place, thereby helping to increase both sales and brand equity.

In 2001, we aim to achieve our business objectives of increasing subscribers and revenue by providing a first rate advanced technology service to customers at a competitive price while at the same time bringing to life our brand positioning through support of our products and services. We are working to achieve this goal through the continuation of the multi-media approach to advertising which began at the time of the re-launch and includes outdoor posters, television, press, radio and a comprehensive online campaign. Our brand advertising is supported by a strong tactical and targeted campaign using direct response media such as direct mail, regional radio and press. The increased coverage of our franchise areas following our recent acquisitions, and our off-net indirect access services, will allow us to target a wider audience using more efficient marketing campaigns.

CUSTOMER MANAGEMENT SYSTEMS

We are highly focused on customer service and invest significantly in our employees, processes and advanced technology in order to provide the best service to our customers. We use advanced billing and customer management systems enabling us to control all aspects of a customer's account for both telecommunication and television products. We currently operate a number of billing systems inherited from the different cable franchises we have acquired. We are in the process of merging these different systems onto a single platform which we expect will reduce costs and improve customer satisfaction.

IT SERVICES OUTSOURCING DEAL WITH IBM

On January 11, 2001, we announced that we had signed a non-binding memorandum of understanding with IBM setting forth both parties' intention to explore ways to extend our current relationship to form a strategic alliance. Under the proposed agreement, which we expect will be finalized in May 2001, IBM will provide IT services for all of our operations in the United Kingdom and Ireland through 2008. We intend to retain control of our IT activities that are fundamental to our competitive advantage and key to the development of our intellectual property.

DIGITAL MEDIA CENTER

We have invested approximately $66.0 million in a new media center which is at the heart of our digital operations. The center serves as the marshalling point for all digital content, both for television and interactive services. Television and interactive services are brought to the center over satellite or fiber telecommunication links. Currently a 55 channel near video on demand service is produced using advanced digital storage and server technology. A complete sports channel, British Eurosport, is originated in the media center. In addition to the interactive television elements, conditional access for pay television and electronic program guide datastreams are created and played out from the center.

The media center also houses the interactive servers for on-demand elements and is the point at which the broadband cable modem path is routed to access the Internet. The interactive system, scheduling and conditional access system are directly integrated with our customer management system. This allows direct customer interface through the television screen for billing, on-line help or self-provisioning of new services. The system is controlled by a sophisticated scheduling system and control room that monitors all channels. The resulting service feed is carried from the center to each regional head-end, where the cable signal originates, using ATM technology. This feed is then combined with local content, such as regional television channels for delivery over that local network. The system is capable of allowing full flexibility of the regional line up of channels, to include regional services from the major broadcasters, such as ITV, Channel 4 and the BBC.

The media center is connected to our U.K. national network and linked to our satellite hubs for both in-bound and out-bound traffic. The system architecture and flexibility allows the delivery of a customized service to any point connected to our fiber telecommunications network. For example, the current reach of our network includes Dublin which allows us to connect Cablelink's Dublin franchise to the media center.

ACQUISITION OF CONSUMERCO

On May 30, 2000, we completed our acquisition of the residential cable, business cable, indirect residential telephony, residential internet and digital television development and services businesses from Cable & Wireless Communications plc. We have been integrating these operations and facilities into our existing cable operations and franchise areas. On July 26, 1999, we announced that with the support of France Telecom, we had agreed to this acquisition.

We issued as aggregate consideration approximately 85 million shares of NTL common stock and paid approximately (pounds sterling) 2.92 billion in cash to Cable & Wireless Communications stockholders, plus cash payments for fractional shares. We also repaid approximately (pounds sterling) 2.2 billion in Cable & Wireless Communications' allocable net debt. In connection with the acquisition, we entered into bank credit facilities comprising a (pounds sterling) 2.5 billion credit agreement and a (pounds sterling) 1.3 billion credit agreement to refinance indebtedness and for working capital purposes.

On May 30, 2000, we completed an investment by France Telecom of $4.2 billion, which was previously announced on July 26, 1999. We issued and sold to France Telecom 42,229,730 shares of common stock at a per share price of $59.20 and 2,000,000 shares of 5% cumulative participating convertible preferred stock, series B, having an aggregate liquidation preference of $2 billion, a conversion price of $80.00 per share and a redemption price of $96.00 per share. We used the proceeds from the France Telecom investment, as well as our existing cash resources, to fund the cash portion of the payments to Cable & Wireless Communications stockholders.


BUSINESS SERVICES

The primary objective of our business services division in the United Kingdom "NTL Business" is to provide a comprehensive range of voice, data and application based communications solutions for our customers. Our business strategy is to fully exploit our superior network capability and place an increasing emphasis on broadband products and services. Rather than simply offering our customers a lower price for their existing service, we offer a package of services designed to address all their communications needs at a price which offers good value. For our smaller business customers, we are providing a range of bundled packages based on our standard services and standard terms and conditions. For our larger customers, we offer services which are tailored for their specific needs.

NTL Business has undergone a business transformation since the beginning of 2000 as we have moved away from a simple geographic or product based sales approach to one where customers are grouped into specific market sectors. The key element of this transformation program has been the integration of the skills and abilities of employees from Workplace Technologies, X-tant and ConsumerCo's small business team with those of the existing business telecom operations, to create a single integrated customer support organization.

NTL Business is now focused on three key market sectors within the overall U.K. communications market. These segments are "small and medium retail", "large retail" and "wholesale". For organizational purposes, the first two of these are further subdivided: "small and medium retail" into small businesses markets and national markets, and "large retail" into public sector markets and enterprise markets. The segmentation enables us to develop a deeper understanding of our customers' businesses which enables us to craft specific solutions and trading alliances appropriate for each specific market.

Following our analysis of published OFTEL statistics for telecommunications services, and Gartner Group statistics for other communications services, we estimate the size of the market in which we compete to be in excess of L24 billion for the year 2000. Of the total communications market, we estimate that approximately pound sterling 16.5 billion represented business telecommunications and carrier telecommunications services.

Our network already passes more than 430,000 business premises in the United Kingdom. However, as a result of the reach of our national network, we can serve a substantial portion of the United Kingdom's approximately 1.2 million business premises through means such as indirect access. These premises host approximately 1.5 million business customers. The architecture and reach of our network infrastructure has positioned NTL Business to play a leading role in the delivery of broadband services to U.K. businesses going forward. We plan to exploit demand for broadband services primarily through our broadband cable modem product which we expect to rollout in the second quarter 2001, and our E-1 Direct Internet Access Service, which we currently provide. We will continue to market our standard products and services ranging from telephony and Internet access to web hosting, data and e-commerce and managed services. These services will be delivered via copper wire, coaxial cable, fiber and wireless.

BUSINESS RETAIL MARKETS

In our local retail markets, we describe ourselves as "thinking nationally but acting locally." Our business purpose is to enable businesses to become more efficient and effective. Our focus is on both large national businesses and small businesses.

Our national business market team focuses on relationship management of the large national or multi-national corporations that have their headquarters within existing network footprint.

Our business model for dealing with small businesses has changed dramatically over the last twelve months. In October 2000, we opened a new small business call center which uses telephone account management techniques to sell and service a range of simple business bundles for smaller businesses across the United

Kingdom. Under this new business model, we utilize direct mail and marketing skills derived from our customer experience. In the second quarter of 2001, we plan to add broadband services to the business bundle and our management of these accounts will be increasingly web-based.

Across these chosen market sectors, we believe that by utilizing our national telecommunications broadband capability, and the expertise of our market focused account management and technical support teams, we can target specific business sectors and drive up our penetration of that sector. It was with this goal in mind that NTL business launched its market sector focused business approach in the third quarter of 2000.

As of December 2000, we had approximately 76,300 business customers with an average of 4.4 lines per customer for a total of approximately 339,500 retail business telephony lines installed in the United Kingdom.

An example of our sector focused strategy is the success we have had penetrating the public sector market, which includes education. We support customers all across the education spectrum within the United Kingdom. One of our education customers is the Hertfordshire County Council. We provide the "Hertfordshire Grid for Learning," a managed network service for 566 schools in Hertfordshire county. We deliver and manage the servers, network connectivity, e-mail domain, security and filtering service for each of those 566 schools. Similarly, we support the Technology Colleges Trust, for the Specialist Schools national network, "Supergrid," which serves over 100 schools with a broadband intranet and Internet service. We provide student and academic services to more than 15 universities through the United Kingdom and Internet access to more than 5,200 primary and secondary schools.

Another example in the public sector is our work with public safety service providers. Our public safety business offers a full range of communications services, including the design and operation of radio networks and the provision of support, maintenance and facility management services to customers who provide public safety services to the community. Our customers include primary providers such as police, fire and ambulance and secondary providers such as the H.M. Prison Service, the Coast Guard and the Royal National Lifeboat Association. We have been servicing a substantial portion of the radio installation and maintenance market for public safety in the United Kingdom for many years and our public safety customers provide us with a steady source of revenue.

We intend to further expand our activities in the public safety sector from facilities and maintenance activities into complete outsourcing arrangements. We are pioneering the evolution of Managed Communication Services in the public safety sector, and we believe that the majority of the British Public Safety Services will in the foreseeable future move from their current service arrangements into outsourcing and the provision of fully managed services. We believe we have already established a strong position in outsourcing services and facility management for these mission critical customers, and we plan to continue to build on our existing relationships with current customers. An example is the Metropolitan Police Authority (New Scotland Yard), for which we manage communications services for over 25,000 police officers.

An example of the success of our market sector approach in the enterprise sector is our relationship with the electricity distribution company TXU. Our relationship with TXU has evolved from our initial provision of switched voice service to our current position in which we provide an element of each of our other product offerings to TXU. We were able to broaden this relationship by utilizing our relationship as TXU's trusted switched voice provider. We have worked to develop a solution which reflects the developing utility business model and addresses our customer's requirements for managed networks and facilities outsourcing.

Our current relationship with TXU, which we hope to replicate with other customers, comprises services ranging from traditional connectivity to outsourced managed Wide Area Network (WAN) and Local Area Network (LAN) packaged so as to provide an overall customer solution. These customer relationships tend to have long-term arrangements (three to seven years) and also incorporate services provided by third-party organizations and NTL partnerships.

We offer the following business products and services to our business customers:

- ACCESS SERVICES that connect our customers to us for inbound and outbound voice and data calls. These access services include additional analog business exchange lines, or BELs, and digital business exchange lines, or DELs. DEL services include basic rate access, also known as ISDN2, and primary rate access, also known as ISDN30. These and other direct and indirect access services are priced competitively and are often in competition with similar services provided by a number of other direct and indirect suppliers. In the second quarter of 2001, we plan to launch a business cable modem service that will enable the delivery of broadband services to our business customers.

- MANAGED VOICE SERVICES/VIRTUAL PRIVATE NETWORKS that are best illustrated by our central exchange "Centrex" service. Through this service we provide our customers with business exchange lines configured as a "virtual PABX," where we provide the services normally associated with a traditional PABX located at a customer's premises. We provide these services on a rental basis thereby allowing our customers to avoid the expense associated with an outright capital purchase and maintenance costs.

- MANAGED DATA SERVICES that include point to point private circuits at speeds of multiples of 64Kb/s and individually tailored 100Mb/s and 155 Mb/s services. Other services include the provision of inter-site data services with particular transmission protocols, such as Internet Protocol also known as TCP/IP, Frame Relay and ATM. Our ability to design, deploy and manage a customer's data services was greatly enhanced by the acquisition of Workplace Technologies (now known as NTL Business) in September 1999, which provides consultancy services to assist in the design and installation of data, voice and video networks and provides remote monitoring and support of these networks.

- MANAGED LOCAL AREA NETWORKS (LANS), in order to support the developing needs of our business market, we have established significant capabilities that enable us to fully manage LANs or to design, project manage and integrate new LAN platforms for our customers.

- 08XX SERVICES that include free local and national call services together with a range of other routing features based on our network. These services enable our customers to manage inbound calls and establish varying tariffs for their customers to contact them.

- INTERNET SERVICES, we provide our customers with the tools they require to build their e-business services including dedicated, high-speed Internet access services, web hosting services, and specific individually tailored applications securing and protecting their e-businesses. The range of services we provide also includes the provision of simple inexpensive software to enable our customers to begin doing business over the Internet.

We have a variety of alternative methods to bring our national telecommunications network over the "last mile" to the premises of those customers which are located outside of our franchise area:

- As a certified national public telecommunications operator, we can readily obtain permits to construct telecommunications networks, and can build out our network to reach our customers. Although this is often the most costly means of reaching a customer, the expense can be justified in the case of larger customers or where a significant level of traffic is obtained from a customer. For example, we have extended our fiber optic network within London to reach and support CNN's facilities.

- We can lease circuits on the local networks of other service providers to connect to our customer's premises. Although this may reduce the operating margin on a particular account, it requires significantly less capital expenditure than a direct connection, can often be put in place relatively quickly and can be replaced at a later date if traffic volumes justify it.

- We have the ability to connect customers to our national telecommunications network by implementing microwave radio links. We can use our significant tower infrastructure to connect our network to our customers, using digital point to point microwave radio links. Alternatively, because we hold a license to operate radio fixed access services on a national basis throughout the United Kingdom at the 10 Ghz frequency, we could effectively use "wireless local loop" technology to connect our network to our customers, although we are not currently utilizing this approach to connect our customers. Either of these two methods requires the installation of a mini-tower site on the roof of the customer's premises to receive and broadcast data. "Wireless local loop" connectivity would enable a radial transmission to a number of sites surrounding the mini-tower whereas point to point connectivity enables transmission between two points only.

BUSINESS WHOLESALE MARKETS

Our wholesale markets group's main area of business is supplying U.K. infrastructure and bandwidth to national and international telecommunications operators. Our national and local networks are used to interconnect these carriers to cities in the United Kingdom and Ireland. NTL wholesale has seen continued growth over the last five years, and has successfully positioned itself as a key supplier of wholesale services. We expect to continue to serve the wholesale marketplace through our strategy of providing high quality and competitively priced services. Additionally, we continue to provide tailored solutions necessary to serve this demanding market.

We believe that owning core infrastructure also opens up avenues for international network expansion. Increasingly, network operators are looking at minimizing capital outlay by swapping capacity on their infrastructure for new nodes or additional capacity elsewhere.

Our customers include fixed wire line and mobile telecommunications operators such as COLT, Energis and Global One, other cable operators, Internet Service Providers, or ISPs, and various information technology and facilities management companies. A dedicated team addresses the needs of the U.K. mobile operators, and we are a major supplier to Vodafone and Orange. We have developed a successful business supplying core interswitch network capacity to U.K. mobile operators. We have commercial relationships with the four incumbent mobile operators.

We have been instrumental in developing a new commercial and technical model for the supply of networks to the mobile operators. These developments culminated in our being awarded a five-year L150 million contract by Orange. A key element of the contract is the extension of our existing core network. All five third generation mobile operators will need to implement network and services to support UMTS services, and we will work to define and co-ordinate our company-wide strategy for supporting UMTS services.

A growing area of our wholesale business is selling voice termination to a wider mix of operators, as well as using these relationships to reduce the cost-base for our telephony traffic by:

-        creating a self sustaining revenue stream in its own right,

- establishing commercial relationships with wholesale customers thus enabling us to cross-sell and up-sell other products, and

- generating revenue and cost reduction opportunities for other parts of NTL and strategic relationships with, for example, NTL Ireland, NTL Europe, and with international operators such as France Telecom.

The growth in the number of international operators building and operating submarine cable systems has been substantial and continues to increase, with many of the cables transiting the United Kingdom. We have considerably increased physical connectivity to U.K. international cable landing stations and developed products to address the needs of the international cable operators for carrier services between the cable landing sites and the major U.K. international nodes such as Telehouse, London, which services are also known as "backhaul" services.

We believe that the U.K. market for business wholesale data services is significant and growing rapidly due to the fast growth in IP, Internet and other data traffic. Utilizing our ATM national network, we have developed Frame Relay and ATM wholesale products to meet this increasing demand for high-speed data connectivity. Additionally, our core data network, local loop infrastructure and connectivity to the main international nodes will allow us to address the needs of international operators for the termination of U.K. bound and origination of U.K. generated data traffic.

In addition to wholesale telecommunications and data services, we also offer wholesale Internet access solutions including network services, call center operations and customer provisioning and billing to U.K. ISPs and other corporate customers that would like to expand their Internet presence. This service was launched in 1995.

In 1996, we established the VirginNet joint venture with Virgin Communications Limited. The joint venture is currently owned 49% by NTL and 51% by Virgin. In July 2000, we announced our intention to acquire 100% of VirginNet's ISP business with Virgin assuming ownership of VirginNet's content and commerce business. However, we have not yet reached an agreement with Virgin and there can be no assurance that such an agreement will be reached. We also run the network and technical contact center for Which?Online, an independent consumer organization as well as the technical contact center for Vizzavi, the mobile Internet portal for Vodafone.

BROADCAST TRANSMISSION AND TOWER SERVICES

We are a leading independent owner and operator of wireless communication and broadcast transmission infrastructure in the United Kingdom and Australia. We provide our customers with enhanced products and services through our broadcast network, state of the art equipment, and innovative facilities management expertise. Our customer base includes over 1,000 companies, including all of the leading U.K. mobile wireless operators and all major commercial television and radio broadcasters.

We have a proven history of developing new products and services to meet the needs of our customers and drive the growth of our business. These developments include the implementation of Teletext, a text based data service transmitted with the analog television signal, the implementation of NICAM in the 1980s enabling the transmission of digital stereo and Dolby audio over analog television transmissions, and most recently the design and implementation of the world's first digital terrestrial television and digital audio broadcasting networks and services for our U.K. and Australian broadcast customers.

We believe that the scope of our business allows us to differentiate ourselves by providing products and services to three distinct market areas.

- SITE LEASING AND SERVICES. We operate the second largest independent portfolio of wireless towers and sites available for lease in the United Kingdom and one of the largest towers and sites portfolios in Australia. In total we operate over 2,600 multi-user sites, up from approximately 600 sites in May 1996. We lease space on our towers to over 4,000 lessees including all of the major wireless operators in the United Kingdom and also offer unique services such as In-Building wireless connectivity that can enhance their wireless coverage in high-traffic areas such as shopping malls, office buildings and conference centers.

- BROADCAST TRANSMISSION AND SERVICES. We own and operate one of two television broadcasting infrastructure networks in the United Kingdom as well as the only national broadcasting infrastructure network in Australia. Additionally, we have national, regional, and local radio broadcast infrastructure networks in both the United Kingdom and Australia. We developed the first commercial digital terrestrial television service in 1998 and the first all digital radio station in 1999. Because, unlike broadcasters in the United States, we own and operate not only the towers but also the broadcast transmission infrastructure, our broadcast customers rely on our network and package of integrated turn-key services to distribute and broadcast their content.

- SATELLITE AND MEDIA SERVICES. We provide satellite and media services in the United Kingdom and value-added services such as playout, fixed and mobile satellite uplinking, and a wide range of occasional broadcasting services to generate incremental revenue.

Based on our track record of more than 50 years of providing broadcast services to the United Kingdom and other markets and our expertise in digital broadcasting, we believe that we are uniquely positioned to capitalize on the trends towards privitization, outsourcing and digitalization of broadcast transmission infrastructure and the tremendous growth opportunities in the wireless communications industry.

We believe there is a global trend for governments and broadcasters to divest their transmission networks. Similarly, wireless carriers have begun to divest the tower portfolios as a means of monetizing what they believe to be non-strategic assets. We are one of two companies with experience in the transition of broadcast assets from public to private ownership and subsequently operating the privatized broadcasting assets. Our successful track record helped us obtain the National Transmission Network contract in Australia and should assist us as other governments begin to look at privatizing their broadcasting assets around the world.

SITE LEASING AND SERVICES.

We operate a wireless infrastructure network of approximately 2,600 multi-user sites as of December 31, 2000. We own, lease or manage approximately 1,800 sites and have access to approximately 800 undeveloped sites. Our primary business is the leasing of antenna space on our sites to a diverse range of wireless service providers, including providers of mobile telephony, paging, specialized mobile radio, or SMR, and wireless local loop services. We have also developed a range of complementary services that utilizes our tower expertise, including infrastructure services, site selection and acquisition, design and construction, antenna installation, network planning and management, and tower maintenance.

Our network in the United Kingdom is national in scope and includes most of the major population centers and highways. We operate 1,406 sites and have access to 791 undeveloped sites in the United Kingdom Our wireless customers currently include all of the U.K. mobile telephony operators, including Vodafone AirTouch, BT Cellnet, Orange, One2One and Dolphin, all of the five major paging companies, and many of the United Kingdom's largest wireless telephony carriers, including BT, Cable & Wireless, and THUS plc. We also serve several utility companies and emergency service organizations including British Gas, London Ambulance and Her Majesty's Customs and Excise.

Second generation wireless services have been the major driver of our growth to date, but the advent of third generation wireless services is expected to drive further revenue growth. During 2000, the U.K. government awarded five national Universal Mobile Telecommunications System, or UMTS, licenses each for a duration of 20 years, commencing January 2002. These licenses have been awarded to four existing operators, all of whom are existing wireless customers of ours, and to one new entrant. Under the terms of these licenses, each operator will provide services to at least 80% of the U.K. population by December 2007. We believe that each of these operators will require a complete national network based around a radio site infrastructure of up to 4,000 sites by 2003 and potentially up to 10,000 or more sites by 2010. Construction of these networks is anticipated to begin in 2001 and is expected to generate significant demand for suitable sites over the next few years as well as for existing sites. A major reason that there will be an increase in the need for suitable sites for third generation towers is due to the fact that third generation networks require a greater density of towers than current second generation networks because of their smaller range in relation to second generation technology. Our network in Australia is also national in scope and we believe that the recent UMTS license awards in Australia will offer opportunities for growth in wireless sharing.

The dramatic growth of wireless communications necessitates good cellular coverage in all commercial areas, leading to a requirement for reliable wireless communications infrastructure inside buildings. We believe this creates a new type of radio site which, unlike towers, will exist within commercial buildings, transport hubs, shopping malls and other large buildings. Our initial analysis shows that there are approximately 2,000 of these types of commercial properties in the United Kingdom. To this end, we have won contracts for 25 buildings including the exclusive contract to provide this service inside Bluewater, Britain's largest shopping complex and recently, a contract for Canada Square, part of London's Canary Wharf complex.

Building on the technology we developed for In-Building services, we are exploring with UK mobile operators ways of using our fiber network to solve the distance, coverage and power problems associated with UMTS rollout in urban areas. Although in an early stage of development, we believe that a solution utilizing small low-profile antennas, positioned on buildings and other street level infrastructure and connected via our fiber network to remote base stations, could improve coverage and service quality compared to more traditional rooftop sites for UMTS technology. Furthermore, we would offer the ability to backhaul base station calls through our fiber loop.

BROADCAST TRANSMISSION AND SERVICES

We have been involved in broadcast television since the 1950s when we designed and built the television transmission system for the United Kingdom's first independent commercial television network. Through our national infrastructure of owned and shared transmission sites and our owned network of transmitters in the United Kingdom and Australia, we provide broadcast signals for the three commercial national television channels in the United Kingdom, the two publicly-owned national broadcasters in Australia and many of the United Kingdom's independent local, regional and national radio broadcasters.

Our broadcast customers generally hold long-term licenses and enter into service agreements with us that typically last 10 to 15 years. As a result, this portion of our business is characterized by stable and predictable revenue streams and currently has a forward order contract book of over $3.5 billion. An attractive feature of our broadcast contracts is our ownership of both towers and transmission equipment responsible for generating the broadcast signal. As a result, the contracts increasingly have become end-to-end solutions including all technical and service aspects of providing the transmission for the broadcaster. In essence, TV and radio station owners are programmers and we are the broadcaster. The nature of these arrangements, make it very difficult and even cost prohibitive for broadcasters to switch to another service provider. We have used this as an opportunity to develop strong relationships with our customers, which in turn has helped us to better understand their needs and customize new services for them.

Television broadcasting. We provide digital and analog broadcast transmission services for national and regional television broadcasters, covering 99.8% of the U.K. population, with approximately 3,500 broadcast transmitters. Our extensive television broadcast customer base includes all of the U.K. commercial terrestrial television broadcast companies consisting of the ITV national network of 15 affiliated stations, the national services of Channel 4 and Channel 5, as well as the regional service S4C in the United Kingdom. In addition, we provide transmission and site services to both of Australia's publicly-owned national broadcasters, ABC and SBS.

As one of the first companies to offer digital transmission services we believe there are some significant first mover advantages. We provide digital terrestrial broadcast transmission for two of the three commercial national digital television services in the United Kingdom. These services carry up to 12 separate channels, including the ITV network, Channel Four, Channel Five and a range of new digital channels and services such as pay per view. As of December 2000, we were operating 80 digital terrestrial television transmitting stations reaching around 88% of the U.K. population. It is anticipated that the digital network will ultimately grow to match the coverage of the analog system. In order to achieve the same high level of coverage for digital, we believe that the same number of sites as those for the existing analog services will be required, which will represent a significant business expansion opportunity for us.

Digital broadcast systems require a more complex engineering design than their analog predecessors. We have exploited this by extending our range of services to include tower leasing and transmission services (as with analog) plus "end-to-end" system integration and service ranging from studio playout centers to terrestrial transmission. This has the twin benefits of enlarging the total market available from broadcasting and further differentiating us as a unique provider able to offer towers, transmission and system integration services for digital television.

Radio broadcasting. We are one of two major companies providing transmission sites and services to the radio industry in the United Kingdom. We offer a range of services to radio broadcasters including: target service area planning; site location; installation and commissioning; and equipment selection, procurement, operation, monitoring and maintenance. We believe that we are a supplier of transmission services to a substantial portion of the addressable market. Our radio broadcast customer base includes two of the three national commercial stations: Classic FM and Talk Radio, over 200 metropolitan, regional and local stations and the first all digital radio station, Digital One, of which we are a founding equity partner with a 37% equity interest. We have a contract for the transmission of Digital One with a lifetime value in excess of $75 million.

SATELLITE AND MEDIA SERVICES

We own and operate satellite up-linking facilities consisting of 30 fixed satellite uplink dishes able to access over 50 satellites with global coverage, a network of mobile and transportable uplinks, management and control systems and all associated operations and maintenance. We provide our satellite customers with program and content distribution services for over 130 full-time channels via satellite and fiber. In addition, we have facilities for playout services, remote satellite news gathering, and full outside broadcast. Through an alliance with Williams Vyvx, a Williams Co. company, our customers also have access to 48 cities in the United States.

We have expanded our service offerings over time to meet the growing needs of our customer base as new technologies create new broadcast markets. As a way to add incremental revenue, we have begun to integrate backwards with our existing customers by offering value added services. Such service developments include:

- establishment of playout services, which enable us to take ownership of the customer's transmission needs from the point that it delivers the program or content and needs a channel to be created. We then are responsible for all the operational issues related to the broadcast of that content. We have just recently completed construction of a state-of-the-art playout facility outside of London and are in the process of constructing a second to enhance our capabilities as demand from broadcasters across Europe continues to rise.

- offering a range of occasional use broadcast services that allow media content providers to outsource their off-site broadcasting needs, whether it be for breaking news, sports events or music concerts, and still deliver the desired content to their customers via our mobile equipment.

Our Satellite and Media customers include programmers who own and operate packages of content or channels, news agencies, sports broadcasters and production companies. Our customer list includes such market leaders as AOL/Time Warner (CNN, Turner, Cartoon Network), BBC, Discovery Channel, QVC, Reuters, the Associated Press and British Sky Broadcasting.

RECENT TRANSACTIONS

ABC Broadcast Contract. In December 2000, we were awarded a broadcast contract from Australia Broadcasting Corp., or ABC, to build out its digital terrestrial television broadcast network. Under the terms of the contract, we will design, build, manage and operate the transmission services for a 15-year period. The contact has a total estimated value to us of A$1.1 billion (U.S.$600 million). In addition, ABC has an option to extend the contract for an additional 5 years for approximately A$200 million (U.S.$100 million).

National Transmission Network. In April 1999, we acquired National Transmission Network in Australia, whose terrestrial television and radio transmission networks are used to deliver national services to broadcasters. The acquisition included 561 transmission sites and long-term analog broadcast contracts with ABC and SBS, the two national broadcasters in Australia. The broadcast network is the most extensive in Australia and covers over 98% of the population.

NTL Satellite Downlink Services. NTL secured a 10-year contract with Cable & Wireless to provide satellite downlink services for the distribution of Australian Broadcasting Corporation digital television in regional and rural Australia. The value of the contract is approximately A$65 million (U.S.$36 million). This follows NTL Australia winning the largest, fully outsourced, digital terrestrial television broadcast contract in Australia from the Australian Broadcasting Corporation in December 2000. NTL will provide downlink services from satellite to transmission towers at a potential 240 sites across Australia. The 10-year satellite contract for digital distribution services will begin on July 1, 2001. Satellite is the preferred distribution medium for rural and remote areas where land-lines (fiber or copper) are not available.

        NTL'S BUSINESSES IN CONTINENTAL EUROPE & THE REPUBLIC OF IRELAND

EUROPEAN EXPANSION

Our objective in expanding into Continental Europe is to replicate our success in the United Kingdom and create Europe's leading broadband communications company.

We have made several strategic investments in leading European markets during the last two years. In July 1999, we acquired Cablelink in the Republic of Ireland, with over 400,000 franchise homes in Dublin, Galway and Waterford. In two steps during August 1999 and December 1999, we acquired the "1G" Networks in France, our first acquisition on the Continent, acquiring approximately 266,000 franchise homes in the Greater Paris area. In March 2000, we completed the purchase of the cable assets of the Cablecom Group, Switzerland's largest cable company. Also in March 2000, we acquired a 25% interest in Svenska Bredbandsbolaget A.B., or "B2", a company based in Scandinavia, which is deploying fiber directly to the home throughout Sweden and Norway. In August 2000, we announced that we intend to make a 27% minority investment in Noos S.A., the market leading French broadband company. Finally, in August 2000, we acquired a 50% interest in eKabel InvestCo, which owns 65% of eKabel L.P., the Hessen cable network in Germany.

Our European strategy has four key components:

- acquire well-positioned cable companies in major markets with attractive demographic characteristics,

- upgrade network infrastructure for delivery of advanced broadband solutions to consumers and businesses,

- replicate our success with bundled services in the United Kingdom in order to drive penetration of new products and maximize profitability per subscriber, and

- realize economies of scale through continued integration while maintaining a regional focus on customer operations.

We have made significant steps in achieving these goals. Cablecom, in Switzerland, Cablelink, in Ireland, 1G Networks in France and eKabel in Germany are well-positioned cable companies in major markets. We continue to upgrade the networks of these cable companies for the delivery of bundled digital cable television, high-speed Internet and telephony services to the consumer market and advanced broadband services to the business community. Additionally, we plan to connect these national and regional broadband networks to our pan-European fiber backbone.

We have secured agreements with major international telecommunications carriers giving us a high capacity dark-fiber backbone network connecting any combination of up to 24 cities of our choice throughout Europe. These agreements were realized by swapping excess capacity on our U.K. networks, and will be utlized as needed over the next 24 months.

Our investments to date highlight our strategy of focusing European investment activity in desirable communications markets. Following completion of our announced transactions, we will have a premier footprint across Europe, including:

         - Europe's three largest financial centers -- London, Paris and Frankfurt;

         -        Europe's wealthiest population -- Switzerland;

         -        Europe's fastest growing economy -- Ireland; and

         -        Europe's most advanced broadband market -- Sweden.

These investments offer substantial opportunities for growth by building on our considerable market expertise and success in marketing and promoting communication services in the United Kingdom. Our goal in these markets is to grow revenues from bundled subscriptions of digital cable television, high-speed Internet and telephony services using our experience in driving take-up through product bundling, value propositions, greater choice and high levels of customer service. After giving effect to announced transactions at December 31, 2000 we had access, on a gross basis, to 20.3 million homes across the United Kingdom, Ireland and Continental Europe, and served approximately 8.5 million customers.

Each of our subsidiaries and investments in Europe has experienced management teams. We expect to continue emphasizing local management teams, as this has been one of the hallmarks of our success in the United Kingdom. To ensure a consistent and focused execution across all the investments in Europe, we recently assembled a management team solely focused on overseeing and managing our operations and investments in Europe. Bruno Claude has recently joined NTL as Chief Operating Officer Europe. Steve Wagner and Hamid Heidary have also joined the European team as Managing Director Consumer Services and Chief Technology Officer, respectively. Together, Steve and Hamid have been in senior positions with NTL for over 14 years.

The following table illustrates our broadband position in Western Europe, including that in the United Kingdom:

    Western Europe Customer Statistics as of December 31, 2000 (in Thousands)

                                (U.K.)    (Ireland)   (Swiss)      (France)   (France)     (Germany)   (Sweden)  Gross (2)
                                 NTL      Cablelink   Cablecom(1)     1G        Noos         eKabel       B2       Total
                                                                              (pending)
Ownership Interest                 100%       100%                    100%         27%         32.5%       25%
Homes in Franchise            11,411.2      420.0     1,887.9       287.0     3,179.0       2,800.0     305.7    20,290.8
Homes passed                   8,391.8      417.7     1,887.9       265.5     2,563.0       1,828.0     101.0    15,454.9
Homes marketed (Telco)         7,457.7       10.7        --          --           1.0          --        --       7,469.4
Homes marketed (Cable TV)      7,681.2      417.7     1,705.8       212.4     2,563.0       1,828.0      --      14,408.1
Homes marketed (Ethernet)         --         --          --          --          --            --        51.6        51.6
Customers (On-Net)             2,842.4      370.2     1,558.4        48.6       765.0       1,294.0      15.0     6,893.6
     Single RGU                  846.7      367.9     1,531.2        48.6       718.0       1,294.0      15.0     4,821.4
     Dual / Triple RGU         1,995.7        2.3        27.2        --          47.0          --        --       2,072.2
Cable Television               2,300.9      370.2     1,558.4        48.6       747.0       1,294.0      --       6,319.1
     Digital                     530.7       --          21.0        --         244.0          --        --         795.7
Telephone (Direct)             2,537.2        2.3        --          --           1.0          --        --       2,540.5
Broadband Internet                12.8       --          27.4        --          63.0          --        15.0       118.2
RGUs                           4,850.9      372.5     1,585.8        48.6       811.0       1,294.0      15.0     8,977.8

Total Internet Subscribers     1,824.3       --         179.2        --          63.0          --        15.0     2,081.5
    Off-Net Subscribers        1,036.6       --          --          --          --            --        --       1,036.6
Telephone (Indirect)             466.0       --          --          --          --            --        --         466.0
Business Customers                76.3        1.0         3.2        --          38.0          --        --         118.5

Total Customers                4,421.3      371.2     1,561.6        48.6       803.0       1,294.0      15.0     8,514.7
Total Consumer Services        7,128.4      372.5     1,737.6        48.6       811.0       1,294.0      15.0    11,407.1

PENETRATION Cable Television      30.0%      88.6%       91.4%       22.9%       29.1%         70.8%       na        43.9%
Telephone                         34.0%        nm          na          na          na            na        na        34.0%
Customer                          37.0%      88.6%       91.4%       22.9%       29.8%         70.8%     29.1%       47.8%
RGU                               63.2%      89.2%       93.0%       22.9%       31.6%         70.8%     29.1%       62.3%
Dual / Triple                     70.2%       0.6%        1.7%        0.0%        6.1%          0.0%      0.0%       30.1%

(1) Cablecom is 100% owned by NTL, however, Cablecom itself retains various ownership interests in 28 different cable systems amounting to the consolidated operating statistics detailed above. The portion of these systems in which Cablecom does not retain an equity interest amounts to the following: 187,600 homes passed, 157,900 homes marketed, 151,600 Cable TV customers, 200 broadband Internet subscribers and 151,800 RGUs.

(2) Gross subscriber information assumes NTL owns 100% of B2, Noos, eKabel and each of the cable systems in which Cablecom retains an ownership interest.

SWITZERLAND

CABLECOM GMBH

In March 2000, we acquired the business and assets of Cablecom GMBH, Switzerland's largest cable operator, from Swisscom AG, Siemens Schwiez AG and VEBA Telecom CMBH for approximately CHF 5.8 billion ($3.5 billion).

Cablecom is Switzerland's largest cable operator with approximately 53% of the Swiss cable television market as of December 31, 2000. As of December 31, 2000, Cablecom delivered products and services to 1.4 million subscribers in its own service areas, reflecting a penetration rate of approximately 91%. Cablecom also delivers signals via its national fiber backbone to other cable operators who serve another 480,000 subscribers, including third party wholesale and partial ownership of signal. Over 90% of television broadcasting in Switzerland is delivered over cable networks. Cablecom has recently launched digital television and high-speed Internet services.

Cablecom also owns SwissOnline, one of the largest Internet service providers in Switzerland with approximately 148,000 customers as of December 31, 2000. Cablecom already has a telecommunications license to provide data consisting of Internet, leased lines and asynchronous transfer mode, and value added services throughout Switzerland and it plans to submit an application to extend the licenses for the provision of voice telephony.

Through this acquisition, NTL became the largest alternative fiber link telecommunications operator in the Swiss telecommunications market.

We plan to develop Cablecom's business beyond basic television services. Our objective is for Cablecom to become the premier provider of communications services for Switzerland's residential and business markets.

Core elements of our strategy for Cablecom include:

         - Introducing value added services, including digital television, pay-TV, interactive-TV, video- and audio-on-demand, high-speed Internet and telephony, and

         - Installing superior customer care operations in order to support growth in the number of direct customer relationships and the rollout of new products and services.

         - Increasing capacity in major cities and suburban areas and implementing bi-directionality,

         - Accelerating the ongoing build-out and upgrade of the nationwide fiber backbone,

We are planning to selectively replicate our U.K. model in Switzerland, utilizing our experience and expertise in bundling services to drive penetration for new services and increase subscriber profitability.

Cablecom currently operates in the following five business areas:

         - Fully Owned Cable Networks. Residential cable television is Cablecom's largest business and comprises 28 different cable networks of which six are wholly-owned by Cablecom. This accounts for nearly 84% of total managed subscribers. As of December 31, 2000, Cablecom had 53% market share in Switzerland and a penetration rate of 91% of homes passed, 65% of homes passed have been converted to digital and 37% of homes passed had bi-directional capability. Approximately 21,000 digital customers and 27,000 broadband Internet subscribers were connected at year-end. By the end of 2001, over 57% of homes passed will be two-way capable. Approximately 82% of Cablecom's subscribers are in the German speaking region of Switzerland, 10% in the French speaking region and the remainder in the Italian speaking region.

         - SwissOnline. SwissOnline, a wholly owned Cablecom subsidiary, is one of Switzerland's largest Internet service providers and the operator of one of the leading portals in the country. As of December 31, 2000, SwissOnline had approximately 148,000 subscribers.

         - National Telecoms. National Telecoms, formerly know as the Carriers Solutions division, was launched in January 1999 to offer advanced data services to small and medium sized businesses. Services provided by the National Telecoms division include leased lines, virtual private networks, connectivity, and carriers' carrier services. Cablecom intends to intensify the roll-out of its national telecommunication services once its national SDH fiber ring is completed, which we currently expect to occur by the end of 2001. Cablecom is well positioned to connect business customers within its service areas as it estimates that most business customers are within 50 to 100 meters of Cablecom's existing network infrastructure. Cablecom believes the small and medium sized business market segment is less competitive than the large business segment, which has attracted competition from domestic and international operators.

         - Rediffusion. Rediffusion, Cablecom's consumer electronics retail chain, sells consumer electronics products and accessories. It also has rental, maintenance and service and repair operations. Historically, Rediffusion has been run independently of Cablecom's cable operations. In the future, Cablecom plans to leverage Rediffusion's extensive distribution network to distribute Cablecom's broadband multi-service offering, including digital cable television, high-speed Internet and telephony services and to bundle those with Rediffusion's products and services.

         - Engineering. Cablecom Engineering AG ("CCE"), a wholly owned subsidiary of Cablecom, provides cable television engineering services to Cablecom and third parties. CCE is the leader in Swiss cable television engineering with a market share of 75%. Services include cable television systems and network infrastructure planning and design, project management, and network measurement and maintenance.

NETWORK UPGRADE. Cablecom is currently upgrading its nationwide network, which consists of three interconnected segments:

                  -        Fiber optic backbone

                  -        Hybrid-fiber coaxial or "HFC" network

                  -        In-house installations

This upgrade program is scheduled to extend through 2003, with over $220 million spent in the last two years. The network upgrade program will include the completion of a national fiber optic backbone by the end of 2001 which is expected to be approximately 2,000 kilometers long covering approximately 75% of Switzerland and will be one of the only two national fiber rings in Switzerland.

Cablecom expects that 90% of homes passed will be upgraded by the end of 2002, and 95% will be upgraded by the end of 2004. Moreover, as HFC networks in each area are upgraded Cablecom will upgrade in-house installations at the request of subscribers wishing to subscribe to new services, including digital cable television, high-speed Internet and telephony services.

CABLE TELEVISION SERVICES. In November 1999, Cablecom launched digital services under the SwissFun brand name in German-speaking regions. Using a set-top-box, Cablecom subscribers can access an additional 30 digital channels for free, as part of their basic television subscription offering. Cablecom began the rollout of its SwissFun digital television offering during 2000, concurrent with the upgrade of its regional networks. Gradually, Cablecom will move to an all-digital platform and by the end of 2005 will no longer offer analog services.

In addition to increasing the number of channels that can be broadcast, the introduction of digital broadcasting allows Cablecom to address each set-top-box individually, providing Cablecom with the necessary flexibility to bundle expanded basic and pay channels into attractive pay packages. This customisation of content and the potential to differentiate substantially from the basic television offering is expected to make pay television much more attractive than its current form, which is limited in choice and high in price.

 INTERNET SERVICES. Cablecom is well-positioned to take advantage of rapidly increasing Internet usage in Swiss households and businesses. Cablecom will continue to roll out high-speed Internet access services throughout its service areas as its networks are upgraded to bi-directionality through 2004. By the end of 2002, approximately 90% of Cablecom's subscribers will be able to subscribe to Cablecom's new broadband Internet services. Cablecom currently provides cable modem services to 27,000 subscribers.

In its franchise areas, Cablecom will offer both residential customers and businesses Internet access services connecting users to SwissOnline's portal via Cablecom's network, and thus retain all usage related revenues for dial-up services and all access revenues for all types of subscription-based Internet services such as pay dial-up and high-speed Internet services.

TELECOMMUNICATION SERVICES. Apart from Swisscom, Cablecom is the only company with a nationwide footprint and a local loop infrastructure. Cablecom will be able to provide broadband local loop infrastructure access to over 50% of Swiss households. Cablecom's local loop networks cover all major Swiss cities, except Lausanne and Geneva, where Cablecom has a 12.2% stake in 022 Telegeneve.

IRELAND

CABLELINK

In July 1999, we acquired Cablelink Ltd. in the Republic of Ireland, with over 417,000 franchise homes in Dublin, Galway and Waterford for approximately IR pound 535 million (approximately $693 million).

Cablelink provides cable television services in Dublin, Galway and Waterford to over 370,000 subscribers. As of December 31, 2000, Cablelink had an 88.6% penetration rate over its broadband cable network which passes 417,000 homes. Cablelink holds licenses to provide analog and digital television services in its franchises for the next 13 years with exclusive rights for the next three years. It also has a full service license allowing it to provide public telephony, Internet and other value-added services throughout Ireland.

We have already achieved the following key objectives since acquiring Cablelink:

         -        We have re-branding all of the Cablelink franchises to NTL.
                  NTL's audited brand awareness has now grown to 90%.

         - The service portfolio has now been expanded beyond basic cable television to include telephony, dial-up Internet and cable modems.

         - We have opened a new customer management center which has led to significantly improved levels of customer service.

         - We have completed network upgrades for approximately 30,000 homes in Dublin.

The main focus of activity for 2001 is to roll-out digital television service in the three Irish franchise areas of Dublin, Waterford and Galway. We anticipated that 115,000 homes will be capable of receiving a digital signal in Dublin by September in compliance with our regulatory milestones. We expect that digital service will be available in Waterford and Galway in the fourth quarter of 2001.


FRANCE

1G NETWORKS

We acquired France Telecom's 1G Networks in two steps in August 1999 and December 1999 for an aggregate purchase price of FRF 373.2 ($60 million). As of December 31, 2000, 1G Networks provided services to over 48,000 homes in Greater Paris and Toulon. Pursuant to our purchase agreement, we hold exclusive licenses to provide analog and digital television services over 1G Networks. 1G Networks has launched a pilot version of its digital platform, increasing the number of channels available to customers as well as providing high-speed Internet access.

NOOS S.A.

On August 7, 2000, we announced that we had signed an agreement in partnership with Morgan Stanley Dean Witter Private Equity to purchase France Telecom's 49.9% stake in Noos S.A. Pursuant to the agreement, NTL will acquire 27% of Noos for approximately $627 million, based on an enterprise value of Euro 2.7 billion ($2.45 billion) and will take two seats on the Noos board of directors. However, definitive documentation has not yet been executed regarding the transaction and there can be no assurance that agreement will be reached on such documentation.

Noos is the market leading French broadband company, offering digital cable television, high-speed Internet and telephony services to a total of 803,000 customers as of December 31, 2000 and its network passes 2,563,000 homes and businesses. As of December 31, 2000 there were an estimated 3,179,000 homes and businesses in Noos' franchise areas. Noos has an estimated 26% share of the French cable television market and in 2000 had revenues of FF1,318.4 million (approximately $189.3 million). Noos currently provides high-speed Internet access to over 63,000 homes and businesses in France.

Noos operates a fully digital hybrid fiber coaxial, or HFC, network comprising over 16,000 km of coaxial and approximately 4,000 km of fiber cable. This network provides Noos with a unique platform to implement a broadband strategy in France. In addition, Noos has secured long term access rights to underground ducts for future network upgrade.

Our investment in Noos will provide us with access to metropolitan Paris and Strasbourg and other major cities in France. Noos offers significant efficiencies with our core business of bundled digital cable television, high-speed Internet and telephony services and will also complement our existing 1G Networks cable franchises in the Greater Paris area.

GERMANY

EKABEL HESSEN GMBH

In August 2000, we completed a 50% investment in eKabel Invest Co, which owns 65% of eKabel L.P., the Hessen cable network in Germany. eKabel Hessen GmbH owns and operates the largest cable television network in the German province of Hessen, which includes Frankfurt, the second largest financial center in Europe. eKabel currently broadcasts up to 33 analog channels, 13 digital channels and 36 radio channels.

There are approximately 2.8 million homes in Hessen, of which 66% or 1.8 million homes were passed by eKabel's network as of December 31, 2000. Of the 1.8 million homes passed, 72%, or 1.3 million homes, are connected to eKabel's network. For the year ended December 31, 1999, eKabel Hessen GmbH generated a total revenue of E110.4 million (approximately $103.6 million) and for the nine months ended September 30, 2000, it generated total revenue of E87.2 million (approximately $81.9 million). eKabel has a historical annual churn rate of less than 6%, which compares favorably to other European and U.S. cable providers, and this loyalty of its customer base provides a foundation for growth of broadband products and services.

eKabel plans to spend approximately E930 million ($873.1 million) over the next 5 years to upgrade its network to a state-of-the-art 862 MHz hybrid fiber coaxial broadband network, with an average of 500 homes per node and fiber running to an amplifier which services 75 to 100 homes. This upgraded network will allow eKabel to offer a wider array of broadband products and services, including the "triple-play" of digital cable television, high-speed Internet and telephony services. In the process, eKabel also plans to expand its upgraded network to pass approximately 300,000 additional homes. We believe eKabel's large customer base, extensive network infrastructure and the attractive economic and demographic characteristics of Hessen will enable it to be a leader in the development and provisioning of broadband products and services.

SWEDEN

BREDBANDSBOLAGET ("B2")

As a result of a series of transactions from March 2000 through August 2000, we have acquired a 25% interest in B2. B2 is a rapidly growing broadband communications company providing 10 megabits per second network access and broadband services to residential and small-to-medium business customers. B2 is currently providing broadband services in Sweden and has stated it intends to expand its network and service offerings throughout

Europe. B2 is currently developing an extensive fiber-optic network linking key metropolitan areas in Sweden and Norway.

B2 provides "always on", low-cost access to a high-capacity broadband network that provides transmission, both to and from the customer, at the same speed and at the same time. B2's 10 Mb/s network access speed is substantially faster than typical connections offered by existing cable television and telecommunications operators and is upgradeable to 100 Mb/s without significant expense. In cooperation with B2's service providers, B2 has stated its intention to aggregate media content and broadband data, telephony, television and video services, which B2 intends to offer to its customers through its specially-designed interactive customer interface. B2's customer interface will provide each customer with the ability to create a personalized portal containing only services of his or her choice.


                                   COMPETITION

We face significant competition from established and new competitors in the areas of residential telephony, business telecommunications services, Internet and cable television. We believe that competition will intensify in each of these business areas, particularly business telecommunications and Internet.

CONSUMER SERVICES

We compete primarily with BT in providing telephone services to residential customers in the United Kingdom. BT occupies an established market position and manages fully built networks and has resources substantially greater than ours. According to the Office of Telecommunications, or OFTEL, in June 2000, BT serviced 81.6% of U.K. residential telephone exchange line customers. Our growth in telecommunications services, therefore, depends upon our ability to convince BT's customers to switch to our telecommunications services. We believe that value for money is currently one of the most important factors influencing the decision of U.K. customers to switch from BT to a competitive telecommunications service. BT has, however, introduced price reductions in some categories of calls and, due to regulatory price controls, BT will be making further reductions in its telecommunications prices. Accordingly, although we intend to remain competitive, in the future we may be unable to offer residential telephone services at rates lower than those offered by BT. In this case, we may not achieve desired penetration rates and may experience a decline in total revenues. There can be no assurance that any such decline in revenues or penetration rates will not adversely affect us. In addition to BT, other telecommunications competitors could prevent us from increasing our share of the residential telecommunications market. In particular, BT is under a regulatory obligation to introduce carrier pre-selection on its network, an interim version of which was introduced in December 2000, although the carrier pre-selection for all calls (except for certain special categories) will not be launched until nearer the end of 2001. Carrier pre-selection may increase the appeal of indirect access operators, whose discounted call charges may undercut us.

We also compete with mobile networks. This technology may grow to become a competitive threat to our networks, particularly if call charges are reduced further on the mobile networks. Our tower services group may enable us to benefit from the growth in this technology. There can be no assurance, however, that we will be able to compete successfully with such telecommunications operators.

We believe that we have a competitive advantage in the residential market because we offer integrated telephone, cable television, telecommunications services (including Internet, interactive and on-line services) and multi-product packages designed to encourage customers to subscribe to multiple services. However, there can be no assurance that this competitive advantage will continue. Indeed, BT and all other operators are permitted to provide and convey cable television services throughout the United Kingdom from January 1, 2001, and exclusive franchises will no longer be awarded.

British Sky Broadcasting Limited, or BSkyB, currently markets telecommunications services on an indirect access basis, which requires the customer to dial additional digits before entering the primary telephone number, thus diverting calls onto another operator's network. In addition, BSkyB has a joint venture with BT that is known as Open (formerly British Interactive Broadcasting). BSkyB increased its holding in Open to 80.1% in July 2000 as a result of buying out HSBC and Matsushita. The joint venture could provide additional competition.

Our cable television systems compete with direct reception over-the-air broadcast television, DTH satellite services and satellite master antenna systems. In addition, pay television and pay-per-view services offered by us compete to varying degrees with other communications and entertainment media, including home video, cinema exhibition of feature films, live theater and newly emerging multimedia services. We expect that, in the future, we may face competition from programming provided by video-on-demand services.

In 1999, BSkyB and OnDigital dropped the practice of charging any upfront fee for digital set-top boxes, although they still charge in some instances for installation. Coupled with BSkyB's move to bundle free Internet access and discounted indirect access telephony (with calls priced at a significant discount to BT headline rates), these moves have reduced the competitive advantages previously represented by our offerings. We believe that the underlying technological advantages of our networks will allow us to respond to such moves by our competitors. Nevertheless, there can be no assurances that we will be able to continue to compete successfully in all segments of the residential markets.

BUSINESS TELECOMMUNICATIONS

BT is also our principal competitor in providing business telecommunications services. In addition, we compete with Cable & Wireless plc, Energis Communications Limited, Thus in Scotland and with other companies that have been granted telecommunications licenses such as MCI-WorldCom and COLT. In the future, we may compete with additional entrants to the business telecommunications market. Competition is based on price, range and quality of services, and we expect price competition to intensify if existing and other new market entrants compete aggressively. Most of these competitors have substantial resources and there can be no assurance that these or other competitors will not expand their businesses in our existing markets or that we will be able to continue to compete successfully with such competitors in the business telecommunications market.

BROADCAST TRANSMISSION AND TOWER SERVICES

Crown Castle U.K. Ltd ("Crown"), a subsidiary of Crown Castle International Corp., is NTL's primary competition in the terrestrial broadcast transmission market in the United Kingdom. Crown provides analog transmission services to the BBC. It also has been awarded the transmission contract for the new DTT multiplex service for the BBC and OnDigital. Crown has diversified from its core television broadcasting business using its transmission infrastructure to enter into the radio transmission and telecommunications sectors.

Although Crown is our direct competitor, we each have reciprocal rights to use each others' sites for broadcast transmission usage in order to enable each of us to achieve the necessary country-wide coverage. This relationship is formalized by the site-sharing agreement entered into in 1991 when those towers were privatized.

Crown also offers site rental on a significant number of its sites (some of which are managed on behalf of third parties). Like us, Crown offers a full range of site-related services to its customers, including installation and maintenance. In November 2000, Crown entered into an agreement with BT to deliver roof space and grounds at an initial 4,000 BT exchange sites around the United Kingdom. We believe our towers to be at least as well situated as Crown's and that we will be able to continue expanding our own third-party site-sharing penetration.

All four U.K. mobile operators own site infrastructure and lease space to other users. Their openness to sharing with direct competitors varies by operator. Cellnet and Vodafone have agreed to cut site costs by jointly developing and acquiring sites in the Scottish Highlands. BT and Cable & Wireless plc are both major site-sharing customers but also compete by leasing their own sites to third parties. BT's position in the market is even larger when considered in combination with its interest in Cellnet.

Several other companies compete in the market for site rental. These include British Gas, Racal Network Systems, Aerial Sites Plc, Relcom Aerial Services and the Royal Automobile Club. Some companies own sites initially developed for their own networks, while others are developing sites specifically to exploit this market.

We face competition from a large number of companies in the provision of network services. The companies include CTL, specialty consultants and equipment manufacturers such as Nortel and Ericsson.


                                   REGULATION

Telecommunications service industries in the United Kingdom are governed by legislation under the Telecommunications Act 1984, the Broadcasting Act 1990, and the Broadcasting Act 1996. The operator of a full-service telecommunications system in the United Kingdom requires the following two principal non-exclusive licenses:

         - a telecommunications license, granted under the Telecommunications Act by the Secretary of State and supervised by the Department to Trade and Industry, or DTI, and OFTEL, which authorizes the installation and operation of the telecommunications network used to provide cable television and cable telephone services; and

         - a cable television license granted under the Broadcasting Act and supervised by the Secretary of State and the Independent Television Commission, or ITC, which authorizes the provision of broadcasting services.

Each type of license described above contains various conditions, and in the event of the breach of such conditions, the Director General of Telecommunications (the head of OFTEL) or the ITC, as appropriate, could issue an enforcement order and ultimately commence proceedings to require compliance or to revoke such licenses.

PRICE REGULATION

BT is currently subject to controls over the prices it may charge customers. In particular, BT may not increase charges for certain services by more than the amount of the percentage change in the retail price index. In Autumn 1999, OFTEL began the process of examining what price controls, if any, should apply to BT after 2001. In February 2001, OFTEL announced that current retail price controls would be extended until July 2002 with a roll over provision for a further year.

NTL is not subject to the same scrutiny and control by OFTEL of its retail telephone prices as BT, given its non-dominant status in the market. However, NTL is subject to prohibitions on undue preference and undue discrimination in its cable television pricing. NTL is, also required to publish its standard prices, terms and conditions for cable television services.

NUMBER PORTABILITY

The European Union agreed in 1998 to a revision to the Interconnection Directive that made it a requirement for Member States to mandate number portability. Implementing regulations came into force on January 19, 2000 requiring that number portability should be provided on request to all customers switching between different operators and providers of fixed telecommunications services. NTL has a process in place to comply with its existing obligations and it is now in the process of negotiating more service establishment arrangements with other operators.

LOCAL LOOP UNBUNDLING

In November 1999, an OFTEL policy statement mandated the unbundling of BT's local loop to rival providers, enabling them to offer a range of higher bandwidth services using Digital Subscriber Line (DSL) technology. On August 8, 2000 conditions in BT's license were brought into force setting out the requirements under which BT must provide services necessary for local loop unbundling. Further exchanges are likely to be made available to service providers for unbundling in 2001. OFTEL published the wholesale prices for BT's unbundled local loops on December 29, 2000 and prices for shared access will be published in 2001. From December 31, 2000, BT is required to publish a reference offer setting out the basis on which they will offer shared access to the local loop. In addition, BT is currently rolling out ADSL over its own network. ADSL will allow consumers access to high speed information services. The introduction of local loop unbundling will give rise to opportunities for us, but could also give rise to increased competition.

INTERCONNECTION

NTL Group Ltd. has Annex II status giving it rights of interconnection at wholesale rates to other operators with similar status.

OPEN ACCESS TO CABLE INFRASTRUCTURE

In April 2000, OFTEL issued a public consultation document on regulated access to cable infrastructure ("open access"). The preliminary conclusion reached by OFTEL was that no case existed for mandating open access to cable infrastructure at that time.

BSKYB CARRIAGE AGREEMENT

NTL's carriage agreement with BSkyB is subject to regulatory approval by both the ITC and the U.K. Office of Fair Trading, or OFT. The agreement was therefore notified to the OFT in Autumn 2000. In December 2000, the OFT separately announced that it was commencing a six-month investigation under the U.K. Competition Act into BSkyB's activities, in particular the wholesale prices offered to rival distributors of pay television services. The launch of this investigation in December 2000 has meant that the OFT's timetable for reviewing NTL's carriage agreement with BskyB has been extended.

COMPETITION ACT 1998

The Competition Act, which came into force in March 2000, introduced a prohibition on the abuse of a dominant position and on anti-competitive agreements and introduced third party rights, stronger investigative powers, interim measures and effective enforcement powers (including fines of up to 10% of U.K. turnover). The Competition Act enables third parties to bring enforcement actions directly against telecommunications operators who are in breach of the prohibitions and seek damages, rather than have to wait for the Director General of Telecommunications to make an enforcement order.

In February 2000, OFTEL issued specific guidance on the application of the Competition Act in the telecommunications sector. This guidance states that OFTEL would follow closely the general principles of competition law in its application of the new prohibitions. In addition, the regulators must not reach decisions which are inconsistent with EC law.

BROADCAST SERVICES

A portion of our total revenue is attributable to the provision of television and radio transmission and distribution services. In the United Kingdom, the provision of such services is governed by the Telecommunications Act 1984 and The Wireless Telegraphy Act 1949.

TELECOMMUNICATIONS ACT AND BROADCASTING ACT LICENSES

NTL's licenses contain conditions and provisions which, among other things:

         - require us to publish our charges and terms and conditions of business and not to show undue preference to or exercise undue discrimination against particular persons in the provision of certain telecommunications services;

         - impose on us an obligation to share our transmission sites with other transmission operators;

         - restrict the prices which we are allowed to charge for the provision of some services;

         - prohibit us from cross-subsidizing the unregulated side of our business; and

         - impose a requirement for separate accounts to be produced in relation to both the regulated and unregulated parts of our business. However, we are not obliged to do anything "not reasonably practicable."

PRICE CAP REVIEW

Our regulated business may be divided into two categories: Price Regulated Business and Applicable Rate Business. Price Regulated Business comprises those telecommunication services which we are obliged to provide pursuant to our Transmission License and in respect of which price controls are imposed. Our Applicable Rate Business comprises those telecommunications services which we are obliged to provide but which do not fall within the definition of Price Regulated Business. Charges for Applicable Rate Business are agreed between us and the relevant customer. If despite all reasonable efforts an agreement cannot be reached between us and a significant proportion of our customers in respect of any particular telecommunications service, the charge will be determined by the Director General.

In respect of any services provided by us which are not Price Regulated Business or Applicable Rate Business, our prices are wholly unregulated, except for the overriding duty not to engage in any pricing policy which constitutes undue preference or undue discrimination against any person or class of persons in respect of telecommunications services. Our unregulated income would include, for example, charges for site rentals to PCN operators.

Our Price Regulated Business consists of the television transmission service provided to the ITV (Channel 3) companies and Channel 4/S4C including the operation and maintenance of transmission equipment and the provision to third party transmission operators of the accommodation, masts and antennae necessary for the operation of broadcast transmission services.

On December 24, 1996, the Director General of Telecommunications issued the formal modification to our Telecommunications Act Licenses to effect the price controls which are to apply to us for the period from January 1, 1997 to December 31, 2002. The Price Cap Review had two purposes: (1) to establish a new "P0" (allowable revenues for the first year of the next control period, 1997, in respect of our Maximum Price Regulated Business) and (2) to establish a new "X" (the percentage by which such revenues must, after allowing for consumer price inflation, be reduced each year thereafter). The Director General's review concluded that, on assumptions at the time (1996), the new P0 was (U.K. Pound)
53.4 million and the new X was 4.0%.

EUROPEAN UNION LEGISLATION

Our business is further regulated by the EU under various European Commission Directives. In July 2000, the European Commission adopted a package of legislative proposals which sets out a new framework for electronic communication and ensures that the legislation is more technology neutral. The proposed new framework consists of five harmonization Directives, including a framework Directive and four specific Directives on authorization, access and interconnection, universal service and users' rights, and data protection in telecommunications services, a Regulation on unbundling the local loop, a draft liberalization Directive and a decision on Community radio spectrum policy.

COMMUNICATIONS BILL

A White Paper issued in December 2000 -- A New Future for Communications -- proposed the creation of a new body 'OFCOM' to regulate the communications industry. This will merge the functions of OFTEL, the Radiocommunications Agency and ITC and it is intended that it will provide a more flexible framework for regulating a converging industry.

                            RESEARCH AND DEVELOPMENT

Our research and development activities involve the analysis of technological developments affecting our cable television, telephone and telecommunications business, the evaluation of existing services and sales and marketing techniques and the development of new services and techniques.

                        PATENTS, COPYRIGHTS AND LICENSES

We do not have any material patents or copyrights nor do we believe that patents play a material role in our business. We are substantially dependent on the licenses and franchises granted by the legislative agencies which regulate our respective businesses. The loss of any one or more of our licenses or franchises could have a material adverse effect on our business and financial condition. There are no material intellectual property licenses used by us, the loss of which would have such an effect.

                                    CUSTOMERS

Except for our broadcast services business, no material part of our business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a materially adverse effect on us. The broadcast services business is, however, substantially dependent on the revenues it receives pursuant to its contracts with the ITV companies, Channel 4/S4C, Channel 5, ABC and SBS, the loss of one or more of which may have a material adverse effect on the broadcast services business.

                                    EMPLOYEES

At December 31, 2000, we had approximately 23,880 employees, with 21,200, including subcontractors, in the United Kingdom, 640 in Ireland, 1,660 in Switzerland, 100 in Australia and Asia, 250 in France and 30 in the United States. Approximately 3,340 employees are covered by union recognition agreements with the Broadcasting, Entertainment, Cinematographic and Theatre Union in the United Kingdom and Ireland. None of our employees is otherwise represented by any labor organization. We believe that our relationship with our employees is good.

ITEM 2.  PROPERTIES.

We own, lease or occupy under license 91 business unit and regional head-offices throughout the United Kingdom, Ireland, Switzerland, France and Australia, our corporate head-office in Hook, and 58 retail shops. In addition, we own or lease approximately 630 switching centers/head-ends and operational hub-sites together with warehouses and other non-operational properties, as well as various cable television, telephone and telecommunications equipment used in the United Kingdom, Ireland, Switzerland and France.

We own, lease or occupy under license approximately 3,436 properties in the United Kingdom and Australia, of which approximately 1,250 are used as transmitter sites. In addition, we also are the lessee or licensee of over 679 transmitter sites which are owned by Castle Transmission and shared between the two organizations pursuant to a site sharing agreement.

We maintain offices under lease for our corporate staff in New York City.

We believe that our facilities are presently adequate for their current use. We intend to continue to expand the systems in accordance with the requirements of the network build schedules and acquire new sites as part of the ongoing expansion of our transmission networks.

ITEM 3.  LEGAL PROCEEDINGS.

We are involved in, or have been involved in, certain disputes and litigation arising in the ordinary course of business, including claims involving contractual disputes and claims for damages to property and personal injury resulting from the construction of our networks and the maintenance and servicing of our transmission masts, none of which are expected to have a material adverse effect on our financial position or results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters that were submitted to a vote of NTL stockholders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

On October 27, 2000, the Company's Common Stock began trading on the New York Stock Exchange under the symbol "NLI". Concurrently with the New York Stock Exchange listing, the Company withdrew its listing on the Nasdaq Stock Market's National Market where its Common Stock had been trading under the symbol "NTLI". The Company's Common Stock continues to trade on EASDAQ under the symbol "NTLI.ED". The following table sets forth, for the periods indicated, the high and low last sale prices as reported on the Nasdaq Stock Market's National Market until October 26, 2000 and on the New York Stock Exchange thereafter. The information set forth below gives retroactive effect to the 5-for-4 stock split in February 2000 and the 5-for-4 stock split in October 1999.


                                               LAST SALE PRICE
                                               ---------------
                                               HIGH       LOW
                                               ----       ---

                      1999
                      First Quarter            $53.20     $34.41
                      Second Quarter            64.08      47.05
                      Third Quarter             67.31      52.56
                      Fourth Quarter           101.20      51.75

                      2000
                      First Quarter            109.69      78.88
                      Second Quarter            94.94      50.69
                      Third Quarter             61.38      37.31
                      Fourth Quarter            50.38      20.00

                      2001
                      First Quarter
                      (through
                      March 16, 2001)           40.13      22.25


On March 16, 2001, the closing sale price for the Company's Common Stock, as reported on the New York Stock Exchange was $29.02. As of March 16, 2001, there were 5,561 record holders of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee name.

The Company has never paid cash dividends on its Common Stock. Pursuant to the Certificates of Designation governing the Company's Preferred Stock, certain provisions currently materially limit the Company's ability to pay dividends on its equity securities. In addition, there are legal and contractual restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances, including those contained in the indentures governing NTL Communications Corp.'s Senior Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". The Company does not currently intend to pay cash dividends in the foreseeable future on shares of its capital stock. The Company anticipates that for the foreseeable future any cash flow generated from subsidiaries' operations will be used to develop and expand the Company's business and for debt service. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's operating results, financial condition and capital requirements, indenture and other contractual restrictions, general business conditions and such other factors as the Company's Board of Directors deems relevant. There can be no assurance that the Company will pay dividends at any time in the future.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth certain financial data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. This information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                     YEAR ENDED DECEMBER 31,
                                                   2000          1999          1998          1997         1996
                                                   ----          ----          ----          ----         ----
                                                   (1)           (2)           (3)                         (4)
     Income statement data:
     Operating revenues                          $2,840.8       $1,584.1      $747.0        $491.8        $228.3
     (Loss) before extraordinary item            (2,963.7)        (732.7)     (503.9)       (328.6)       (254.5)
     Net (loss)                                  (2,963.7)        (735.7)     (534.6)       (333.1)       (254.5)
     Basic and diluted net (loss) per
      common share:
     (Loss) per common share before
     extraordinary item (5)                       (14.54)        (6.75)        (8.12)        (6.79)       (5.25)
     Net (loss) per common share (5)              (14.54)        (6.78)        (8.60)        (6.88)       (5.25)
     Weighted average number of common
       shares used in the computation of
       basic and diluted net loss per common       217.1         119.4          64.4          50.2         48.5
     share (5)

                                                                       AS OF DECEMBER 31,
                                                   2000          1999          1998          1997         1996
                                                   ----          ----          ----          ----         ----
                                                   (1)           (2)           (3)                         (4)
     Working capital (deficiency)                 $(840.0)     $2,261.4       $600.5        $(52.3)       $242.1
     Fixed assets, net                           12,693.0       5,597.7      3,854.4       1,757.0       1,459.5
     Total assets                                28,383.7      12,211.6      6,194.1       2,421.6       2,454.6
     Long-term debt                              15,044.1       8,798.0      5,043.8       2,015.1       1,732.2
     Redeemable preferred stock                   2,083.2          141.8        124.1         108.5            --
     Shareholders' equity (deficiency)            8,367.4       2,136.9         355.2         (61.7)       328.1

(1) In March 2000, the Company purchased Cablecom for an aggregate purchase price of $3,528.7 million, including intangibles of $2,355.3 million. In May 2000, the Company purchased ConsumerCo for an aggregate purchase price of $13,111.0 million, including intangibles of $8,879.0 million. The net assets and results of operations of Cablecom and ConsumerCo are included in the consolidated financial statements from their respective dates of acquisition.

(2) In March 1999, the Company purchased Diamond for an aggregate purchase price of $984.6 million, including intangibles aggregating $1,323.0 million. In April 1999, the Company purchased the Australian National Transmission Network for an aggregate purchase price of $425.8 million, including intangibles of $220.6 million. In July 1999, the Company acquired Cablelink for an aggregate purchase price of $700.5 million, including intangibles of $669.6 million. In August and December 1999, the Company acquired the 1G Networks of France Telecom for an aggregate purchase price of $61.9 million, including intangibles of $64.7 million. In September 1999, the Company acquired the shares of Workplace Technologies plc, for an aggregate purchase price of $175.0 million, including intangibles of $176.9 million. The net assets and results of operations of Diamond, the Australia National Transmission Network, Cablelink, the 1G Networks and Workplace Technologies are included in the consolidated financial statements from their respective dates of acquisition.

(3) In June and September 1998, the Company purchased ComTel for an aggregate purchase price of $969 million, including intangibles aggregating $224 million. In October 1998, the Company purchased Comcast U.K. for an aggregate purchase price of $600 million, including intangibles of $130 million. In December 1998, the Company purchased EGT for an aggregate purchase price of $151 million, including intangibles of $45 million. The net assets and results of operations of ComTel, Comcast U.K. and EGT are included in the consolidated financial statements from their respective dates of acquisition.

(4) In May 1996, the Company purchased NTL Group Limited for an aggregate purchase price of $439 million, including goodwill of approximately $263 million. The net assets and results of operations of NTL Group Limited are included in the consolidated financial statements from the date of the acquisition.

(5) After giving retroactive effect to the five-for-four stock split by way of stock dividend paid in October 1999 and the five-for-four stock split by way of stock dividend paid in February 2000.

The Company did not declare or pay any cash dividends during the years indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

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

A significant component of the results since May 2000 is associated with the acquisition of ConsumerCo. Prior to the acquisition, the ConsumerCo business had been losing customers on a quarterly basis. Since the acquisition, ConsumerCo has experienced a dramatic turnaround in customer additions, as well as materially reduced monthly churn. As the quality of the ConsumerCo customers' experience continues to improve, the Company expects to continue to reduce churn and increase penetration. However, this will cause certain costs to increase through the second quarter of 2001.

For the year ended December 31, 1999, certain revenues have been reclassified from business telecommunications to broadcast transmission and other and certain costs have been reclassified from operating expenses to selling, general and administrative expenses to conform to the 2000 classifications.

Consumer telecommunications and television revenues increased to $1,819.8 million from $834.3 million as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 2000 and 1999 revenue includes $1,063.4 million and $167.1 million, respectively, from acquired companies. The Company's immediate goal is to drive the majority of revenue growth from ARPU increases rather than adding new customers; this allows the Company to maintain revenue targets, has a lower capital requirement due to fewer installations, and drives higher EBITDA as the Company reduces front-loaded costs such as customer acquisition costs and higher initial maintenance costs.

Business telecommunications revenues increased to $702.2 million from $452.5 million as a result of acquisitions, customer growth and increases in carrier services revenues. The 2000 and 1999 revenue includes $234.3 million and $92.8 million, respectively, from acquired companies. The Company continues to focus specific sales and marketing effort on winning business customers in its franchise areas and promoting broadband for small businesses. Carrier services revenues increased due to growth in services provided by the Company's wholesale operation to other telephone companies. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues increased to $318.8 million from $297.3 million. Included in these amounts are revenues of $55.0 million and $40.0 million from NTL Australia in 2000 and 1999, respectively. The U.K. increase reflects increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services, and increases in satellite and media services used by broadcast and media customers. The Company expects growth in broadcast services to be driven primarily by contracts related to the increased demand for tower infrastructure by wireless services operators expanding and upgrading their networks for wireless broadband, the privatization of national broadcast networks, the digitalization of analog television and radio signals and the further development of programming for the European markets requiring satellite and terrestrial distribution services.

Operating expenses (including network expenses) increased to $1,387.6 million from $798.6 million as a result of increases in interconnection and programming costs due to customer growth. Operating expenses as a percentage of revenues declined to 48.8% from 50.4%. The 2000 and 1999 expense includes $649.6 million and $171.9 million, respectively, from acquired companies.

Selling, general and administrative expenses increased to $1,109.1 million from $574.6 million as a result of increases in telecommunications and cable television sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. The 2000 and 1999 expense includes $483.4 million and $58.7 million, respectively, from acquired companies.

Pursuant to the terms of various U.K. licenses, the Company incurred license fees paid to the Independent Television Commission ("ITC") to operate as the exclusive service provider in certain of its franchise areas. Upon a request by the Company in 1999, the ITC converted all of the Company's fee bearing exclusive licenses to non-exclusive licenses at the end of 1999, and the Company's liability for license payments ceased upon the conversion. Franchise fees were $16.5 million in 1999.

In September 2000, the Board of Directors approved modifications to certain stock options granted to employees in November 1999 through May 2000. Options to purchase an aggregate of approximately 16.5 million shares of the Company's common stock with a weighted average exercise price of $64.39 per share were modified such that the exercise price was reduced to $44.50 per share and the vesting schedule was delayed and/or lengthened. This change did not affect the exercise price of options granted to the Chairman of the Board, the President and Chief Executive Officer and the Company's Directors. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, the Company is accounting for these options as a variable plan beginning in September 2000. The Company will recognize non-cash compensation expense for the difference between the quoted market price of the Company's common stock and the exercise price of the vested options while the options remain outstanding.

Other charges of $92.7 million in 2000 include restructuring costs of $65.9 million and information technology integration costs of $26.8 million. Restructuring costs relate to the Company's announcement in November 2000 of its completion of a consolidation review. Based on a comprehensive review of the combined company following the acquisition of ConsumerCo and the integration of several other acquired businesses, the Company identified significant efficiency improvements and cost savings. The restructuring provision includes employee severance and related costs of $47.9 million for approximately 2,300 employees to be terminated and lease exit costs of $18.0 million. As of December 31, 2000, approximately 360 of the employees had been terminated. None of the provision had been utilized through December 31, 2000. The information technology integration costs of $26.8 million were incurred for the integration of acquired companies' information technology. Other charges of $16.2 million in 1999 were incurred for the cancellation of certain contracts.

Corporate expenses increased to $47.5 million from $29.4 million due to an increase in various overhead costs.

Depreciation and amortization expense increased to $2,122.8 million from $791.3 million due to an increase in depreciation of telecommunications and cable television equipment. The 2000 and 1999 expense includes $1,481.1 million and $215.9 million, respectively, from acquired companies, including amortization of acquisition related intangibles.

Interest income and other, net decreased to $1.6 million from $49.4 million as a result of increases in the net losses of affiliates accounted for by the equity method and decreases in interest income.

Interest expense increased to $1,036.8 million from $680.7 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2000 and 1999 expense includes $380.4 million and $134.5 million, respectively, related to acquisitions. Interest of $590.1 million and $222.1 million was paid in the years ended December 31, 2000 and 1999, respectively.

Foreign currency transaction (losses) gains decreased to losses of $120.6 million from gains of $12.7 million primarily due to the effect of unfavorable changes in exchange rates. The Company's results of operations are impacted by changes in foreign currency exchange rates as follows. NTL Incorporated and certain of its subsidiaries have cash, cash equivalents and debt denominated in foreign currencies that are affected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

The Company recorded an extraordinary loss from the early extinguishment of debt of $3.0 million in 1999 as a result of the repayment of the bridge loan incurred in connection with the Cablelink acquisition.

YEARS ENDED DECEMBER 31, 1999 AND 1998

As a result of the completion of the acquisitions of ComTel in June and September 1998, NTL (Triangle) LLC (formerly Comcast U.K. Cable Partners Limited) ("NTL Triangle") in October 1998, EGT in December 1998, Diamond in March 1999, NTL Australia in April 1999, Cablelink in July 1999, the "1G Networks" of France Telecom in August and December 1999 and NTL Business in September 1999, the Company consolidated the results of operations of these businesses from the dates of acquisition. The results of these businesses are not included in the 1998 results except for the results of operations of ComTel, NTL Triangle and EGT from the dates of acquisition.

For the years ended December 31, 1999 and 1998, certain revenues have been reclassified from business telecommunications to broadcast transmission and other and certain costs have been reclassified between selling, general and administrative expenses and operating expenses to conform to 2000 classifications.

Consumer telecommunications and television revenues increased to $834.3 million from $355.6 million as a result of acquisitions and from customer growth that increased the Company's current revenue stream. The 1999 and 1998 revenue includes $471.9 million and $74.2 million, respectively, from acquired companies.

Business telecommunications revenues increased to $452.5 million from $157.7 million as a result of acquisitions, customer growth and increases in carrier service revenues. The 1999 and 1998 revenue includes $200.8 million and $8.5 million, respectively from acquired companies. Carrier services revenues increased due to growth in telephone services provided by the Company's wholesale operation to other telephone companies. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues increased to $297.3 million from $231.3 million due to revenues of $40.0 million from NTL Australia in 1999, from increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services and from increases in satellite and media services used by broadcast and media customers.

Other telecommunications revenues decreased to zero from $2.4 million due to the sales of the assets of the Company's wholly-owned subsidiary, OCOM Corporation, to AirTouch Communications, Inc. and to Cellular Communications of Puerto Rico, Inc. during 1998.

Operating expenses increased to $798.6 million from $400.9 million as a result of increases in interconnection costs and programming costs due to customer growth. The 1999 and 1998 expense includes $360.0 million and $51.1 million, respectively, from acquired companies.

Selling, general and administrative expenses increased to $574.6 million from $270.7 million as a result of increases in telecommunications and cable television sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. In addition, $47.4 million of the increase was due to the new national brand and advertising campaign, which began in the second quarter of 1999 and continued into 2000. The 1999 and 1998 expense includes $222.1 million and $25.1 million, respectively, from acquired companies.

Pursuant to the terms of various U.K. licenses, the Company incurred license fees paid to the ITC to operate as the exclusive service provider in certain of its franchise areas. Upon a request by the Company in 1999, the ITC converted all of the Company's fee bearing exclusive licenses to non-exclusive licenses by the end of 1999, and the Company's liability for license payments ceased upon the conversion. Franchise fees decreased to $16.5 million from $25.0 million due to the reversal of the accrued liability for franchise fees of $13.6 million. The 1999 amount includes Diamond franchise fees of $5.0 million.

Other charges of $16.2 million in 1999 were incurred for the cancellation of certain contracts. Other charges of $4.2 reversed in 1998 were the result of changes to a restructuring reserve that was recorded in 1997.

Corporate expenses increased to $29.4 million from $17.1 million due to an increase in various overhead costs.

Depreciation and amortization expense increased to $791.3 million from $266.1 million due to an increase in depreciation of telecommunications and cable television equipment. The 1999 and 1998 expense includes $430.1 million and $45.9 million, respectively, from acquired companies, including amortization of acquisition related intangibles.

Interest expense increased to $680.7 million from $328.8 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 1999 expense includes $184.8 million from acquired companies. Interest of $222.1 million and $118.3 million was paid in the years ended December 31, 1999 and 1998, respectively.

Other gains of $493.1 million in 1999 are from the sale of the Company's investment in Cable London.

Foreign currency transaction gains increased to $12.7 million from $4.2 million primarily due to the effect of favorable changes in the exchange rates on the Company's pound sterling and Euro denominated notes in 1999.

The Company recorded an extraordinary loss from the early extinguishment of debt of $3.0 million in 1999 as a result of the repayment of the bridge loan incurred in connection with the Cablelink acquisition. The Company recorded an extraordinary loss from the early extinguishment of debt of $30.7 million in 1998 as a result of the redemption of the 10-7/8% Notes and the repayment of a bank loan.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 was required to be adopted retroactive to January 1, 2000. The adoption of SAB 101 had no significant effect on revenues or results of operations.

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and
138. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in the results of operations or in other comprehensive income (loss), depending on whether a derivative is designated as a fair value or cash flow hedge. The ineffective portion of all hedges will be recognized in the results of operations.

On January 1, 2001, the Company recorded all of its outstanding derivative instruments at their fair value. The outstanding derivative instruments were comprised of cross currency swaps to hedge exposure to movements in the British pound/U.S. dollar exchange rate, and a number of zero cost collars to hedge exposure to floating interest rates on certain of its debt. The aggregate fair value on January 1, 2001 was a liability of $9.0 million, of which $6.8 million was recorded as an expense and $2.2 million was recorded as other comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications, Internet and cable television customers to the networks, for other capital expenditures and for debt service. The Company estimates that these requirements, net of cash from operations, will aggregate up to approximately $2,400.0 million in 2001. The Company's commitments at December 31, 2000 for equipment and services through 2001 of approximately $390.0 million are included in the anticipated requirements. The Company had approximately $639.4 million in cash and securities on hand at December 31, 2000. The Company expects to utilize the proceeds from the issuance of notes in January and February 2001 and a portion of its bank facilities to fund the balance of these requirements.

In January 2001, NTL Communications Corp. ("NTL Communications") issued euro 200.0 million ($187.8 million) principal amount of 12-3/8% Senior Notes due 2008. In February 2001, NTL Communications issued an additional euro 100.0 million principal amount of 12-3/8% Senior Notes due 2008 at a price of 101.0% of the aggregate principal amount at maturity, plus accrued interest, or euro 101.5 million ($95.3 million) (together, the "2001 Euro Notes"). The underwriter's discount and commissions were euro 6.8 million ($6.4 million). Interest is payable semiannually in cash at the rate of 12-3/8% per annum beginning on August 1, 2001. The 2001 Euro Notes may not be redeemed by the Company except in limited circumstances.

NTL Business and NTL Communications Limited ("NTLCL"), wholly-owned indirect subsidiaries of the Company, have the option to draw on the unused portion of the (pound sterling) 2,500.0 million ($3,738.8 million) commitment amounting to (pound sterling) 222.8 million ($333.2 million) at December 31, 2000. The unused portion of the commitment is available for refinancing ConsumerCo indebtedness and for working capital requirements of the U.K. Group, as defined. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL Triangle and subsidiaries and certain other entities are excluded from the U.K. Group.

NTLCL entered into a (pound sterling) 1,300.0 million ($1,944.2 million) credit agreement with a group of banks dated May 30, 2000. Pursuant to the credit agreement, in connection with the issuance in October 2000 of $500.0 million aggregate principal amount of NTL Communications 11-7/8% notes, and the issuance in January and February 2001 of euro 300.0 million aggregate principal amount of NTL Communications 2001 Euro Notes, the commitment was reduced by (pound sterling) 255.1 million ($381.4 million). As of December 31, 2000, there were no amounts borrowed under this agreement. NTLCL and other members of the U.K. Group (as defined above) may utilize the proceeds under this credit agreement to finance the working capital requirements of the U.K. Group, provided that in no event shall the proceeds be used for a purpose other than to finance the construction, capital expenditure and working capital needs of a cable television or telephone or telecommunications business, or a related business, in the United Kingdom or Ireland. Interest is payable at least every six months at LIBOR plus a margin rate of 4.5% per annum. The margin rate shall increase by 0.5% on the three month anniversary of the initial advance and by an additional 0.5% on each subsequent three month anniversary, up to a maximum total interest rate of 16% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006.

Cablecom has the option to draw on a revolving loan facility of up to CHF 1,400.0 million ($864.1 million). The revolving facility is intended to finance operating expenses, working capital and other capital expenditures of Cablecom and subsidiaries and for their general corporate financing requirements. As of December 31, 2000, Cablecom had borrowed CHF 520.0 million ($320.9 million) under the revolving loan facility with an effective interest rate of 6.02%. The revolving facility is available until May 2003. The interest rate, interest payment requirements and principal payments for the revolving facility are the same as for the term loan facility (see below). The revolving facility includes a commitment fee of 0.75% payable quarterly on the unused portion of the revolving facility commitment, which is reduced to 0.50% when over 50% of the commitment is utilized.

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

A wholly-owned indirect subsidiary of the Company, Premium TV Limited, has entered into media partnerships with U.K. football clubs whereby Premium TV Limited will receive certain marketing and sponsorship rights. Premium TV Limited will provide loan facilities to the clubs, repayable through the issue of shares in the football clubs, as well as provide funding to joint ventures with the clubs. At December 31, 2000, the aggregate commitment was (pound sterling) 56.8 million ($84.9 million). In addition, Premium TV Limited expects to pay fees of up to (pound sterling) 59.0 million ($88.2 million) over five years for the right to enter into a joint venture with the Football League to set-up an Internet portal for all 72 Football League clubs who wish to participate.

In August 2000, the Company announced that it had signed an agreement in partnership with Morgan Stanley Dean Witter Private Equity to buy France Telecom's 49.9% stake in Noos, the leading broadband company in France offering cable television, telephony and Internet services. Pursuant to the agreement, the Company will acquire 27% of Noos for approximately $627.0 million. However, definitive documentation has not yet been executed regarding the transaction and there can be no assurance that agreement will be reached on such documentation.

The accreted value at December 31, 2000 of the Company's consolidated long-term indebtedness, including the redeemable preferred stock, is $17,127.3 million, representing approximately 67.2% of total capitalization. The following summarizes the terms of the significant notes, credit facilities and redeemable preferred stock issued by the Company and its subsidiaries (including the 2001 Euro Notes issued by NTL Communications in January and February 2001).

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

(2) Cumulative Preferred Stock, stated value $1,850.0 million, dividends accrue at 5% per annum and are cumulative on a quarterly basis and are payable in additional shares of Cumulative Preferred Stock in March 2002, holders other than any commercial banks or their affiliates (a "Qualified Holder") may at any time after September 2000 elect, subject to certain conditions, for the Cumulative Preferred Stock to be exchanged for up to a 50% interest in a new company which will own certain or all of the Company's broadband communications, broadcast and cable television interests in Continental Europe outside of France, redeemable for cash in March 2002 at the option of a Qualified Holder;

NTL Delaware:

(3) 5-3/4% Convertible Subordinated Notes due December 15, 2009, principal amount at maturity of $1,200.0 million, interest payable semiannually from June 15, 2000, redeemable at the Company's option on or after December 18, 2002, convertible into shares of the Company's common stock at a conversion price of $108.18 per share;

NTL Business and NTLCL:

(4) Credit Agreement of (pound sterling) 1,300.0 million ($1,944.2 million) of NTLCL, no amounts were outstanding as of December 31, 2000, interest payable at least every six months at LIBOR plus a margin rate of 4.5% per annum, which is subject to adjustment, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, principal is due in full on March 31, 2006, pursuant to the credit agreement, following the issuance in October 2000 of $500.0 million aggregate principal amount of NTL Communication's 11-7/8% senior notes and the issuance in January and February 2001 of euro 300.0 million aggregate principal amount of NTL Communications 12-3/8% senior notes, the commitment was reduced by (pound sterling) 255.1 million ($381.4 million);

(5) Credit Agreement of (pound sterling) 2,500.0 million ($3,738.3 million), of which (pound sterling) 2,277.2 million ($3,405.6 million) was outstanding at December 31, 2000, interest payable at least every six months at LIBOR plus a margin rate of 2.25% per annum, which is subject to adjustment, effective interest rate of 8.283% at December 31, 2000, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized, principal is due in six quarterly installments beginning on June 30, 2004;

Cablecom:

(6) Term Loan Facility of CHF 2,700.0 million ($1,666.4 million), interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment after March 2001, effective interest rate of 6.03% at December 31, 2000, principal is due over six years in quarterly installments beginning on March 31, 2004;

(7)  Revolving Facility of CHF 1,400.00 million ($864.1 million), of which CHF
     520.0 million ($320.9 million) was outstanding at December 31, 2000, interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment after March 2001, effective interest rate of 6.02% at December 31, 2000, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized, principal is due over six years in quarterly installments beginning on March 31, 2004;

NTL Communications:

(8) 12-3/4% Senior Deferred Coupon Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from October 15, 2000, redeemable at the Company's option on or after April 15, 2000;

(9) 11-1/2% Senior Deferred Coupon Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually beginning on August 1, 2001, redeemable at the Company's option on or after February 1, 2001;

(10) 10% Senior Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company's option on or after February 15, 2002;

(11) 9-1/2% Senior Sterling Notes due April 1, 2008, principal amount at maturity of (pound sterling) 125.0 million ($186.9 million), interest payable semiannually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

(12) 10-3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of (pound sterling) 300.0 million ($448.7 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(13) 9-3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the

     Company's option on or after April 1, 2003;

(14) 9-3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of (pound Sterling) 330.0 million ($493.5 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

(15) 11-1/2% Senior Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company's option on or after October 1, 2003;

(16) 12-3/8% Senior Deferred Coupon Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company's option on or after October 1, 2003;

(17) 7% Convertible Subordinated Notes due December 15, 2008, principal amount at maturity of $599.3 million, interest payable semiannually from June 15, 1999, convertible into shares of the Company's common stock at a conversion price of $39.20 per share, redeemable at the Company's option on or after December 15, 2001;

(18) 9-1/4% Senior Euro Notes due November 15, 2006, principal amount at maturity of euro 250.0 million ($234.7 million), interest payable semiannually from May 15, 2000;

(19) 9-7/8% Senior Euro Notes due November 15, 2009, principal amount at maturity of euro 350.0 million ($328.6 million), interest payable semiannually from May 15, 2000, redeemable at the Company's option on or after November 15, 2004;

(20) 11-1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of euro 210.0 million ($197.1 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;

(21) 11-7/8% Senior Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually beginning on April 1, 2001, redeemable at the Company's option on or after October 1, 2005;

(22) 12-3/8% Senior Euro Notes due February 1, 2008, principal amount at maturity euro 300.0 million, interest payable semiannually beginning on August 1, 2001;

NTL Triangle:

(23) 11.2% Senior Euro Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually beginning on May 15, 2001, redeemable at NTL Triangle's option after November 15, 2000;

Diamond:

(24) 13-1/4% Senior Discount Notes due September 30, 2004, principal amount at maturity of $285.1 million, interest payable semiannually from March 31, 2000, redeemable at Diamond's option after September 30, 1999;

(25) 11-3/4% Senior Discount Notes due December 15, 2005, principal amount at maturity of $531.0 million, interest payable semiannually beginning on June 15, 2001, redeemable at Diamond's option on or after December 15, 2000;

(26) 10-3/4% Senior Discount Notes due February 15, 2007, principal amount at maturity of $420.5 million, interest payable semiannually beginning on August 15, 2002, redeemable at Diamond's option on or after December 15, 2002;

(27) 10% Senior Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount at maturity of (pound sterling) 135.0 million ($201.9 million), interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003; and

(28) 9-1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003.

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash (used in) provided by operating activities was $(301.9) million and $53.6 million in the years ended December 31, 2000 and 1999, respectively. Cash paid during the year for interest exclusive of amounts capitalized was $495.0 million and $180.3 million in 2000 and 1999, respectively. The remainder of this change is primarily due to the increase in the net loss and changes in working capital as a result of the timing of receipts and disbursements.

Purchases of fixed assets were $2,257.0 million in 2000 and $1,211.3 million in 1999 as a result of the continuing fixed asset purchases and construction, including purchases and construction by acquired companies.

Acquisitions, net of cash acquired of $10,940.0 million, proceeds from borrowings, net of financing costs of $6,870.1 million, proceeds from issuance of preferred stock of $1,862.0 million, proceeds from issuance of redeemable preferred stock of $1,850.0 million and proceeds from issuance of common stock of $2,327.6 million in 2000 were primarily for the acquisitions of Cablecom and ConsumerCo including the term loan facility and the credit agreement entered into with groups of banks, the common and preferred shares issued to France Telecom and the preferred stock issued to France Telecom and certain commercial banks. Included in proceeds from borrowings, net of financing costs, is $1,353.0 million of borrowings under credit facilities that was not related to acquisitions. Included in principal payments are $1,197.5 million of repayments of amounts borrowed under credit agreements.

The cash used for other assets of $510.8 million in 2000 was primarily for investments in and loans to unconsolidated entities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company has entered into derivative financial instruments to hedge exposure to movements in the British pound/U.S. dollar exchange rate, and interest rates related to certain of its floating interest rate debt. The counterparties are major financial institutions.

FOREIGN EXCHANGE CONTRACTS

To the extent that the Company obtains financing in U.S. dollars and incurs construction and operating costs in various other currencies, it will encounter currency exchange rate risks. At December 31, 2000, the Company had approximately $341.2 million in cash and cash equivalents denominated in foreign currencies to reduce this risk. In addition, the Company's pound sterling and Euro denominated Notes also reduce this risk. Furthermore, the Company's revenues are generated in foreign currencies while its interest and principal obligations with respect to most of the Company's existing indebtedness are payable in U.S. dollars.

 In October 2000, the Company entered into cross currency swaps to hedge exposure to movements in the British pound to U.S. dollar exchange rate. The notional amount of the cross currency swaps was (pound sterling) 135.0 million at December 31, 2000.

INTEREST RATES

The fair market value of long-term fixed interest rate debt and the amount of future interest payments on floating interest rate debt are subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.

In September 2000, the Company entered into zero cost collars to hedge exposure to the floating interest rate indebtedness incurred under the Cablecom term loan facility and revolving loan facility. The notional amount of the zero cost collars was CHF 1,200.0 million at December 31, 2000.

The following table provides information about the Company's long-term fixed and floating interest rate debt and derivative financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates.

                                    Year Ending    Year Ending   Year Ending   Year Ending    Year Ending
                                     12/31/01       12/31/02      12/31/03      12/31/04       12/31/05      Thereafter
                                     --------       --------      --------      --------       --------      ----------
                                                                    (in millions)
Long-term Debt Including Current
  Portion:

U.S. dollars
  Fixed Rate                                -              -              -         $285.1         $808.8        $7,172.1
  Average Interest Rate                                                              13.25%         12.09%           9.74%

U.K. pound
  Fixed Rate                                -              -              -              -              -         pound
                                                                                                                 sterling
                                                                                                                     890.0
  Average Interest Rate                                                                                               10.09%
  Average Forward Exchange Rate                                                                                      1.5097

Euro
  Fixed Rate                                -              -              -                -              -          euro
                                                                                                                     810.0
  Average Interest Rate                                                                                               10.10%
  Average Forward Exchange Rate                                                                                       .9717

U.K. pound
  Floating Rate                        pound         pound          pound           pound          pound
                                   sterling 4.8  sterling L4.8  sterling 4.8  sterling 90.0  sterling 2,187.2          -
  Average Interest Rate               LIBOR          LIBOR          LIBOR         LIBOR          LIBOR
                                    plus 2.04%     plus 2.04%     plus 2.04%    plus 2.25%     plus 2.25%

  Average Forward Exchange Rate        1.4988         1.4995         1.5001           1.5009       1.5014

CHF
  Floating Rate                             -              -              -         CHF128.8     CHF225.4      CHF2,865.8

  Average Interest Rate                                                          Swiss LIBOR    Swiss LIBOR     Swiss LIBOR
                                                                                    plus 2.5%      plus 2.5%       plus 2.5%
  Average Forward Exchange Rate                                                        .6509          .6588           .6961

Interest Rate Derivative Financial
  Instruments Related to Long-term
  Debt:

Interest Rate Swaps
  Notional CHF Amount                      CHF1,200.0     CHF1,200.0     CHF1,200.0       CHF1,200.0             -                -
  Average Floor Strike Rate                      3.27%          3.27%          3.27%            3.27%
  Average Cap Strike Rate                        5.15%          5.15%          5.15%            5.15%

Currency Swap Agreements Related
  to Long-term Debt:

Receipt of U.S. Dollars
  Notional U.K. Pound Amount       pound sterling 135.0              -              -                -             -              -
  Average Contract Rate                          1.4765

                                                                                 Fair Value
                                                     Total                        12/31/00
                                                     -----                       --------
Long-term Debt Including Current Portion:

U.S. dollars
  Fixed Rate                                                     $8,266.0                     $6,087.1
  Average Interest Rate

U.K. pound
  Fixed Rate                                       pound sterling   890.0        pound sterling  516.7
  Average Interest Rate
  Average Forward Exchange Rate

Euro
  Fixed Rate                                                 euro   810.0                  euro  614.4
  Average Interest Rate
  Average Forward Exchange Rate

U.K. pound
  Floating Rate                                    pound sterling 2,291.6        pound sterling 2,291.6
  Average Interest Rate

  Average Forward Exchange Rate

CHF
  Floating Rate                                                CHF3,220.0                    CHF3,220.0

  Average Interest Rate

  Average Forward Exchange Rate

Interest Rate Derivative Financial  Instruments Related to Long-term Debt:

Interest Rate Swaps
  Notional CHF Amount                                          CHF1,200.0                      CHF(11.0)
  Average Floor Strike Rate
  Average Cap Strike Rate

Currency Swap Agreements Related to Long-term Debt:

Receipt of U.S. Dollars
  Notional U.K. Pound Amount                       pound sterling   135.0         pound sterling   (1.5)
  Average Contract Rate

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company are filed under this Item commencing on page F-1 of this Report.

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999.

                                                                 (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                                                   2000
                                             ---------------------------------------------------------------------
                                                                            THREE MONTHS ENDED
                                              MARCH 31         JUNE 30           SEPTEMBER 30          DECEMBER 31
                                              --------         -------           ------------          -----------
              Revenues                        $490.9           $666.3               $830.7                $852.9
              Operating (loss)                (191.1)          (330.4)              (525.8)               (871.6)
              Net (loss)                      (397.7)          (616.5)              (770.3)             (1,179.2)
              Basic and diluted net
              (loss) per common share          (3.02)           (3.57)               (3.08)                (4.57)

                                                                         1999
                                             --------------------------------------------------------------------
                                                                    THREE MONTHS ENDED
                                             --------------------------------------------------------------------
                                             MARCH 31          JUNE 30          SEPTEMBER 30          DECEMBER 31
                                             --------          -------          ------------          -----------
                                                                                                          (1)
              Revenues                        $313.4           $360.2              $417.1               $493.4
              Operating (loss)                (121.2)          (168.9)             (151.6)              (200.8)
              (Loss) income before
                 extraordinary item           (230.4)          (348.5)             (278.1)               124.3
              Net (loss) income               (230.4)          (348.5)             (278.1)               121.3
              Basic net (loss) income per
                 common share before
                 extraordinary item            (2.44)           (3.13)              (2.31)                 .75
              Basic net (loss) income per
                 common share                  (2.44)           (3.13)              (2.31)                 .73
              Diluted net (loss) income
              per common share before          (2.44)           (3.13)              (2.31)                 .62
                 extraordinary item
              Diluted net (loss) income
              per common share                 (2.44)           (3.13)              (2.31)                 .60

(1) In November 1999, the Company sold its investment in Cable London for cash of approximately $692.5 million and recognized a gain of $493.1 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEMS 10, 11, 12, AND 13.

         The information required by PART III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive proxy statement involving the election of directors which the Company expects to file, pursuant to Regulation 14A, within 120 days following the end of its fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      (1)      Financial Statements - See list of Financial
                           Statements on page F-1.

                  (2) Financial Statement Schedules - see list of Financial Statement Schedules on page F-1.

                  (3)      Exhibits - See Exhibit Index on page 46.

         (b) During the fourth quarter of 2000, the Company filed the following Current Reports on Form 8-K: Form 8-K/A-4 dated May 17, 2000 (filed October 10,
2000) under item 2. reporting the amendment to NTL Incorporated's Current Report on Form 8-K, dated May 30, 2000 by filing financial statements of CWC ConsumerCo as of March 31, 1999 and 2000 and for the three years ended March 31, 2000; Form 8-K dated October 18, 2000 (filed October 20, 2000) under item 5. reporting the cessation of negotiations with the Football Association Premier League and the intention to list NTL Incorporated's shares on the New York Stock Exchange and concurrently withdraw NTL Incorporated's listing on the Nasdaq Stock Market; Form 8-K dated October 24, 2000 (filed October 24, 2000) under item 9. reporting the operating statistics for NTL Incorporated's residential services for the quarter ended September 30, 2000; Form 8-K dated October 27, 2000 (filed October 27, 2000) under item 5. reporting the trading of NTL Incorporated's shares on the New York Stock Exchange and the withdrawal of NTL Incorporated's listing on the Nasdaq Stock Market; Form 8-K dated November 1, 2000 (filed November 1,
2000) under item 9. reporting the planned disclosure of information at a conference on November 1, 2000; Form 8-K dated November 2, 2000 (filed November 3, 2000) under item 5. reporting the completion of a comprehensive business review; Form 8-K dated November 9, 2000 (filed November 9, 2000) under item 9. reporting NTL Incorporated's financial results for the quarter ended September 30, 2000.


         (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

         (d) Financial Statement Schedules - See list of Financial Statement Schedules on page F-1.

                                  EXHIBIT INDEX

Exhibit No.


2.1 Agreement and Plan of Merger, dated as of February 9, 2000, among NTL Incorporated, NTL (Delaware), Inc. and Holdings Merger Sub Inc. (Incorporated by reference to the Registration Statement on Form S-3/A
         Exhibit 2.1, File No. 333-36434)

2.2 Agreement and Plan of Merger, dated as of March 26, 1999, among NTL Incorporated, NTL Communications and NTL Merger Inc. (Incorporated by reference to the Registration Statement on Form S-3, File No. 333-72335)

2.3 Agreement and Plan of Amalgamation, dated as of February 4, 1998, as amended, among NTL Incorporated, NTL (Bermuda) Limited, and Comcast U.K. Cable Partners Limited (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-64727)

2.4 Amendment No. 1 to Agreement and Plan of Amalgamation, dated as of May 28, 1998, among NTL Incorporated, NTL (Bermuda) Limited and Comcast U.K. Cable Partners Limited (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-64727)

2.5 Share Exchange Agreement, dated as of June 16, 1998, as amended, among NTL Incorporated and the shareholders of Diamond Cable Communications plc (Incorporated by reference to the Proxy Statement, filed by NTL Communications (File No. 0-22616) on January 29, 1999)

2.6 Amendment No. 1 to Share Exchange Agreement, dated as of December 21, 1998, among NTL Incorporated and the shareholders of Diamond Cable, Communications plc (Incorporated by reference to the Form 8-K filed by NTL Communications (File No. 0-22616) on December 23, 1998)

2.7 Transaction Agreement, dated as of July 26, 1999, by and between, Bell Atlantic Corporation, Cable & Wireless plc, Cable & Wireless Communications plc and NTL Incorporated (Incorporated by reference to the Proxy Statement (File No. 000-25691), filed on February 11, 2000)

2.8 Investment Agreement, dated as of July 26, 1999, by and between, NTL Incorporated and France Telecom S.A. (Incorporated by reference to the Proxy Statement (File No. 000-25691), filed on February 11, 2000)

2.9(a) Amendment No. 1 to the Investment Agreement, dated as of August 6, 1999 (Incorporated by reference to the Proxy Statement, filed on February 11, 2000)

2.9(b) Amendment No. 2 to the Investment Agreement, dated as of October 8, 1999 (Incorporated by reference to the Proxy Statement filed on February 11, 2000)

2.10 Purchase Agreement, dated as of February 17, 2000, by and between France Telecom, S.A. and NTL Incorporated (Incorporated by reference to the Form 8-K, filed on February 22, 2000)

2.11 Transaction Agreement dated as of December 12, 1999 among Cablecom Holding AG and NTL Incorporated and certain other parties thereto (Incorporated by reference to the 1999 Form 10-K (File No. 000-25691), filed on March 17, 2000)

3.1      Restated Certificate of Incorporation of NTL Incorporated*

3.2      By-Laws of NTL Incorporated (Incorporated by reference to
         Exhibit 3.2 to the Registration Statement on Form S-3, File No. 333-72335)

4.1      Specimen of Common Stock Certificate (Incorporated by reference to
         Exhibit 4.1 to the Registration Statement on Form S-1, File No.
         33-63570)

4.2 Indenture, dated as of April 20, 1995, by and between NTL Communications Corp. and Chemical Bank as Trustee, with respect to the 12-3/4% Senior Notes (Incorporated by reference to the Registration Statement on Form S-4, File No. 33-92794)

4.3 Indenture, dated as of January 30, 1996, by and between NTL Communications Corp. and Chemical Bank as Trustee, with respect to the 11-1/2% Senior Notes (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-00118)

4.4 First Supplemental Indenture, dated as of January 22, 1996, by and among NTL Communications Corp. and Chemical Bank, as Trustee, with respect to the 12-3/4% Senior Notes (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-00118)

4.5 Indenture, dated as of February 12, 1997, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 10% Senior Notes (Incorporated by reference to the 1996 Form 10-K, filed by NTL Communications (File No. 0-22616) on March 28,
         1997)

4.6 Indenture, dated as of March 13, 1998, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 9-1/2% Senior Notes (Incorporated by reference to the 1997 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1998)

4.7 Indenture, dated as of March 13, 1998, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 9-3/4% Senior Deferred Coupon Notes (Incorporated by reference to the 1997 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1998)

4.8 Indenture, dated as of March 13, 1998, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 10-3/4% Senior Deferred Coupon Notes (Incorporated by reference to the 1997 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1998)

4.9 Indenture, dated as of November 2, 1998, by and among NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 11-1/2% Senior Notes due 2008 (Incorporated by reference to the 1998 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1999)

4.10 Indenture, dated as of November 6, 1998, by and among NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 12-3/8% Senior Deferred Coupon Notes due 2008 (Incorporated by reference to the 1998 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1999)

4.11 Indenture, dated as of December 16, 1998, by and among NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 7% Convertible Subordinated Notes due 2008 (Incorporated by reference to the 1998 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30,1999)

4.12 First Supplemental Indenture, dated as of March 31, 1999, between NTL Incorporated, NTL Communications Corp. and The Chase Manhattan Bank (Trustee), with respect to the 7% Convertible Subordinated Notes due 2008 ($600,000,000 principal amount) (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-72335)

4.13 Second Supplemental Indenture, dated as of March 16, 2000, between NTL Incorporated, NTL Communications Corp. (formerly NTL Incorporated) and The Chase Manhattan Bank (Trustee), with respect to the 7% Convertible Subordinated Notes due 2008 (Incorporated by reference to the Registration Statement on Form S-3/A (File No. 333-42792), filed on August 30, 2000)

4.14 Third Supplemental Indenture, dated as of May 17, 2000, between NTL Incorporated, NTL Communications Corp. (formerly NTL Incorporated) and The Chase Manhattan Bank (Trustee), with respect to the 7% Convertible Subordinated Notes due 2008 (Incorporated by reference to the Registration Statement on Form S-3/A (File No. 333-42792), filed on August 30, 2000)

4.15 Indenture, dated as of April 14, 1999, between NTL Communications Corp. (Issuer) and The Chase Manhattan Bank (Trustee), with respect to the 9-3/4% Senior Deferred Coupon Notes due 2009 ((pound sterling) 330,000,000 principal amount) (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-78405)

4.16 Indenture, dated as of February 6, 1998, between Diamond Holdings plc (Issuer), Diamond Cable Communications plc (Guarantor), and The Bank of New York (Trustee), with respect to the 10% Senior Notes due February 1, 2008 ((pound sterling)135,000,000 principal amount) and 9-1/8% Senior Notes due February 1, 2008 ((pound sterling)110,000,000 principal amount) (Incorporated by reference to Diamond Cable Communications plc's Registration Statement on Form S-4, File No. 333-48413)

4.17 Indenture, dated as of February 27, 1997, between Diamond Cable Communications plc (Issuer) and The Bank of New York (Trustee), with respect to the 10-3/4% Senior Discount Notes due February 15, 2007 ($420,500,000 principal amount) (Incorporated by reference to Diamond Cable Communications plc's Registration Statement on Form S-4, File No. 333-25193)

4.18 Indenture, dated as of December 15, 1995, between Diamond Cable Communications plc (Issuer) and The Bank of New York (Trustee), with respect to the 11-3/4% Senior Discount Notes due December 15, 2005 (Incorporated by reference to Diamond Cable Communications plc's Registration Statement on Form S-1, File No. 33-98374)

4.19 Indenture, dated as of November 11, 1995, between Comcast UK Cable Partners Limited and Bank of Montreal Trust Company with respect to the 11.20% Senior Discount Debentures due 2007 (Incorporated by reference to the Registration Statement on Form S-1 of NTL Triangle LLC (File No. 33-96932) declared effective November 9, 1995)

4.20 Indenture, dated as of September 28, 1994, between Diamond Cable Communications plc (Issuer) and The Bank of New York (Trustee), with respect to the 13-1/4% Senior Discount Notes due September 30, 2004 (Incorporated by reference to Diamond Cable Communications plc's Registration Statement on Form S-1, File No. 33-83740)

4.21 First Supplemental Indenture, dated as of March 31, 1996, between Diamond Cable Communications plc (Issuer) and The Bank of New York (Trustee) (Incorporated by reference to Diamond Cable Communications plc's Registration Statement on Form S-1, File No. 33-83740)

4.22 Indenture, dated as of November 24, 1999, between NTL Communications Corp. (Issuer) and The Chase Manhattan Bank (Trustee), with respect to the 9-1/4% Senior Notes due 2006 ((euro) 250,000,000 principal amount) (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-95267)

4.23 Indenture, dated as of November 24, 1999, between NTL Communications Corp. (Issuer) and The Chase Manhattan Bank (Trustee), with respect to the 9-7/8% Senior Notes Due 2009 ((euro)350,000,000 principal amount) (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-95267)

4.24 Indenture, dated as of November 24, 1999, between NTL Communications Corp. (Issuer) and The Chase Manhattan Bank (Trustee), with respect to the 11-1/2% Senior Deferred Coupon Notes due 2009 ((euro) 175,000,000 principal amount) (Incorporated by reference to the Registration Statement on Form S-4, File No. 333-95267)

4.25 Indenture, dated as of December 22, 1999, between NTL Incorporated (Issuer) and The Chase Manhattan Bank (Trustee), with respect to the 5-3/4% Convertible Subordinated Notes Due 2009

         ($1,200,000,000 principal amount) (Incorporated by reference to the 1999 Form 10-K filed by NTL Incorporated (File No. 000-25691) on March 17, 2000)

4.26 First Supplemental Indenture, dated as of May 17, 2000, between NTL Incorporated and The Chase Manhattan Bank (Trustee) (Incorporated by reference to the Registration Statement on Form S-3/A (File No. 333-36434), filed on July 14, 2000)

4.27 Indenture, dated as of October 2, 2000, between NTL Communications Corp. (Issuer) and The Chase Manhattan Bank (Trustee), with respect to the 11-7/8% Senior Notes due 2010 (Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-48648), filed on October 26, 2000)

4.28 Indenture, dated as of January 24, 2001, between NTL Communications Corp. (Issuer) and The Chase Manhattan Bank (Trustee), with respect to the 12-3/8% Senior Notes due 2008 (Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-55288), filed on February 9, 2001)

4.29 Indenture, dated as of April 14, 1999, between NTL Communications Corp. (Issuer) and The Chase Manhattan Bank (Trustee), with respect to the 9-3/4% Senior Notes due 2009 (Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-78405), filed on April 13, 1999)

4.30 Registration Rights Agreement, dated as of February 2, 2000, by and between NTL Incorporated and Bell Atlantic Corporation (Incorporated by reference to the Proxy Statement (File No. 000-25691), filed on February 11, 2000)

4.31 Registration Rights Agreement, dated as of February 2, 2000, by and between NTL Incorporated and Cable & Wireless plc (Incorporated by reference to the Proxy Statement (File No. 000-25691), filed on February 11, 2000)

4.32 Registration Rights Agreement, dated as of December 16, 1998 by and among NTL Communications Corp. and Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Chase Securities Inc., Salomon Smith Barney Inc, BT Alex. Brown Incorporated and Warburg Dillon Read LLC with respect to the 7% Convertible Subordinated Notes due 2008. (Incorporated by reference to the 1998 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1999)

4.33 Registration Rights Agreement, dated as of May 30, 2000, by and between NTL Incorporated and France Telecom, with respect to the 5% Cumulative Participating Convertible Preferred Stock Series A*

4.34 Registration Rights Agreement, dated as of March 5, 1999, between NTL Communications Corp. and the Shareholders of Diamond Cable Communications plc (Incorporated by reference to the Registration Statement on Form S-2, File No. 333-81395)

4.35 Registration Rights Agreement, dated as of October 29, 1998, between NTL Incorporated, NTL (Bermuda) Limited and Comcast Corporation and Warburg, Pincus Investors, L.P. (Incorporated by reference to the Registration Statement on Form S-2, File No. 333-81395)

4.36 Form of Preferred Stock (Incorporated by reference to the 1996 Form 10-K filed by NTL Communications (File No. 0-22616) on March 28, 1997)

4.37 Registration Rights Agreement, dated as of January 24, 2001, by and among NTL Communications Corp. and Morgan Stanley & Co. International Limited, J.P. Morgan Securities Ltd., Goldman Sachs International, Bank of America International Limited, BNP Paribas Securities Corp., CIBC World Markets plc and the Royal Bank of Scotland plc (Incorporated by reference to NTL Communication Corp.'s Registration Statement on Form S-4 (File No. 333-55288), filed on February 9, 2001)

4.38 Registration Rights Agreement, dated as of February 8, 2001, by and among NTL Communications Corp. and Morgan Stanley & Co. International Limited, J.P. Morgan Securities Ltd., Goldman Sachs International, Bank of America International Limited, BNP Paribas Securities Corp., CIBC World Markets plc and the Royal Bank of Scotland plc (Incorporated by reference to NTL Communication Corp.'s Registration Statement on Form S-4 (File No. 333-55288), filed on February 9, 2001)

4.39 Rights Agreement entered into by NTL Incorporated and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.2, to the Registration Statement on Form S-1, File No. 33-63570)

4.39(a) Amendment No. 1 to the Rights Agreement, dated as of March 31, 1999, between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated by reference to the Registration Statement on Form S-8, File No. 333-76601)

4.39(b) Amendment No. 2 to the Rights Agreement, dated as of October 23, 1999, between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to the 1999 Form 10-K Incorporated (File No. 000-25691), filed on March 17, 2000)

4.39(c) Amendment No. 3 to the Rights Agreement, dated as of March 28, 2000, between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent*

4.39(d) Amendment No. 4 to the Rights Agreement, dated as of May 17, 2000, between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent*

4.39(e) Amendment No. 5 to the Rights Agreement, dated as of May 25, 2000, between Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent*

10.1 Compensation Plan and Agreements, as amended and restated effective June 3, 1997 (Incorporated by reference to the 1997 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1998)

10.2 Rules of the NTL Sharesave Plan, adopted by NTL Incorporated on October 28, 1997 (Incorporated by reference to the 1998 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1999)

10.3 Form of Director and Officer Indemnity Agreement (together with a schedule of executed Indemnity Agreements) (Incorporated by reference to the 1999 Form 10-K (File No. 000-25691), filed on March 17, 2000)

10.4 1998 Non-Qualified Stock Option Plan, as Amended and Restated October 1998 (Incorporated by reference to the 1998 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1999)

10.5 Bridge Loan Agreement, dated as of March 17, 1999, among NTL Incorporated the Lenders named therein and Goldman Sachs Credit Partners L.P. (Incorporated by reference to the 1998 Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1999)

10.6 Agreement, dated August 14, 1998, among TeleWest Communications PLC, TeleWest Communications Holdings Limited, NTL (Bermuda) Limited, and NTL Incorporated (Incorporated by reference to the Form 8-K, filed by NTL Communications (File No. 0-22616) on August 18, 1998)

10.7 Note Purchase Agreement, dated as of February 4, 2000, between NTL Incorporated and Morgan Stanley and Co. Incorporated re: Senior Increasing Rate Notes due 2001 ((pound sterling) 2,376,000,000 principal amount) (Incorporated by reference to the Proxy Statement, filed February 11, 2000)

10.8 Credit Agreement, dated as of May 30, 2000, between NTL Communications Corp., NTL (UK) Group, Inc., NTL Communications Limited, Morgan Stanley Dean Witter Bank Limited and Chase Manhattan PLC*

10.9 Credit Agreement relating to the acquisition of Cable & Wireless Communications (Holdings) PLC, dated as of May 30, 2000, between NTL Communications Limited, NTL Business Limited, NTL Communications Corp., Chase Manhattan PLC and Morgan Stanley Dean Witter Limited, Chase Manhattan International Limited*

11       Calculation of net loss per share*

21       Subsidiaries of the Registrant*

23       Consent of Ernst & Young LLP*

------------

* Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 30, 2001

NTL INCORPORATED

By: /s/ BARCLAY KNAPP
Barclay Knapp
President and Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

SIGNATURE                         TITLE                         DATE
---------                         -----                         ----

/s/ BARCLAY KNAPP                 President and Chief           March 30, 2001
Barclay Knapp                     Executive Officer
                                  (Principal Executive
                                  Officer)

/s/ GEORGE S. BLUMENTHAL          Chairman of the Board         March 30, 2001
George S. Blumenthal              and Treasurer

/s/ JOHN F. GREGG                 Chief Financial Officer       March 30, 2001
John F. Gregg                     (Chief Financial Officer)

/s/ GREGG N. GORELICK             Vice President-Controller     March 30, 2001
Gregg N. Gorelick                 (Principal Accounting
                                  Officer)

/s/ SIDNEY R. KNAFEL              Director                      March 30, 2001
Sidney R. Knafel

/s/ TED H. MCCOURTNEY             Director                      March 30, 2001
Ted H. McCourtney

/s/ DEL MINTZ                     Director                      March 30, 2001
Del Mintz

/s/ ALAN J. PATRICOF              Director                      March 30, 2001
Alan J. Patricof

/s/ WARREN POTASH                 Director                      March 30, 2001
Warren Potash

/s/ MICHAEL S. WILLNER            Director                      March 30, 2001
Michael S. Willner

/s/ ROBERT T. GOAD                Director                      March 30, 2001
Robert T. Goad

/s/ JEAN-LOUIS VINCIGUERRA        Director                      March 30, 2001
Jean-Louis Vinciguerra

/s/ MICHEL BERTINETTO             Director                      March 30, 2001
Michel Bertinetto

/s/ BERNARD IZERABLE              Director                      March 30, 2001
Bernard Izerable

                       Form 10-K -- Item 14(a)(1) and (2)

                        NTL Incorporated and Subsidiaries

                   Index to Consolidated Financial Statements
                        and Financial Statement Schedules


The following consolidated financial statements of NTL Incorporated and subsidiaries are included in item 8:


Report of Independent Auditors ...........................................................................   F-2
Consolidated Balance Sheets - December 31, 2000 and 1999 .................................................   F-3
Consolidated Statements of Operations  -
   Years ended December 31, 2000, 1999 and 1998 ..........................................................   F-5
Consolidated Statement of Shareholders' Equity  -
   Years ended December 31, 2000, 1999 and 1998 ..........................................................   F-6
Consolidated Statements of Cash Flows  -
   Years ended December 31, 2000, 1999 and 1998 ..........................................................   F-8
Notes to Consolidated Financial Statements ..............................................................   F-10

The following consolidated financial statement schedules of NTL Incorporated and subsidiaries are included in item 14(d):

Schedule I - Condensed Financial Information of Registrant ..............................................   F-40
Schedule II - Valuation and Qualifying Accounts .........................................................   F-45

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

                         Report of Independent Auditors


The Board of Directors and Shareholders
NTL Incorporated

We have audited the consolidated balance sheets of NTL Incorporated and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTL Incorporated and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                              ERNST & YOUNG LLP



New York, New York
March 2, 2001

                        NTL Incorporated and Subsidiaries
                           Consolidated Balance Sheets
                                  (in millions)

                                                                                    DECEMBER 31,
                                                                                  2000           1999
                                                                                  ----           ----
ASSETS
Current assets:
   Cash and cash equivalents                                                 $   579.4      $ 2,597.2
   Marketable securities                                                          60.0          344.5
   Accounts receivable - trade, less allowance for doubtful accounts of
     $141.4 (2000) and $85.6 (1999)                                              729.1          294.2
   Other                                                                         432.0           82.7
                                                                             ---------      ---------
Total current assets                                                           1,800.5        3,318.6

Fixed assets, net                                                             12,693.0        5,597.7
Intangible assets, net                                                        13,061.0        2,927.8
Other assets, net of accumulated amortization
   of $91.9 (2000) and $49.4 (1999)                                              829.2          367.5
                                                                             ---------      ---------
Total assets                                                                 $28,383.7      $12,211.6
                                                                             =========      =========

                        NTL Incorporated and Subsidiaries
                     Consolidated Balance Sheets (continued)
                                  (in millions)


                                                                                          DECEMBER 31,
                                                                                       2000            1999
                                                                                       ----            ----
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
   Accounts payable                                                               $   506.3       $   224.7
   Accrued expenses and other                                                       1,280.6           438.2
   Accrued construction costs                                                         196.9            79.8
   Interest payable                                                                   151.3            71.1
   Deferred revenue                                                                   492.8           160.8
   Current portion of long-term debt                                                   12.6            82.6
                                                                                  ---------       ---------
Total current liabilities                                                           2,640.5         1,057.2

Long-term debt                                                                     15,044.1         8,798.0
Other                                                                                  43.1            --
Commitments and contingent liabilities
Deferred income taxes                                                                 205.4            77.7
Redeemable preferred stock - $.01 par value, plus accreted dividends;
   liquidation preference $2,085.7; less unamortized discount of $2.5 (2000)
   and $2.8 (1999); issued and outstanding 2.0 (2000) and 0.1 (1999) shares
                                                                                    2,083.2           141.8

Shareholders' equity:
   Series preferred stock - $.01 par value;
     authorized 10.0 shares; liquidation preference $2,858.1; issued and
     outstanding 2.9 (2000) and 1.3 (1999) shares                                      --              --
   Common stock - $.01 par value; authorized 800.0 shares; issued and
     outstanding 272.1 (2000) and 132.4 (1999) shares                                   2.7             1.3
   Additional paid-in capital                                                      13,764.7         4,125.1
   Accumulated other comprehensive (loss)                                            (448.9)           (2.1)
   (Deficit)                                                                       (4,951.1)       (1,987.4)
                                                                                  ---------       ---------
                                                                                    8,367.4         2,136.9
                                                                                  ---------       ---------
Total liabilities and shareholders' equity                                        $28,383.7       $12,211.6
                                                                                  =========       =========

See accompanying notes.

                        NTL Incorporated and Subsidiaries
                      Consolidated Statements of Operations
                      (in millions, except per share data)


                                                                 YEAR ENDED DECEMBER 31,
                                                            2000            1999            1998
REVENUES
Consumer telecommunications and television             $ 1,819.8       $   834.3       $   355.6
Business telecommunications                                702.2           452.5           157.7
Broadcast transmission and other                           318.8           297.3           231.3
Other telecommunications                                    --              --               2.4
                                                       ---------       ---------       ---------
                                                         2,840.8         1,584.1           747.0

COSTS AND EXPENSES
Operating expenses                                       1,387.6           798.6           400.9
Selling, general and administrative expenses             1,109.1           574.6           270.7
Franchise fees                                              --              16.5            25.0
Other charges                                               92.7            16.2            (4.2)
Corporate expenses                                          47.5            29.4            17.1
Depreciation and amortization                            2,122.8           791.3           266.1
                                                       ---------       ---------       ---------
                                                         4,759.7         2,226.6           975.6
                                                       ---------       ---------       ---------
Operating (loss)                                        (1,918.9)         (642.5)         (228.6)

OTHER INCOME (EXPENSE)
Interest income and other, net                               1.6            49.4            46.0
Interest expense                                        (1,036.8)         (680.7)         (328.8)
Other gains                                                 --             493.1            --
Foreign currency transaction (losses) gains               (120.6)           12.7             4.2
                                                       ---------       ---------       ---------
(Loss) before income taxes and extraordinary item       (3,074.7)         (768.0)         (507.2)
Income tax benefit                                         111.0            35.3             3.3
                                                       ---------       ---------       ---------
(Loss) before extraordinary item                        (2,963.7)         (732.7)         (503.9)
Loss from early extinguishment of debt                      --              (3.0)          (30.7)
                                                       ---------       ---------       ---------
Net (loss)                                              (2,963.7)         (735.7)         (534.6)
Preferred stock dividends                                 (194.0)          (73.7)          (18.8)
                                                       ---------       ---------       ---------
Net (loss) available to common shareholders            $(3,157.7)      $  (809.4)      $  (553.4)
                                                       =========       =========       =========
Basic and diluted net (loss) per common share:
   (Loss) before extraordinary item                    $  (14.54)      $   (6.75)      $   (8.12)
   Extraordinary item                                       --              (.03)           (.48)
                                                       ---------       ---------       ---------
  Net (loss) per common share                          $  (14.54)      $   (6.78)      $   (8.60)
                                                       =========       =========       =========
  Weighted average shares                                  217.1           119.4            64.4
                                                       =========       =========       =========

See accompanying notes.

                       NTL Incorporated and Subsidiaries

                 Consolidated Statement of Shareholders' Equity

                                 (in millions)

                                                           SERIES PREFERRED STOCK        COMMON STOCK
                                                              $.01 PAR VALUE            $.01 PAR VALUE
                                                             SHARES        PAR        SHARES         Par
                                                             ------        ---        ------         ---
Balance, December 31, 1997                                     --         $ --         32.2        $ 0.3
Exercise of stock options                                                               0.3           --
Exercise of warrants                                                                    0.1
Accreted dividends on preferred stock
Accretion of discount on preferred stock
Conversion of 7-1/4% Convertible Subordinated Notes                                     6.9          0.1
Conversion of series preferred stock                           --                       1.9          --
Preferred stock issued for an acquisition                     0.2           --
Common stock issued for an acquisition                                                 18.8          0.2
Warrants issued in connection with consent
   solicitations
Comprehensive income:
 Net loss for the year ended December 31, 1998
Currency translation adjustment
     Total
                                                            ---------------------------------------------
Balance, December 31, 1998                                    0.2           --         60.2           0.6
Exercise of stock options                                                               1.8            --
Exercise of warrants                                                                    0.1            --
Common stock issued for cash                                                            2.7            --
Preferred stock issued for cash                               1.2           --
Warrants issued for cash
 Accreted dividends on preferred stock                        --
 Accretion of discount on preferred stock
Redemption of series preferred stock                         (0.1)          --
Conversion of 7% Convertible Subordinated Notes                                         7.3           0.1
Common stock issued for an acquisition                                                 12.7           0.1
Stock options issued in connection with an
   acquisition
Issuance of warrants
Stock splits                                                                           47.6           0.5
Comprehensive income:
 Net loss for the year ended December 31, 1999
Currency translation adjustment
                                                            ---------------------------------------------
     Total
Balance, December 31, 1999                                    1.3         --          132.4           1.3
Exercise of stock options                                                               2.3            --
Rescission of stock option exercises                                                   (0.2)
Exercise of warrants                                                                    1.3            --
Common stock issued for cash                                                           42.2           0.4
Preferred stock issued for cash                               2.0         --
Common stock issued for an acquisition                                                 84.9           0.9
Conversion of series preferred stock                         (0.5)        --            9.2           0.1
Preferred stock issued for dividends                           --
 Accreted dividends on preferred stock                        0.1         --
 Accretion of discount on preferred stock
Comprehensive loss:
 Net loss for the year ended December 31, 2000
Currency translation adjustment
Unrealized net losses on investments
                                                            ---------------------------------------------
     Total

Balance, December 31, 2000                                    2.9        $ --         272.1         $ 2.7
                                                            =============================================

                        NTL Incorporated and Subsidiaries
           Consolidated Statement of Shareholders' Equity (continued)
                                  (in millions)

                                                                                             ACCUMULATED OTHER
                                                                                            COMPREHENSIVE LOSS
                                                                                         ---------------------------
                                                                                                          UNREALIZED
                                                          ADDITIONAL                      FOREIGN            NET
                                                           PAID-IN      COMPREHENSIVE     CURRENCY        LOSSES ON
                                                           CAPITAL          LOSS         TRANSLATION      INVESTMENTS      (DEFICIT)
                                                        ----------------------------------------------------------------------------
  Balance, December 31, 1997                               $538.1                          $117.0                          $(717.1)
  Exercise of stock options                                   6.3
  Exercise of warrants                                        0.5
  Accreted dividends on preferred stock                     (18.8)
  Accretion of discount on preferred stock                   (0.3)
  Conversion of 7-1/4% Convertible Subordinated Notes       186.9
  Conversion of series preferred stock                         --
  Preferred stock issued for an acquisition                 178.5
  Common stock issued for an acquisition                    600.3
  Warrants issued in connection with consent                 10.1
     solicitations
  Comprehensive income:
  Net loss for the year ended December 31, 1998                           $(534.6)                                          (534.6)
  Currency translation adjustment                                           (12.3)          (12.3)
                                                                          -------
     Total                                                                $(546.9)
                                                        ----------------------------------------------------------------------------
  Balance, December 31, 1998                              1,501.6                           104.7                         (1,251.7)
  Exercise of stock options                                  41.3
  Exercise of warrants                                        0.8
  Common stock issued for cash                              250.0
  Preferred stock issued for cash                         1,233.8
  Warrants issued for cash                                   16.2
  Accreted dividends on preferred stock                     (44.1)
  Accretion of discount on preferred stock                   (0.3)
  Redemption of series preferred stock                     (125.3)
  Conversion of 7% Convertible Subordinated Notes           269.2
  Common stock issued for an acquisition                    971.3
  Stock options issued in connection with an                  6.6
     acquisition
  Issuance of warrants                                        4.5
  Stock splits                                               (0.5)
  Comprehensive income:
  Net loss for the year ended December 31, 1999                           $(735.7)                                          (735.7)
  Currency translation adjustment                                          (106.8)         (106.8)
                                                                          -------
          Total                                                           $(842.5)
                                                        ----------------------------------------------------------------------------
  Balance, December 31, 1999                              4,125.1                            (2.1)                        (1,987.4)
  Exercise of stock options                                  36.3
  Rescission of stock option exercises                       (1.1)
  Exercise of warrants                                        9.0
  Common stock issued for cash                            2,327.2
  Preferred stock issued for cash                         1,862.0
  Common stock issued for an acquisition                  5,487.4
  Conversion of series preferred stock                        7.5
  Preferred stock issued for dividends                        9.4
  Accreted dividends on preferred stock                     (97.8)
  Accretion of discount on preferred stock                   (0.3)
  Comprehensive income:
  Net loss for the year ended December 31, 2000                         $(2,963.7)                                        (2,963.7)
  Currency translation adjustment                                          (432.6)         (432.6)
  Unrealized net losses on investments                                      (14.2)                            $(14.2)
                                                        ----------------------------------------------------------------------------
          Total                                                         $(3,410.5)
                                                        ----------------------------------------------------------------------------
  Balance, December 31, 2000                            $13,764.7                         $(434.7)            $(14.2)    $(4,951.1)
                                                        ============================================================================

See accompanying notes.

                        NTL Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows
                                  (in millions)

                                                                       YEAR ENDED DECEMBER 31,
                                                                2000              1999             1998
                                                                ----              ----             ----
OPERATING ACTIVITIES
Net loss                                                   $(2,963.7)        $  (735.7)       $  (534.6)
Adjustment to reconcile net loss to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                              2,122.8             791.3            266.1
  Loss from early extinguishment of debt                        --                 3.0             30.7
  Gain on sale of investment in Cable London PLC                --              (493.1)            --
  Amortization of non competition agreements                    --                --                1.4
  Provision for losses on accounts receivable                   98.9              46.2             27.3
  Deferred income taxes                                       (112.1)            (37.3)            (3.3)
  Amortization of original issue discount                      473.4             451.4            232.7
  Other                                                        (10.3)            (10.6)           (30.9)
  Changes in operating assets and liabilities, net
    of effect from business acquisitions:
       Accounts receivable                                    (366.6)           (139.4)           (70.4)
       Other current assets                                    (69.5)            (38.9)            22.6
       Other assets                                             43.2             (25.2)            --
       Accounts payable                                        (83.7)             43.8             (2.6)
       Accrued expenses and other                              379.3             126.2             15.3
       Deferred revenue                                        186.4              71.9             26.8
                                                           ---------         ---------        ---------
Net cash (used in) provided by operating activities           (301.9)             53.6            (18.9)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired                         (10,940.0)         (1,128.3)          (746.8)
Purchase of fixed assets                                    (2,257.0)         (1,211.3)          (772.2)
Payment of deferred purchase price                              (2.9)             --               --
Increase in other assets                                      (510.8)            (59.3)           (35.6)
Proceeds from sales of assets                                   --               692.5              1.3
Purchase of marketable securities                             (158.4)           (747.4)          (540.6)
Proceeds from sales of marketable securities                   452.6             676.6            291.3
                                                           ---------         ---------        ---------
Net cash (used in) investing activities                    (13,416.5)         (1,777.2)        (1,802.6)

                        NTL Incorporated and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
                                  (in millions)

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                    2000              1999             1998
                                                                                    ----              ----             ----
FINANCING ACTIVITIES
Proceeds from borrowings, net of financing costs                                 6,870.1           3,019.4          3,525.6
Proceeds from issuance of preferred stock and warrants                           1,862.0           1,250.0             --
Proceeds from issuance of common stock                                           2,327.6             250.0             --
Redemption of preferred stock                                                       --              (125.3)            --
Principal payments                                                              (1,303.0)           (758.2)          (845.0)
Cash released from (placed in) escrow for debt repayment                            77.5             (87.0)          (217.6)
Consent solicitation payments                                                       --                --              (11.3)
Proceeds from issuance of redeemable preferred stock                             1,850.0              --               --
Proceeds from exercise of stock options and warrants                                44.2              42.1              6.8
                                                                               ---------         ---------        ---------
Net cash provided by financing activities                                       11,728.4           3,591.0          2,458.5

Effect of exchange rate changes on cash                                            (27.8)             (6.5)             0.4
                                                                               ---------         ---------        ---------
(Decrease) increase in cash and cash equivalents                                (2,017.8)          1,860.9            637.4
Cash and cash equivalents at beginning of year                                   2,597.2             736.3             98.9
                                                                               ---------         ---------        ---------
Cash and cash equivalents at end of year                                       $   579.4         $ 2,597.2        $   736.3
                                                                               =========         =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest exclusive of amounts capitalized
                                                                               $   495.0         $   180.3        $    90.5
Income taxes paid                                                                    6.7               2.4              0.3

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Accretion of dividends and discount on preferred stock                         $    98.1         $    44.4        $    19.1
Conversion of Convertible Notes, net of unamortized
   deferred financing costs                                                         --               269.3            187.0
Preferred stock issued for an acquisition                                           --                --              178.5
Common stock and stock options issued for acquisitions                           5,488.3             978.0            600.5
Warrants issued in connection with consent solicitations                            --                --               10.1
Conversion of series preferred stock                                                 7.6              --               --


See accompanying notes.

                       NTL Incorporated and Subsidiaries

                   Notes to Consolidated Financial Statements

1.     CORPORATE RESTRUCTURING AND BUSINESS

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

The Company, through its subsidiaries, owns and operates broadband communications networks for telephone, cable television and Internet services in the United Kingdom, Ireland, France and Switzerland, and transmission networks for television and radio broadcasting in the United Kingdom and Australia. Based on revenues and identifiable assets, the Company's predominant lines of business are consumer services, business services and broadcast transmission and related services in the United Kingdom. Consumer services include telephony, cable television, Internet access and interactive services. Business services include telephony, national and international wholesale carrier telecommunications, and radio communications services for the emergency services community. Broadcast transmission and related services include digital and analog television and radio broadcasting, rental of antenna space on the Company's owned and leased towers and sites and associated services, and satellite and media services.

2.     SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities where the Company's interest is greater than 50%. Significant intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation.

NET (LOSS) PER SHARE

The Company reports its basic and diluted net (loss) per share in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", as adjusted for stock splits. Stock options, warrants and convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive.

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the current exchange rates at the respective balance sheet dates. Statement of operations amounts have been translated using the average exchange rates for the respective years. The translation gains or losses resulting from the change in exchange rates have been reported as a component of accumulated other comprehensive
(loss). Foreign currency transaction gains and losses are included in the results of operations as incurred.

CASH EQUIVALENTS

Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $256.2 million and $2,101.8 million at December 31, 2000 and 1999, respectively, which consisted primarily of U.S. Treasury bills (2000 only), bank time deposits and corporate commercial paper. At December 31, 2000 and 1999, $68.5 million and $2,039.5 million, respectively, of the cash equivalents were denominated in foreign currencies.

MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale, which are carried at fair value. Unrealized holding gains and losses on securities, net of tax, are carried as a component of accumulated other comprehensive (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary will be included in interest income. The cost of securities sold or matured is based on the specific identification method. Interest on securities is included in interest income.

Marketable securities at December 31, 2000 and 1999 consisted of corporate commercial paper. During the years ended December 31, 2000, 1999 and 1998, there were no realized gains or losses on sales of securities. All of the marketable securities as of December 31, 2000 and 1999 had a contractual maturity of less than one year.

FIXED ASSETS

Fixed assets are stated at cost, which includes amounts capitalized for labor and overhead expended in connection with the design and installation of operating equipment. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment - 5 to 40 years and other equipment - 3 to 40 years.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

Intangible assets include goodwill, license acquisition costs, customer lists and other intangibles. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the periods benefited of 3, 10, 15 or 30 years. License acquisition costs represent the portion of purchase price allocated to the cable television and telecommunications licenses acquired in business combinations. License acquisition costs are amortized on a straight-line basis over the remaining lives of the licenses at acquisition, which vary from approximately two years to 23 years. Customer lists represent the portion of the purchase price allocated to the value of the customer base. Customer lists are amortized on a straight-line basis over 3 or 5 years. Other intangibles include the portion of the purchase price allocated to the value of transmission and services contracts and the value of workforce in place. Transmission and services contracts are amortized on a straight-line basis over the period benefited of 8 years or 12 years. Workforce in place is amortized over the period benefited of four years. The Company continually reviews the recoverability of the carrying value of these assets using the same methodology that it uses for the evaluation of its other long-lived assets.

EQUITY METHOD INVESTMENTS

All investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for using the equity method. The investment in Cable London PLC was accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment, additional contributions made and dividends received. The difference between the Company's recorded investment and its proportionate interest in the book value of the investees' net assets are being amortized on a straight-line basis over 10 years.

DEFERRED FINANCING COSTS

Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt.

CAPITALIZED INTEREST

Interest is capitalized as a component of the cost of fixed assets constructed. In 2000, 1999 and 1998, interest of $95.0 million, $41.8 million and $27.8 million, respectively, was capitalized.

REVENUE RECOGNITION

Revenues are recognized at the time the service is rendered to the customer or the performance of the service has been completed. Charges for services that are billed in advance are deferred and recognized when earned. Rental revenues are recognized when earned on a monthly basis. Installation and maintenance service revenues are recognized when the performance of the service has been completed.

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CABLE TELEVISION SYSTEM COSTS, EXPENSES AND REVENUES

The Company accounts for costs, expenses and revenues applicable to the construction and operation of its broadband communications networks in accordance with SFAS No. 51, "Financial Reporting by Cable Television Companies."

ADVERTISING EXPENSE

The Company charges the cost of advertising to expense as incurred. Advertising costs were $113.0 million, $35.9 million and $34.0 million in 2000, 1999 and 1998, respectively.

STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its stock option plans.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial instruments to hedge a portion, but not all, of its exposure from floating interest rate debt and from movements in the British pound/U.S. dollar exchange rate. Gains and losses on these instruments are deferred and recognized in the statement of operations when the related hedged transactions are recognized. To date, premiums paid for these contracts have not been material. The Company does not use derivative financial instruments for trading or speculative purposes.

3.     RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 was required to be adopted retroactive to January 1, 2000. The adoption of SAB 101 had no significant effect on revenues or results of operations.

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and
138. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in the results of operations or in other comprehensive income (loss), depending on whether a derivative is designated as a fair value or cash flow hedge. The ineffective portion of all hedges will be recognized in the results of operations.

On January 1, 2001, the Company recorded all of its outstanding derivative instruments at their fair value. The outstanding derivative instruments were comprised of cross currency swaps to hedge exposure to movements in the British pound/U.S. dollar exchange rate, and a number of zero cost collars to hedge exposure to floating interest rates on certain of its debt. The aggregate fair value on January 1, 2001 was a liability of $9.0 million, of which $6.8 million was recorded as an expense and $2.2 million was recorded as other comprehensive loss.

4.     CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

NEED FOR ADDITIONAL FINANCING

The Company will require additional financing in the future. There can be no assurance that the required financing will be obtainable on acceptable terms.

CONCENTRATIONS

The Company's broadcast transmission and related services business is substantially dependent upon contracts with a small group of companies for the right to broadcast their programming, and upon site sharing agreements for a large number of its transmission sites. The loss of any one of these contracts or agreements could have a material adverse effect on the business of the Company.

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

CURRENCY RISK

To the extent that the Company obtains financing in U.S. dollars and incurs construction and operating costs in various other currencies, it will encounter currency exchange rate risks. In addition, the Company's revenues are generated in foreign currencies while its interest and principal obligations with respect to approximately half of the Company's existing indebtedness are payable in U.S. dollars.

5. FIXED ASSETS

Fixed assets consist of:

                                                         DECEMBER 31,
                                                    2000              1999
                                               ---------------------------
                                                        (in millions)
Operating equipment                            $11,753.2         $ 5,111.3
Other equipment                                  1,145.2             715.2
Construction-in-progress                         1,611.1             669.4
                                               ---------------------------
                                                14,509.5           6,495.9
Accumulated depreciation                        (1,816.5)           (898.2)
                                               ---------------------------
                                               $12,693.0         $ 5,597.7
                                               ===========================

Depreciation expense for the years ended December 31, 2000, 1999, and 1998 was $996.6 million, $490.3 million and $207.5 million, respectively.

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

6.     INTANGIBLE ASSETS

Intangible assets consist of:

                                                                                           DECEMBER 31,
                                                                                       2000             1999
                                                                                       ----             ----
                                                                                          (in millions)
Goodwill, net of accumulated amortization of
   $1,103.6 (2000) and $193.8 (1999)                                              $12,523.0        $ 2,477.1
License acquisition costs, net of accumulated amortization of $215.8
   (2000) and $141.7 (1999)                                                           139.2            225.0
Customer lists, net of accumulated amortization of
   $110.7 (2000) and $30.9 (1999)                                                     318.2            159.3
Other intangibles, net of accumulated amortization
   of $13.8 (2000) and $3.2 (1999)                                                     80.6             66.4
                                                                                  --------------------------
                                                                                  $13,061.0        $ 2,927.8
                                                                                  ==========================

The Company made the following acquisitions in 1999:

In March 1999, the Company acquired Diamond Cable Communications plc ("Diamond"). The Company issued an aggregate of 19.9 million shares of common stock in exchange for each ordinary share and deferred share of Diamond. The Company's common stock was valued at $971.4 million, the fair value at the time of the announcement. In addition, the Company issued options to purchase 191,000 shares of the Company's common stock to holders of Diamond options, which were valued at $6.6 million. The Company assumed Diamond's debt including five different notes with an aggregate principal amount at maturity of $1,564.6 million. Diamond is a provider of telephone, cable television and Internet services in England.

In April 1999, a subsidiary of the Company ("NTL Australia") purchased all of the shares of the entity which owns the Australian National Transmission Network for an aggregate purchase price of approximately $423.5 million. NTL Australia provides exclusive television and radio transmission services to Australia's national TV and radio broadcasters, serves regional and community TV and radio broadcasters and provides equipment hosting services to telecom operators and emergency service communications providers on its towers.

In July 1999, the Company acquired Cablelink Limited ("Cablelink") for IR pound
535.2 million ($692.5 million), of which IR pound 455.2 million ($589.0 million) was paid in cash and IR pound 80.0 million ($103.5 million) was paid through the issuance of Variable Rate Redeemable Guaranteed Loan Notes due 2002. Cablelink provides multi-channel television and information services in Dublin, Galway and Waterford, Ireland.

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

6.     INTANGIBLE ASSETS (CONTINUED)

The Company acquired the five franchise areas comprising the "1G Networks" of France Telecom for approximately 373.2 million French francs ($60.1 million) in two stages completed in August and December 1999. The 1G Networks hold exclusive licenses to provide analog and digital television services in four franchise areas in Ile-de-France (Greater Paris) and in the franchise area of Toulon and LaValette.

In September 1999, the Company acquired the shares of Workplace Technologies plc, one of the United Kingdom's leading data network service integrators, in exchange) for (pound sterling) 105.2 million ($172.5 million), of which (pound sterling) 100.7 million ($165.1 million) was paid in cash and (pound sterling)
4.5 million ($7.4 million) was paid through the issuance of demand notes.

These acquisitions were accounted for as purchases, and accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition. The aggregate purchase price of $2,347.8 million, including costs incurred of $21.2 million, plus the fair value of liabilities assumed net of tangible assets acquired aggregated $2,454.8 million, which has been allocated as follows:
$143.5 million to license acquisition costs, $130.9 million to customer lists, $69.4 million to other intangibles and $2,111.0 million to goodwill.

The Company made the following acquisitions in 2000:

On May 30, 2000, the Company acquired the consumer cable telephone, Internet and television operations of CWC in the United Kingdom ("ConsumerCo"). The Company paid cash of (pound sterling) 2,917.0 million ($4,364.7 million) and issued an aggregate of 84.9 million shares of its common stock in exchange for all of the shares of CWC. In addition, the Company paid (pound sterling) 2,155.3 million ($3,225.0 million) to repay a portion of ConsumerCo's debt. The Company's common stock was valued at $5,488.3 million, the fair value at the time of the announcement. This acquisition was funded by a new bank facility under which (pound sterling) 2,376.0 million ($3,555.2 million) was borrowed and by an additional investment by France Telecom in the Company, as described below.

On March 28, 2000, the Company acquired the cable assets of the Cablecom Group ("Cablecom") in Switzerland for cash of CHF 5,800.0 million ($3,510.2 million), a substantial portion of which was funded by a new bank facility of CHF 2,700.0 million ($1,630.5 million) and the Company's issuance of $1,850.0 million of preferred stock to France Telecom and a group of commercial banks.

These acquisitions were accounted for as purchases, and accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition. The aggregate purchase price of $16,639.7 million, including costs incurred of $51.5 million, exceeded the fair value of net tangible assets acquired by $11,161.1 million, which has been allocated as follows: $248.9 million to customer lists, $37.4 million to other intangibles, $73.1 million to deferred tax liabilities and $10,947.9 million to goodwill.

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

6.    INTANGIBLE ASSETS (CONTINUED)

The pro forma unaudited consolidated results of operations for the years ended December 31, 2000 and 1999 assuming consummation of the above mentioned transactions as of January 1, 1999 is as follows. A significant component of the pro forma results is associated with the acquisition of ConsumerCo. The historical results of ConsumerCo reflect certain intercompany costs and expenses as they were prior to the separation of ConsumerCo which was completed in the second quarter of 2000. These costs and expenses do not necessarily reflect the costs and expenses that would have been incurred had ConsumerCo reported as a separate entity for these periods. Therefore the historical results of ConsumerCo which are included in the pro forma results below are not reflective of results on a going forward basis.

                                                                 YEAR ENDED DECEMBER 31,
                                                                   2000              1999
                                                                   ----              ----
                                                           (in millions, except per share data)
Total revenue                                                 $ 3,403.3         $ 3,295.8
(Loss) before extraordinary item                               (3,653.1)         (2,803.1)
Net (loss)                                                     (3,653.1)         (2,806.1)
Basic and diluted net loss per share:
(Loss) before extraordinary item                                 (14.53)           (12.46)
Net (loss)                                                       (14.53)           (12.47)

Amortization of intangible and other assets charged to expense for the years ended December 31, 2000, 1999 and 1998 was $1,126.2 million, $301.0 million and $58.6 million, respectively.

7.   INVESTMENT IN CABLE LONDON PLC

NTL (Triangle) LLC ("NTL Triangle") (formerly known as NTL (Bermuda) Limited), a wholly-owned subsidiary of the Company, owned a 50% interest in Cable London PLC ("Cable London"). Pursuant to an agreement with Telewest Communications plc ("Telewest") relating to NTL Triangle's and Telewest's respective 50% ownership interests in Cable London, in November 1999 Telewest purchased all of NTL Triangle's shares of Cable London for (pound sterling) 428.0 million ($692.5 million) in cash. The Company recorded a gain of $493.1 million on the sale. The sale of the Cable London interest was an "Asset Sale" for purposes of the Company's Indentures for certain of its notes. The Company used an amount equal to the proceeds from the sale to invest in "Replacement Assets" by November 2000.

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

8.   LONG-TERM DEBT

Long-term debt consists of:

                                                                                  DECEMBER 31,
                                                                               2000             1999
                                                                               ----             ----
                                                                                 (in millions)
NTL Delaware:
  5-3/4% Convertible Subordinated Notes                              (a)  $ 1,200.0        $ 1,200.0

 ConsumerCo:
  Term Loan Facility and other                                                 21.7             --

 NTL Business:
  Credit Agreement                                                   (w)    3,030.3             --

 Cablecom:
  Term Loan Facility                                                 (x)    1,666.4             --
  Revolving Facility                                                 (x)      320.9             --
  Other                                                                        15.3             --

NTL Communications:
  12-3/4% Senior Deferred Coupon Notes                               (b)      277.8            268.1
  11-1/2% Senior Deferred Coupon Notes                               (c)    1,040.5            930.4
  10% Senior Notes                                                   (d)      400.0            400.0
  9-1/2% Senior Sterling Notes, less unamortized discount            (e)      186.5            201.4
  10-3/4% Senior Deferred Coupon Sterling Notes                      (f)      353.6            343.7
  9-3/4% Senior Deferred Coupon Notes                                (g)    1,048.5            952.8
  9-3/4% Senior Deferred Coupon Sterling Notes                       (h)      360.8            354.4
  11-1/2% Senior Notes                                               (i)      625.0            625.0
  12-3/8% Senior Deferred Coupon Notes                               (j)      323.6            287.0
  7% Convertible Subordinated Notes                                  (k)      599.3            599.3
  Variable Rate Redeemable Guaranteed Loan Notes                     (l)       --               76.8
  9-1/4% Senior Euro Notes                                           (m)      234.7            252.3
  9-7/8% Senior Euro Notes                                           (n)      328.6            353.2
  11-1/2% Senior Deferred Coupon Euro Notes                          (o)      127.9            123.1
  11-7/8% Senior Notes, less unamortized discount                    (p)      489.6             --

 NTL Communications Limited:
  Credit Agreement                                                   (w)      375.3             --

 NTL Triangle:
  11.2% Senior Discount Debentures                                   (q)      517.3            467.3
  Other                                                                         5.2              8.0

Diamond:
  13-1/4% Senior Discount Notes                                      (r)      285.1            285.1
  11-3/4% Senior Discount Notes                                      (s)      531.0            476.2
  10-3/4% Senior Discount Notes                                      (t)      373.9            336.9
  10% Senior Sterling Notes                                          (u)      201.9            218.1
  9-1/8% Senior Notes                                                (v)      110.0            110.0
  Other                                                                         6.0             11.5
                                                                          --------------------------
                                                                           15,056.7          8,880.6
Less current portion                                                           12.6             82.6
                                                                          --------------------------
                                                                          $15,044.1        $ 8,798.0
                                                                          ==========================

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

8.     LONG-TERM DEBT (CONTINUED)

(a) 5-3/4% Convertible Notes due December 15, 2009, principal amount at maturity of $1,200.0 million, interest payable semiannually beginning on June 15, 2000, redeemable at the Company's option, on or after December 18, 2002, convertible into shares of common stock at a conversion price of $108.18 per share (there are approximately 11.1 million shares of common stock reserved for issuance upon conversion);

(b) 12-3/4% Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from October 15, 2000, redeemable at the Company's option on or after April 15, 2000;

(c) 11-1/2% Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually beginning on August 1, 2001, redeemable at the Company's option on or after February 1, 2001;

(d) 10% Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company's option on or after February 15, 2002;

(e) 9-1/2% Sterling Notes due April 1, 2008, principal amount at maturity of (pound sterling) 125.0 million ($186.9 million), interest payable semiannually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

(f) 10-3/4% Sterling Notes due April 1, 2008, principal amount at maturity of (pound sterling) 300.0 million ($448.7 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(g) 9-3/4% Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(h) 9-3/4% Sterling Notes due April 15, 2009, principal amount at maturity of (pound sterling) 330.0 million ($493.5 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

(i) 11-1/2% Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company's option on or after October 1, 2003;

(j) 12-3/8% Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company's option on or after October 1, 2003;

(k) 7% Convertible Notes due December 15, 2008, principal amount at maturity of $599.3 million, interest payable semiannually from June 15, 1999, convertible into shares of common stock at a conversion price of $39.20 per share, redeemable at the Company's option on or after December 15, 2001 (there are approximately 15.3 million shares of common stock reserved for issuance upon conversion);

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

8.     LONG-TERM DEBT (CONTINUED)

(l) Variable Rate Redeemable Guaranteed Notes due January 5, 2002, principal amount at maturity of IR pound 60.0 million after redemption of IR pound
       20.0 million ($25.7 million) in 1999 using cash held in escrow, remainder redeemed in March 2000 ($73.7 million) using cash held in escrow;

(m) 9-1/4% Euro Notes due November 15, 2006, principal amount at maturity of euro 250.0 million ($234.7 million), interest payable semiannually from May 15, 2000;

(n) 9-7/8% Euro Notes due November 15, 2009, principal amount at maturity of euro 350.0 million ($328.6 million), interest payable semiannually from May 15, 2000, redeemable at the Company's option on or after November 15, 2004;

(o) 11-1/2% Deferred Euro Notes due November 15, 2009, principal amount at maturity of euro 210.0 million ($197.1 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;

(p) 11-7/8% Notes due October 1, 2010, issued in October 2000, principal amount at maturity of $500.0 million, interest payable semiannually beginning on April 1, 2001, redeemable at the Company's option on or after October 1, 2005;

(q) 11.2% Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually beginning on May 15, 2001, redeemable at NTL Triangle's option after November 15, 2000;

(r) 13-1/4% Notes due September 30, 2004, principal amount at maturity of $285.1 million, interest payable semiannually from March 31, 2000, redeemable at Diamond's option after September 30, 1999;

(s) 11-3/4% Notes due December 15, 2005, principal amount at maturity of $531.0 million, interest payable semiannually beginning on June 15, 2001, redeemable at Diamond's option on or after December 15, 2000;

(t) 10-3/4% Notes due February 15, 2007, principal amount at maturity of $420.5 million, interest payable semiannually beginning on August 15, 2002, redeemable at Diamond's option on or after December 15, 2002;

(u) 10% Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of (pound sterling) 135.0 million ($201.9 million), interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003; and

(v) 9-1/8% Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003.

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

8.     LONG-TERM DEBT (CONTINUED)


The indentures governing the notes contain restrictions relating to, among other things: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) dividend and other payment restrictions and (iii) mergers, consolidations and sales of assets.

During 2000, 1999 and 1998, the Company recognized $473.4 million, $451.4 million and $232.7 million, respectively, of original issue discount as interest expense.

In addition to the notes described above, subsidiaries of the Company have the following bank credit agreements outstanding:

(w) In May 2000, NTL Business Limited ("NTL Business") and NTL Communications Limited ("NTLCL"), wholly-owned indirect subsidiaries of the Company, entered into a (pound sterling)2,500.0 million ($3,738.8 million) credit agreement in connection with the ConsumerCo acquisition. As of December 31, 2000, NTL Business had (pound sterling)2,026.3 million ($3,030.3 million) and NTLCL had (pound sterling)250.9 million ($375.3 million) outstanding under the credit agreement. Interest is payable at least every six months at LIBOR plus a margin rate of 2.25% per annum, which is subject to adjustment based on the ratio of EBITDA to finance charges of the UK Group. The effective rate of interest at December 31, 2000 was 8.283%. The unused portion of the commitment is available for refinancing ConsumerCo indebtedness and for working capital requirements of the UK Group. For purposes of this credit agreement, Diamond and subsidiaries and NTL Triangle and subsidiaries and certain other entities are excluded from the UK Group. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized. Principal is due in six quarterly installments beginning on June 30, 2004. The credit agreement contains various financial and other covenants with respect to the UK Group, and restrictions on dividends and distributions by the UK Group.

       NTLCL entered into a (pound sterling)1,300.0 million ($1,944.2 million) credit agreement with a group of banks dated May 30, 2000. Pursuant to the credit agreement, in connection with the issuance in October 2000 of $500.0 million aggregate principal amount of NTL Communications Corp. ("NTL Communications") (a wholly-owned subsidiary of NTL Delaware) 11-7/8% notes, the issuance in January 2001 of euro 200.0 million aggregate principal amount of NTL Communications 12-3/8% Euro notes and the issuance in February 2001 of euro 100.0 million aggregate principal amount of NTL Communications 12-3/8% Euro notes, the commitment was reduced by pound sterling255.1 million ($381.4 million). As of December 31, 2000, there were no amounts borrowed under this agreement. NTLCL and other members of the UK Group (as defined above) may utilize the proceeds under this credit agreement to finance the working capital requirements of the UK Group, provided that in no event shall the proceeds be used for a purpose other than to finance the construction, capital expenditure and working capital needs of a cable television or telephone or telecommunications business, or a related business, in the United Kingdom or Ireland. Interest is payable at least every six months at LIBOR plus a margin rate of 4.5% per annum. The margin rate shall increase by 0.5% on the three month anniversary of the initial advance and by an additional 0.5% on each subsequent three month anniversary, up to a maximum total interest rate of 16% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006. The credit agreement contains various financial and other covenants with respect to the UK Group, and restrictions on dividends and distributions by the UK Group.

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

8.     LONG-TERM DEBT (CONTINUED)

(x) In March 2000, the Company borrowed CHF 2,700.0 million ($1,666.4 million) under its term loan facility in connection with the acquisition of Cablecom. Interest is payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment after March 2001 based on Cablecom's ratio of senior debt to EBITDA. The effective rate of interest at December 31, 2000 was 6.03%. Principal is due over six years in quarterly installments beginning on March 31, 2004. Cablecom has the option to draw on a revolving loan facility up to an additional CHF 1,400.0 million ($864.1 million). The revolving facility is intended to finance operating expenses, working capital and other capital expenditures of Cablecom and subsidiaries and for their general corporate financing requirements. As of December 31, 2000, Cablecom had borrowed CHF 520.0 million ($320.9 million) under the revolving loan facility with an effective rate of interest of 6.02%. The revolving facility is available until May 2003. The interest rate, interest payment requirements and principal payments for the revolving facility are the same as for the term loan facility. The revolving facility includes a commitment fee of 0.75% payable quarterly on the unused portion of the revolving facility commitment, which is reduced to 0.50% when over 50% of the commitment is utilized. The term loan facility and the revolving facility contain various financial and other covenants with respect to Cablecom and subsidiaries, and restrictions on dividends and distributions by Cablecom subsidiaries.

In September 1999, NTL Triangle repaid at maturity the $21.5 million due under its notes payable to Comcast U.K. Holdings, Inc.

In connection with the Cablelink acquisition, the Company issued $704.6 million principal amount Senior Increasing Rate Notes due 2000. In November 1999, the Company received net proceeds of $720.7 million from the issuance of the 9-1/4% Euro Notes, the 9-7/8% Euro Notes and the 11-1/2% Deferred Euro Notes, of which $716.5 million was used to repay the Senior Increasing Rate Notes plus accrued interest. The Company recorded an extraordinary loss from the early extinguishment of the notes of $3.0 million in 1999.

In connection with an acquisition, the Company borrowed an aggregate of (pound sterling) 475.0 million under a bank credit facility. In November 1998, the Company received net proceeds of $849.0 million from the issuance of the 11-1/2% Notes and the 12-3/8% Notes, a substantial portion of which was used to repay the $799.0 million outstanding under the bank loan. The Company recorded an extraordinary loss from the early extinguishment of the bank loan of $18.6 million in 1998.

In October 1998, the Company redeemed its 10-7/8% Senior Deferred Coupon Notes with an accreted value of $211.0 million for cash of $218.0 million. The Company recorded an extraordinary loss from the early extinguishment of the 10-7/8% Notes of $12.1 million in 1998, which included approximately $4.8 million of unamortized deferred financing costs.

In 1998, the Company required consents from the holders of some of its notes to modify certain indenture provisions in order to proceed with an acquisition. In October 1998, the Company paid $11.3 million in consent payments and issued warrants to purchase 1.2 million shares of common stock in lieu of additional consent payments of $10.1 million.

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

8.  LONG-TERM DEBT (CONTINUED)

Primarily all of the notes issued by NTL Communications, as well as the bank credit facilities, restrict the payment of cash dividends and loans to the Company. At December 31, 2000, restricted net assets were approximately $7,623.8 million.

Long-term debt repayments are due as follows (in millions):

                 Year ending December 31:
                    2001                                      $12.6
                    2002                                       10.8
                    2003                                        8.4
                    2004                                      500.3
                    2005                                    4,219.9
                    Thereafter                             11,046.8
                                                          ---------
                                                          $15,798.8
                                                          =========

In January and February 2001, NTL Communications issued euro 300.0 million ($281.6 million) aggregate principal amount of 12-3/8% Senior Euro Notes due February 1, 2008. NTL Communications received proceeds of approximately $275.3 million after underwriters' discount and commissions and other fees. Interest is payable semiannually in cash at a rate of 12-3/8% per annum beginning on August 1, 2001. These notes may not be redeemed by NTL Communications except in limited circumstances.

On February 21, 2001, as required by the NTL Business and NTLCL credit agreement, NTL Communications completed a transaction whereby it acquired the entire issued share capital of NTL (CWC Holdings) Limited (the entity that owns ConsumerCo) from NTL Incorporated and the entire issued share capital of NTL Business from NTL Delaware in exchange for shares of its common stock. As a result of this transaction, ConsumerCo and NTL Business became subsidiaries of NTL Communications.

9.    REDEEMABLE PREFERRED STOCK

In March 2000, the Company received $1,850.0 million in cash from France Telecom and a group of commercial banks in exchange for 1.9 million shares of its redeemable 5% Cumulative Preferred Stock (the "5% Redeemable Preferred Stock"). The holders of the 5% Redeemable Preferred Stock other than any commercial banks or their affiliates (a "Qualified Holder") may at any time after September 2000 elect, subject to certain conditions, for the 5% Redeemable Preferred Stock to be exchanged for up to a 50% interest in a new company which will own certain or all of the Company's broadband communications, broadcast and cable television interests in Continental Europe outside of France. Under certain circumstances, at the Company's option, any portion of the Company's obligation that may not be satisfied by the exchange may be satisfied in a security convertible into the Company's common stock or cash. Dividends on the 5% Redeemable Preferred Stock are cumulative on a quarterly basis and are payable in additional shares of 5% Redeemable Preferred Stock in March 2002. As of December 31, 2000, the Company has accrued $71.3 million for dividends. The 5% Redeemable Preferred Stock has a liquidation right of $1,000 per share plus accrued and unpaid dividends. The 5% Redeemable Preferred Stock may be redeemed for cash in March 2002 at the option of a Qualified Holder.

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

9.  REDEEMABLE PREFERRED STOCK (CONTINUED)

In February 1997, the Company issued 100,000 shares of its 13% Senior Redeemable Exchangeable Preferred Stock (the "Redeemable Preferred Stock"). The Company received net proceeds of $96.6 million after discounts and commissions from the issuance of the Redeemable Preferred Stock. Discounts, commissions and other fees incurred of $3.7 million were recorded as unamortized discount at issuance. Dividends accrue at 13% per annum ($130 per share) and are payable quarterly in arrears. Dividends accruing on or prior to February 15, 2004 may, at the option of the Company, be paid in cash, by the issuance of additional Redeemable Preferred Stock or in any combination of the foregoing. As of December 31, 2000, the Company has accrued $64.4 million for dividends and has issued approximately 62,000 shares for $61.7 million of such accrued dividends. The Redeemable Preferred Stock may be redeemed, at the Company's option, in whole or in part, at any time on or after February 15, 2002 at a redemption price of 106.5% of the liquidation preference of $1,000 per share that declines annually to 100% in 2005, in each case together with accrued and unpaid dividends to the redemption date. The Redeemable Preferred Stock is subject to mandatory redemption on February 15, 2009. On any scheduled dividend payment date, the Company may, at its option, exchange all of the shares of Redeemable Preferred Stock then outstanding for the Company's 13% Subordinated Exchange Debentures due 2009 (the "Subordinated Debentures").

The Subordinated Debentures, if issued, will bear interest at a rate of 13% per annum, payable semiannually in arrears on February 15 and August 15 of each year commencing with the first such date to occur after the date of exchange. Interest accruing on or prior to February 15, 2004 may, at the option of the Company, be paid in cash, by the issuance of additional Subordinated Debentures or in any combination of the foregoing. The Subordinated Debentures will be redeemable, at the Company's option, in whole or in part, on or after February 15, 2002 at a redemption price of 106.5% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date.

The changes in the number of shares of Redeemable Preferred Stock were as follows:

                                                                        13%                 5%
                                                                      ----------------------------
Balance, December 31, 1997                                            110,000                    -
Issued for dividends                                                   15,000                    -
                                                                      ----------------------------
Balance, December 31, 1998                                            125,000                    -
Issued for dividends                                                   17,000                    -
                                                                      ----------------------------
Balance, December 31, 1999                                            142,000                    -
Issued for cash                                                             -            1,850,000
Issued for dividends                                                   20,000                    -
                                                                      ----------------------------
Balance, December 31, 2000                                            162,000            1,850,000
                                                                      ============================

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

10.   OTHER CHARGES INCLUDING RESTRUCTURING CHARGES

Other charges of $92.7 million in 2000 include restructuring costs of $65.9 million and information technology integration costs of $26.8 million. Restructuring costs relate to the Company's announcement in November 2000 of its completion of a consolidation review. Based on a comprehensive review of the combined company following the acquisition of ConsumerCo and the integration of several other acquired businesses, the Company identified significant efficiency improvements and cost savings. The restructuring provision includes employee severance and related costs of $47.9 million for approximately 2,300 employees to be terminated and lease exit costs of $18.0 million. As of December 31, 2000, approximately 360 of the employees had been terminated. None of the provision had been utilized through December 31, 2000. The information technology integration costs of $26.8 million were incurred for the integration of acquired companies' information technology.

Other charges of $16.2 million in 1999 were incurred for the cancellation of certain contracts. Other charges of $4.2 million reversed in 1998 were the result of changes to a restructuring reserve that was recorded in 1997.

11.   INCOME TAXES

The benefit for income taxes consists of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                      2000            1999            1998
                                                   ---------        ---------     ---------
                                                                 (in millions)
Current:
   Federal                                         $  --           $   1.0         $  --
   State and local                                     0.2             1.0            --
   Foreign                                             0.9            --              --
                                                   ----------------------------------------
Total current                                          1.1             2.0            --
                                                   ----------------------------------------
Deferred:
   Federal                                            --              --              --
   State and local                                    --              --              --
   Foreign                                          (112.1)          (37.3)           (3.3)
                                                   ----------------------------------------
Total deferred                                      (112.1)          (37.3)           (3.3)
                                                   ----------------------------------------
                                                   $(111.0)        $ (35.3)        $  (3.3)
                                                   ========================================

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

11. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:

                                                                    DECEMBER 31,
                                                                2000             1999
                                                                ----             ----
                                                                   (in millions)
Deferred tax liabilities:
   Fixed assets                                             $  100.3         $   66.5
   Intangibles                                                 113.3            107.0
   Depreciation and amortization                               288.8             --
                                                            -------------------------
Total deferred tax liabilities                                 502.4            173.5
Deferred tax assets:
   Net operating losses                                      1,582.4            417.2
   Net deferred interest expense                               198.5            150.1
   Depreciation and amortization                                --              269.9
   Inventory                                                    16.4             --
   Purchase accounting liabilities                             158.5             --
   Other                                                        34.0             15.9
                                                            -------------------------
Total deferred tax assets                                    1,989.8            853.1
Valuation allowance for deferred tax assets                 (1,692.8)          (757.3)
                                                            -------------------------
Net deferred tax assets                                        297.0             95.8
                                                            -------------------------
Net deferred tax liabilities                                $  205.4         $   77.7
                                                            =========================

At December 31, 2000, the Company had a valuation allowance against its deferred tax assets to the extent it was not more likely than not that such assets would be realized in the future. At December 31, 2000, the valuation allowance includes approximately $565.0 million, which, if realized, would be accounted for as a reduction to goodwill or an increase in additional paid-in capital.

At December 31, 2000, the Company had net operating loss carryforwards of approximately $700.0 million for U.S. federal income tax purposes that expire in varying amounts commencing in 2009. This excludes net operating loss carryforwards of companies that are resident in both the U.S. and the United Kingdom. The Company also has United Kingdom net operating loss carryforwards of approximately $4,000.0 million that have no expiration date. Pursuant to United Kingdom law, these net operating losses are only available to offset income of the separate entity that generated the loss. A portion of the United Kingdom net operating loss carryforward relates to dual resident companies, of which the U.S. net operating loss carryforward amount is approximately $1,000.0 million.

In 2000, the Internal Revenue Service completed its federal income tax audit of the Company for the years 1993, 1994 and 1995. The audit resulted in a reduction in U.S. net operating loss carryforwards that had no material impact on the Company. The Company is currently undergoing a U.S. federal income tax audit for the years 1996 and 1997. The Company does not expect that the audit adjustments will have a material adverse effect on its financial position, results of operations or cash flows.

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

11. INCOME TAXES (CONTINUED)

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                   2000             1999            1998
                                                                                   ----             ----            ----
                                                                                              (in millions)
(Benefit) at federal statutory rate (35%)                                      $(1,076.1)       $ (269.9)       $ (188.3)
Add:
   Foreign losses with no benefit                                                 815.7            110.2            87.9
   U.S. losses with no benefit                                                    149.3            123.7            97.1
   State and local income tax, net of federal benefit                               0.1              0.7            --
                                                                               ------------------------------------------
                                                                               $ (111.0)        $  (35.3)       $   (3.3)
                                                                               ==========================================

12.    FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

   Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets approximate fair value.

   Long-term debt: The carrying amounts of the bank credit facilities and Variable Rate Notes approximate their fair values. The fair values of the Company's other debt in the following table are based on the quoted market prices.

   Redeemable Preferred Stock: The fair value of the 13% redeemable preferred stock is based on the quoted market price. The fair value of the 5% redeemable preferred stock is estimated using discounted cash flow analysis based on the company's current borrowing rate for similar types of arrangements.

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

12. FINANCIAL INSTRUMENTS (CONTINUED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                             DECEMBER 31, 2000                     DECEMBER 31, 1999
                                                         ------------------------           ------------------------------
                                                          CARRYING                          CARRYING
                                                           AMOUNT      FAIR VALUE             AMOUNT           FAIR VALUE
                                                         ------------------------           ------------------------------
                                                                                 (in millions)
    Cash and cash equivalents                              $579.4         $579.4            $2,597.2            $2,597.2
    Long-term debt:
       5-3/4% Convertible Notes                           1,200.0          582.0             1,200.0             1,290.0
       Credit Agreement                                   3,405.6        3,405.6                 -                   -
       Term Loan and Revolving Facilities                 1,987.3        1,987.3                 -                   -
       12-3/4% Notes                                        277.8          255.6               268.1               278.5
       11-1/2% Notes                                      1,040.5          913.5               930.4               950.3
       10% Notes                                            400.0          348.0               400.0               414.0
       9-1/2% Sterling Senior Notes                         186.5          154.2               201.4               196.9
       10-3/4% Sterling Notes                               353.6          242.3               343.7               327.2
       9-3/4% Notes                                       1,048.5          715.0               952.8               913.3
       9-3/4% Sterling Notes                                360.8          214.7               354.4               313.3
       11-1/2% Notes                                        625.0          556.3               625.0               682.8
       12-3/8% Notes                                        323.6          252.0               287.0               319.5
       7% Convertible Notes                                 599.3          470.5               599.3             1,582.2
       Variable Rate Notes                                    -              -                  76.8                76.8
       9-1/4% Euro Notes                                    234.7          207.7               252.3               254.8
       9-7/8% Euro Notes                                    328.6          269.4               353.2               356.8
       11-1/2% Euro Deferred Notes                          127.9           99.6               123.1               125.0
       11-7/8% Senior Notes                                 489.6          445.0                 -                   -
       11.2% Debentures                                     517.3          439.7               467.3               486.3
       13-1/4% Notes                                        285.1          270.8               285.1               305.4
       11-3/4% Notes                                        531.0          467.3               476.2               499.1
       10-3/4% Notes                                        373.9          281.7               336.9               340.6
       10% Sterling Notes                                   201.9          161.5               218.1               218.1
       9-1/8% Notes                                         110.0           89.7               110.0               108.9
    Redeemable Preferred Stock:
        13% Redeemable Preferred Stock                      161.9          121.3               141.8               154.4
        5% Preferred Stock                                1,921.3        1,781.8                 -                   -

The Company has derivative financial instruments for purposes other than trading as follows. In 2000, the Company entered into cross currency swaps to hedge exposure to movements in the British pound/U.S. dollar exchange rate, and a number of zero cost collars to hedge exposure to the floating interest rates on the Cablecom bank credit facility. The notional amount of the cross currency swaps was (pound sterling) 35.0 million at December 31, 2000. These swaps have payment dates in 2001 that match interest payment dates for a portion of the NTL Communications notes. The fair value of the swaps at December 31, 2000 was $(2.2) million based on quoted market prices for comparable instruments. The notional amount of the zero cost collars was CHF 1,200.0 million at December 31, 2000. These collars have semiannual payment dates and mature in September 2004. The fair value of the collars at December 31, 2000 was $(6.8) million based on quoted market prices for comparable instruments.

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

13.    RELATED PARTY TRANSACTIONS

The Company provided management, financial, legal and technical services to Cellular Communications International, Inc. ("CCII") and Cellular Communications of Puerto Rico, Inc. ("CCPR"). Certain officers and directors of the Company were officers and directors of CCII and CCPR.

In 1998, the Company charged CCPR, CCII and CoreComm Limited ("CoreComm") (which was formed in 1998 and has certain common officers and directors with the Company) $1.1 million, $1.0 million and $0.3 million, respectively, for direct costs where identifiable and a fixed percentage of its corporate overhead. In the fourth quarter of 1999, CoreComm began charging the Company a percentage of its office rent and supplies expense. In 1999, the Company charged CCPR, CCII and CoreComm $0.7 million, $0.4 million and $2.3 million, respectively, for direct costs where identifiable and a fixed percentage of its corporate overhead, net of CoreComm's charges to the Company. Charges to CCPR and to CCII ceased in 1999 due to each of them being acquired and a resulting termination of services. In 2000, the Company charged CoreComm $0.9 million for direct costs where identifiable and a fixed percentage of its corporate overhead, net of CoreComm's charges to the Company. These charges reduced corporate expenses in 2000, 1999 and 1998. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management of the Company, the allocation methods are reasonable.

The Company obtains billing and software development services from CoreComm. CoreComm billed the Company $5.9 million, $4.6 million and $2.9 million in 2000, 1999 and 1998, respectively, for these services. In addition, CoreComm billed the Company $6.7 million in October 2000 for services to be rendered from January to September 2001. In March 2000, the Company and CoreComm announced that they had entered into an agreement to link their networks in order to create an international Internet backbone. In November 2000, CoreComm billed the Company $9.1 million primarily for usage of the network in 2001.

At December 31, 2000 and 1999, the Company had a payable to CoreComm of $17.1 million and a receivable from CoreComm of $0.5 million, respectively.

14.    SHAREHOLDERS' EQUITY

STOCK SPLITS

In September 1999, the Company declared a 5-for-4 stock split by way of a stock dividend with respect to its common stock. The record date for this dividend was October 4, 1999 and the payment date was October 7, 1999. In January 2000, the Company declared a 5-for-4 stock split by way of a stock dividend with respect to its common stock. The record date for this dividend was January 31, 2000 and the payment date was February 3, 2000. Common stock amounts in the notes to consolidated financial statements and all per share data have been adjusted to reflect the stock splits.

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

14.  SHAREHOLDERS' EQUITY (CONTINUED)

SALES OF PREFERRED STOCK, COMMON STOCK AND WARRANTS

In May 2000, in connection with the ConsumerCo acquisition, France Telecom paid L1,555.6 million ($2,327.6 million) for 42.2 million shares of the Company's common stock and L1,244.4 million ($1,862.0 million) for 2.0 million shares of the Company's 5% Cumulative Participating Convertible Preferred Stock (the "5% Preferred Stock").

In August 1999, the Company received $1,000.0 million in cash from France Telecom in exchange for 750,000 shares of the Company's 5% Preferred Stock and
4.2 million shares of the Company's common stock.

In January 1999, the Company received $500.0 million in cash from Microsoft Corp. ("Microsoft") in exchange for 500,000 shares of the Company's 5.25% Convertible Preferred Stock (the "5.25% Preferred Stock") and warrants to purchase 1.9 million shares of the Company's common stock at an exercise price of $53.76 per share. Dividends were payable quarterly at the Company's option in cash, common stock or additional shares of preferred stock. The Company issued approximately 25,000 shares of 5.25% Preferred Stock for dividend payments of $24.6 million through December 31, 1999. In February 2000, all of the 5.25% Preferred Stock was converted into 8.3 million shares of the Company's common stock.

SERIES PREFERRED STOCK

In September 1998, the Company issued 125,000 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series A (the "Series A Preferred Stock") in connection with an acquisition. Each share of Series A Preferred Stock had a stated value of $1,000. Cumulative dividends accrued at 9.9% of the stated value per share. Dividends were payable when and if declared by the Board of Directors. In December 1999, all of the outstanding shares of the Series A Preferred Stock were redeemed for cash of $140.8 million, which included $15.5 million for accrued dividends.

In December 1998, the Company issued 52,000 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series B (the "Series B Preferred Stock") in connection with an acquisition. Each share of Series B Preferred Stock had a stated value of $1,000. Cumulative dividends accrued at 9.9% of the stated value per share. Dividends were payable when and if declared by the Board of Directors. In June 2000, all of the outstanding shares of the Series B Preferred Stock were converted into 903,000 shares of the Company's common stock.

The 5% Preferred Stock has a stated value of $1,000 per share, is convertible into common stock at a conversion price of $80 per share and is redeemable ten years from the issue date, at the Company's option, for cash, shares of common stock or a combination of both. The 5% Preferred Stock may be redeemed by the Company on the earlier of seven years from the issue date or the date that is both four years from the issue date and after the Company's common stock has traded above $96 per share for 25 consecutive trading days. Dividends are payable quarterly at the Company's option in cash, common stock or additional shares of 5% Preferred Stock. The Company issued 108,000 shares of 5% Preferred Stock for dividend payments of $108.1 million through December 31, 2000.

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

14.  SHAREHOLDERS' EQUITY (CONTINUED)

At December 31, 2000, the Company's preferred stock would have been redeemable or convertible into an aggregate of 35.7 million shares of the Company's common stock.

The changes in the number of shares of Series Preferred Stock, excluding the Redeemable Preferred Stock, were as follows:

                                     Convertible         9.9%              9.9%
                                       Series A        Series A          Series B            5.25%              5%
                                     --------------------------------------------------------------------------------
Balance, December 31, 1997                780              --                --                --                --
Conversion into common stock             (780)             --                --                --                --
Issued for acquisitions                  --             125,000            52,000              --                --
                                     --------------------------------------------------------------------------------
Balance, December 31, 1998               --             125,000            52,000              --                --
Issued for cash                          --                --                --             500,000           750,000
Issued for dividends                     --                --                --              25,000             5,000
Redemption                               --            (125,000)             --                --                --
                                     --------------------------------------------------------------------------------
Balance, December 31, 1999               --                --              52,000           525,000           755,000
Issued for cash                          --                --                --                --           2,000,000
Issued for dividends                     --                --                --               3,000           103,000
Conversion into common stock             --                --             (52,000)         (528,000)             --
                                     --------------------------------------------------------------------------------
Balance, December 31, 2000               --                --                --                --           2,858,000
                                     ================================================================================

WARRANTS

The Company has the following warrants outstanding as of December 31, 2000: (a) warrants to purchase an aggregate of 243,000 shares of common stock at $15.22 per share issued in 1996 that expire in 2006 (256,000 were originally issued),
(b) warrants to purchase an aggregate of 997,000 shares of common stock at $27.77 per share issued in 1998 that expire in 2008 (1,197,000 were originally issued) and (c) warrants to purchase an aggregate of 1,875,000 shares of common stock at $53.76 per share issued in 1999 that expire in 2004 (1,875,000 were originally issued).

SHAREHOLDER RIGHTS PLAN

The Rights Agreement provides that .48 of a Right will be issued with each share of common stock issued on or after October 13, 1993. The Rights are exercisable upon the occurrence of certain potential takeover events and will expire in October 2003 unless previously redeemed by the Company. When exercisable, each Right entitles the owner to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock ("Rights Preferred Stock") at a purchase price of $100.

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

14.  SHAREHOLDERS' EQUITY (CONTINUED)

The Rights Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $.01 per share and will be entitled to an aggregate dividend of 208.33 times the dividend, if any, declared per share of common stock. In the event of liquidation, the holders of Rights Preferred Stock will be entitled to a minimum preferential liquidation payment of $1 per share and will be entitled to an aggregate payment of 208.33 times the payment made per share of common stock. Each share of Rights Preferred Stock will have 208.33 votes and will vote together with the common stock. In the event of any merger, consolidation or other transaction in which shares of common stock are changed or exchanged, each share of Rights Preferred Stock will be entitled to receive 208.33 times the amount received per share of common stock. The Rights are protected by customary antidilution provisions.

STOCK OPTIONS

There are 3,381,000 shares and 10,396,000 shares of common stock reserved for issuance under the 1991 Stock Option Plan and the 1993 Stock Option Plan, respectively. These plans provide that incentive stock options ("ISOs") be granted at the fair market value of the Company's common stock on the date of grant, and nonqualified stock options ("NQSOs") be granted at not less than 85% of the fair market value of the Company's common stock on the date of grant. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remains an employee of the Company. Options will expire ten years after the date of the grant. No additional options will be granted under these plans.

There are 156,000 shares and 500,000 shares of common stock reserved for issuance under 1991 and 1993 Non-Employee Director Stock Option Plans, respectively. Under the terms of these plans, options will be granted to members of the Board of Directors who are not employees of the Company or any of its affiliates. These plans provide that all options be granted at the fair market value of the Company's common stock on the date of grant, and options will expire ten years after the date of the grant. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each subsequent anniversary of the grant date while the optionee remains a director of the Company. Options will expire ten years after the date of the grant. No additional options will be granted under these plans.

There are 83,438,000 shares of common stock reserved for issuance under the 1998 Non-Qualified Stock Option Plan, and there are 31,478,000 shares available for issuance at December 31, 2000. The exercise price of a NQSO shall be determined by the Compensation and Option Committee. Options are generally exercisable ratably over five to ten years while the optionee remains an employee of the Company. Options will expire ten years after the date of the grant.

In September 2000, the Board of Directors approved modifications to certain stock options granted to employees in November 1999 through May 2000. Options to purchase an aggregate of approximately 16.5 million shares of the Company's common stock with a weighted average exercise price of $64.39 per share were modified such that the exercise price was reduced to $44.50 per share and the vesting schedule was delayed and/or lengthened. This change did not affect the exercise price of options granted to the Chairman of the Board, the Chief Executive Officer and the Company's Directors. In accordance with APB No. 25 and related interpretations, the Company is accounting for these options as a variable plan beginning in September 2000. The Company will recognize non-cash compensation expense for the difference between the quoted market price of the Company's common stock and the exercise price of the vested options while the options remain outstanding.

In December 2000, the Board of Directors approved the rescission of the exercise of ISOs for 156,000 shares of the Company's common stock, and the Company returned cash of $1.1 million. The rescission was accounted for as a modification of the original options that resulted in a new measurement date. On the new measurement date the Company recognized no compensation expense.

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rates of 5.30%, 6.81% and 5.02%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .385, .336 and .331, respectively, and a weighted-average expected life of the option of 10 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

14.    SHAREHOLDERS' EQUITY (CONTINUED)

significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Following is the Company's pro forma information:

                                                                           YEAR ENDED DECEMBER 31,
                                                                   2000             1999             1998
                                                                   ----             ----             ----
                                                                    (in millions, except per share data)
Pro forma net (loss)                                           $(3,220.3)          $(822.7)           $(580.7)
Basic and diluted pro forma net (loss) per share                 $(15.73)          $ (7.51)           $ (9.31)

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

14.  SHAREHOLDERS' EQUITY (CONTINUED)

                                              2000                            1999                            1998
                                   ------------------------------------------------------------------------------------------------


                                     NUMBER OF   WEIGHTED-AVERAGE    NUMBER OF   WEIGHTED-AVERAGE     NUMBER OF    WEIGHTED-AVERAGE
                                      OPTIONS    EXERCISE PRICE       OPTIONS    EXERCISE PRICE        OPTIONS     EXERCISE PRICE
                                   ------------------------------------------------------------------------------------------------
                                   (in millions)                   (in millions)                    (in millions)
Outstanding-beginning of year          29.2           $24.60           25.7           $17.29           12.7            $10.23
Granted                                34.8            54.90            6.4            50.35           13.9             24.06
Exercised                              (2.1)           17.13           (2.6)           15.95           (0.5)            13.59
Forfeited                              (0.5)           83.31           (0.3)           24.22           (0.4)            29.74
                                      -----                           -----                           -----
Outstanding-end of year                61.4           $41.52           29.2           $24.60           25.7            $17.29
                                      =====                           =====                           =====
Exercisable at end of year             16.3           $21.82           12.2           $14.97           11.0            $10.59
                                      =====                           =====                           =====

Weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2000, 1999 and 1998 is $32.19, $30.97 and $13.13 respectively.

The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2000:


                                            STOCK OPTIONS OUTSTANDING               STOCK OPTIONS EXERCISABLE
                                 --------------------------------------------------------------------------------
                                                  WEIGHTED-        WEIGHTED-                          WEIGHTED-
                                                  REMAINING         AVERAGE                            AVERAGE
        RANGE OF              NUMBER             CONTRACTUAL        EXERCISE         NUMBER            EXERCISE
     EXERCISE PRICES        OF OPTIONS              LIFE             PRICE         OF OPTIONS           PRICE
-----------------------------------------------------------------------------------------------------------------
                           (in millions)                                         (in millions)
     $0.12 to $9.36             4.8               2.2 Years        $   5.230          4.8               $   5.230
     $9.72 to $18.40            4.0               5.2 Years         $ 15.012          4.0                $ 15.007
    $19.86 to $27.84           11.9               7.0 Years         $ 23.354          3.7                $ 23.173
    $28.06 to $35.64            0.6               7.9 Years         $ 30.937          0.3                $ 30.946
    $36.12 to $40.19            0.8               9.8 Years         $ 38.756          0.2                $ 38.716
    $42.44 to $47.44           15.8               9.7 Years         $ 44.448          1.2                $ 44.391
    $48.38 to $53.76            5.2               8.2 Years         $ 50.364          1.6                $ 50.383
    $57.60 to $63.63           17.7               9.4 Years         $ 63.421          0.3                $ 59.485
    $68.20 to $75.56            0.2               9.0 Years         $ 75.413          0.1                $ 75.387
    $91.13 to $101.41           0.4               9.2 Years         $ 93.713          0.1                $ 93.713
------------------------------------------                        -----------------------------------------------
    Total                      61.4                                                  16.3
==========================================                        ===============================================

As of December 31, 2000, the Company had 126.6 million shares of its common stock reserved for issuance upon the exercise of warrants and stock options and the conversion of debt and preferred stock.

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

15.  EMPLOYEE BENEFIT PLANS

Certain subsidiaries of the Company operate defined benefit pension plans in the United Kingdom and Switzerland. The assets of the Plans are held separately from those of the Company and are invested in specialized portfolios under the management of an investment group. The pension cost is calculated using the attained age method. The Company's policy is to fund amounts to the defined benefit plans necessary to comply with the funding requirements as prescribed by the laws and regulations in the United Kingdom and Switzerland.

                                                                           YEAR ENDED DECEMBER 31,
                                                                            2000            1999
                                                                            ----            ----
                                                                                (in millions)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                                   $  197.1        $  213.4
Acquisition                                                                  116.9            10.7
Service cost                                                                  16.7            12.0
Interest cost                                                                 16.8            12.0
Actuarial gains                                                               (3.4)          (40.9)
Benefits paid                                                                 (8.3)           (5.2)
Foreign currency exchange rate changes                                       (11.7)           (4.9)
                                                                          ------------------------
Benefit obligation at end of year                                         $  324.1        $  197.1
                                                                          ========================
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                            $  278.4        $  225.3
Acquisition                                                                  133.2            10.1
Actual return on plan assets                                                  15.8            43.1
Company contributions                                                         12.5             7.6
Plan participants' contributions                                               6.2             2.9
Benefits paid                                                                 (8.3)           (5.3)
Foreign currency exchange rate changes                                       (17.6)           (5.3)
                                                                          ------------------------
Fair value of plan assets at end of year                                  $  420.2        $  278.4
                                                                          ========================
Funded status of the plan                                                 $   96.1        $   81.3
Unrecognized net actuarial gains                                             (79.2)          (89.3)
Unrecognized transition obligation                                             6.2             8.1
                                                                          ------------------------
Prepaid benefit cost                                                      $   23.1        $    0.1
                                                                          ========================
Actuarial assumptions:
   Weighted average discount rate                                         4.50% - 6.00%       6.25%
   Weighted average rate of compensation increase                         2.00% - 4.25%       4.50%
   Expected long-term rate of return on plan assets                       5.50% - 7.75%       8.00%

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

    15.  EMPLOYEE BENEFIT PLANS (CONTINUED)

 The components of net pension costs are as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                               2000            1999            1998
                                                               ----            ----            ----
                                                                          (in millions)
Service cost                                                $  16.7         $  12.0         $  13.4
Interest cost                                                  16.8            12.0            14.7
Actual return on plan assets                                  (15.7)          (43.1)          (24.2)
Net amortization and deferral                                 (19.4)           26.8             8.3
                                                            ---------------------------------------
                                                            $  (1.6)        $   7.7         $  12.2
                                                            =======================================

16.  LEASES

Leases for buildings, office space and equipment extend through 2031. Total rental expense for the years ended December 31, 2000, 1999 and 1998 under operating leases was $56.2 million, $36.7 million and $29.4 million, respectively.

Future minimum lease payments under noncancellable operating leases as of December 31, 2000 are as follows (in millions):

                 Year ending December 31:
                    2001                                 $65.5
                    2002                                  61.1
                    2003                                  58.3
                    2004                                  52.0
                    2005                                  47.1
                    Thereafter                           225.2
                                                        ------
                                                        $509.2
                                                        ======

17.    COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2000, the Company was committed to pay approximately $1,340.0 million for equipment and services, which includes approximately $950.0 million for certain operations and maintenance contracts through 2008.

The Company had certain exclusive local delivery operator licenses for Northern Ireland and other franchise areas in the United Kingdom. Pursuant to these licenses, various subsidiaries of the Company were required to make monthly cash payments to the Independent Television Commission ("ITC") during the 15-year license terms. Upon a request by the Company in 1999, the ITC converted all of the Company's fee bearing exclusive licenses to non-exclusive licenses by the end of 1999. In 1999 and 1998, the Company paid $30.1 million and $25.0 million, respectively, in connection with these licenses. Since the Company's liability for the license payments ceased upon the conversion, in 1999 the Company reversed an accrual for franchise fees of $13.6 million.

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

17.  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

A wholly-owned indirect subsidiary of the Company, Premium TV Limited, has entered into media partnerships with various United Kingdom football clubs whereby Premium TV Limited will receive certain marketing and sponsorship rights. Premium TV Limited will provide loan facilities to the clubs, repayable through the issue of shares in the football clubs, as well as provide funding to joint ventures with the clubs. At December 31, 2000, the aggregate commitment was (pound sterling) 56.8 million ($84.9 million). In addition, Premium TV Limited expects to pay fees of up to (pound sterling) 59.0 million ($88.2 million) over five years for the right to enter into a joint venture with the Football League to set-up an Internet portal for all 72 Football League clubs who wish to participate.

In August 2000, the Company announced that it had signed an agreement in partnership with Morgan Stanley Dean Witter Private Equity to buy France Telecom's 49.9% stake in Noos, the leading broadband company in France offering cable television, telephony and Internet services. Pursuant to the agreement, the Company will acquire 27% of Noos for approximately $627.0 million. The Company will issue 12-month redeemable preferred stock to France Telecom for 80% of the $627.0 million consideration and 6-year redeemable preferred stock for the remaining 20%.

The Company is involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

18.  INDUSTRY SEGMENTS

The Company has four reportable segments: Broadcast Services, Consumer Services, Business Services, and Shared Services. The Broadcast Services segment operates in the United Kingdom and Australia and includes digital and analog television and radio broadcasting, rental of antenna space on the Company's owned and leased towers and sites and associated services, and satellite and media services. Consumer Services include telephony, cable television, Internet access and interactive services in regional franchise areas in the United Kingdom, Ireland, France and Switzerland. The Business Services segment operates primarily in the United Kingdom and includes telephony, national and international wholesale carrier telecommunications, and radio communications services to the emergency services community. Shared Services principally include network and information technology management, finance, human resources and facilities management. Shared Services also includes assets and related depreciation and amortization that are not allocated to another segment. In 1998, Shared Services included OCOM Corporation, a subsidiary that operated long distance and microwave transmission businesses in the United States until June 1998.

In 2000, components of the National Telecoms segment became part of the Broadcast Services segment, and the remainder of National Telecoms was renamed Business Services. The rental of antenna space on the Company's owned and leased towers and sites and associated services, and satellite and media services became components of Broadcast Services. The 1999 and 1998 segment information has been reclassified to conform to the 2000 segments. Also, certain goodwill and related amortization was reclassified to Broadcast Services from Shared Services in all of the periods presented.

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

18.  INDUSTRY SEGMENTS (CONTINUED)

The accounting policies of the segments are the same as those described in the Significant Accounting Policies note. The Company's management evaluates segment performance based on various financial and non-financial measurements. The results of operations data utilized in financial measurements are revenues and EBITDA, which is earnings before interest, taxes, depreciation and amortization, corporate expenses, franchise fees, other charges, other gains, foreign currency transactions gains (losses) and extraordinary items. The Company's primary measure of profit or loss is EBITDA. Certain selling, general and administrative expenses are allocated to segments based on revenues. Management does not allocate costs of shared services departments and jointly used assets for purposes of measuring segment performance. The reportable segments are strategic business units that are managed separately and offer different services.

                                                 BROADCAST       CONSUMER         BUSINESS          SHARED           TOTAL
                                                 ---------       --------         --------          ------           -----
                                                                                 (in millions)
YEAR ENDED DECEMBER 31, 2000
Revenues                                           $318.8        $1,819.8          $702.2          $    --         $2,840.8
Depreciation and amortization                        81.4         1,455.7           153.0            432.7          2,122.8
EBITDA (1)                                          151.9           447.6           226.2           (481.6)           344.1
Expenditures for long-lived assets                   91.5         1,469.4           637.8            732.3          2,931.0
Total assets (2)                                  1,051.1        22,339.8         1,525.5          3,467.3         28,383.7
YEAR ENDED DECEMBER 31, 1999
Revenues                                           $297.3          $834.3          $452.5             $-           $1,584.1
Depreciation and amortization                        69.8           528.3            58.8            134.4            791.3
EBITDA (1)                                          150.1           233.5           106.6           (279.3)           210.9
Expenditures for long-lived assets                   74.5           591.3           356.7            131.8          1,154.3
Total assets (3)                                  1,127.6         6,106.5           805.9          4,171.6         12,211.6
YEAR ENDED DECEMBER 31, 1998
Revenues                                           $231.3          $355.6          $157.7             $2.4           $747.0
Depreciation and amortization                        41.7           143.5            17.8             63.1            266.1
EBITDA (1)                                          115.2            67.6            12.3           (119.7)            75.4
Expenditures for long-lived assets                  165.9           413.9           220.4             67.1            867.3
Total assets                                        645.8         3,100.5           406.1          2,041.7          6,194.1

(1) Represents earnings before interest, taxes, depreciation and amortization, franchise fees, other charges, corporate expenses, other gains, foreign currency transaction (losses) gains and extraordinary items.

(2) At December 31, 2000, shared assets included $487.1 million of cash, cash equivalents and marketable securities, $1,815.4 million of goodwill and $1,164.8 million of other assets.

(3) At December 31, 1999, shared assets included $2,669.4 million of cash, cash equivalents and marketable securities, $925.0 million of goodwill and $577.2 million in other assets.

                       NTL Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

    18.  INDUSTRY SEGMENTS (CONTINUED)

The reconciliation of segment combined EBITDA to loss before income taxes and extraordinary item is as follows:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                             2000             1999            1998
                                                                             ----             ----            ----
                                                                                          (in millions)
Segment Combined EBITDA                                                   $  344.1         $  210.9        $   75.4

(Add) Deduct:
 Franchise fees                                                               --               16.5            25.0
 Other charges                                                                92.7             16.2            (4.2)
 Corporate expenses                                                           47.5             29.4            17.1
 Depreciation and amortization                                             2,122.8            791.3           266.1
Interest income and other, net                                                (1.6)           (49.4)          (46.0)
Interest expense                                                           1,036.8            680.7           328.8
Other gains                                                                   --             (493.1)           --
Foreign currency transaction losses (gains)                                  120.6            (12.7)           (4.2)
                                                                         -------------------------------------------
                                                                           3,418.8            978.9           582.6
                                                                         ------------------------------------------
 Loss before income taxes and extraordinary item                         $(3,074.7)        $ (768.0)       $ (507.2)
                                                                         ===========================================

19.  GEOGRAPHIC INFORMATION

                        United States  United Kingdom   Switzerland         Other         Total
                        -------------  --------------   -----------         -----         -----
                                                                  (in millions)
2000
Revenues                 $    --        $ 2,434.8        $   277.3       $   128.7      $ 2,840.8
Long-lived assets             26.7       21,751.7          3,839.8           965.0       26,583.2

1999
Revenues                 $    --        $ 1,508.2        $    --         $    75.9      $ 1,584.1
Long-lived assets              1.6        8,227.6             --             663.8        8,893.0

1998
Revenues                 $     2.4      $   744.6        $    --         $    --        $   747.0
Long-lived assets              1.2        4,988.4             --              --          4,989.6

                                NTL Incorporated

          Schedule I -- Condensed Financial Information of Registrant

                            Condensed Balance Sheet

                               December 31, 2000
                                 (in millions)

ASSETS
Current assets:
   Cash and cash equivalents                                      $69.2
   Marketable securities                                           60.0
   Other                                                            0.9
                                                              ---------
Total current assets                                              130.1

Investments in and loans to subsidiaries                       10,326.9
                                                              ---------
Total assets                                                  $10,457.0
                                                              ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                                                $6.4
Redeemable preferred stock                                      2,083.2

Shareholders' equity:
   Series preferred stock                                           -
   Common stock                                                     2.7
   Additional paid-in capital                                  13,764.7
   Accumulated other comprehensive (loss)                        (448.9)
   (Deficit)                                                   (4,951.1)
                                                              ---------
                                                                8,367.4
                                                              ---------
Total liabilities and shareholders' equity                    $10,457.0
                                                              =========

See accompanying notes.

                                NTL Incorporated

                       Condensed Statement of Operations

             For the Period from May 18, 2000 to December 31, 2000
                                 (in millions)


COSTS AND EXPENSES
Corporate expenses                                                                   $9.4
                                                                                ---------
Operating (loss)                                                                     (9.4)

OTHER INCOME (EXPENSE)
Interest income and other, net                                                       10.9
Foreign currency transaction gains                                                    1.9
                                                                                ---------
Income before income taxes and equity in net (loss) of subsidiaries                   3.4
Income tax expense                                                                   (0.2)
                                                                                ---------
Income before equity in net (loss) of subsidiaries                                    3.2
Equity in net (loss) of subsidiaries                                             (2,966.9)
                                                                                ---------
Net (loss)                                                                       (2,963.7)
Preferred stock dividend                                                           (194.0)
                                                                                ---------
Net (loss) available to common shareholders                                     $(3,157.7)
                                                                                =========

See accompanying notes.

                                NTL Incorporated

                       Condensed Statement of Cash Flows

             For the Period from May 18, 2000 to December 31, 2000
                                 (in millions)

Net cash provided by operating activities                                                   $0.7

INVESTING ACTIVITIES
Purchase of marketable securities                                                          (96.9)
Proceeds from sales of marketable securities                                               202.6
Contribution to subsidiary                                                                  (4.3)
Increase in investments in and loans to subsidiaries                                    (4,229.3)
                                                                                        --------
Net cash (used in) investing activities                                                 (4,127.9)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants                                         6.8
Proceeds from issuance of preferred stock                                                1,862.0
Proceeds from issuance of common stock                                                   2,327.6
                                                                                        --------
Net cash provided by financing activities                                                4,196.4
Increase in cash and cash equivalents                                                       69.2
Cash and cash equivalents at beginning of period                                              --
                                                                                        --------
Cash and cash equivalents at end of period                                                 $69.2
                                                                                        ========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Accretion of dividends and discount on preferred stock                                     $78.1


See accompanying notes.

                                NTL Incorporated

            Schedule I-Condensed Financial Information of Registrant
                     Notes to Condensed Financial Statements

1.     CORPORATE RESTRUCTURING

On May 18, 2000, NTL Incorporated completed a corporate restructuring to create a holding company structure. The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company has taken the name NTL Incorporated (the "Company") and the holding company's subsidiary simultaneously changed its name to NTL (Delaware), Inc.

2.     BASIS OF PRESENTATION

In the Company's condensed financial statements, the Company's investment in subsidiaries is stated at cost plus equity in the undistributed earnings of the subsidiaries. The Company's share of net loss of its subsidiaries is included in net loss using the equity method of accounting. The condensed financial statements should be read in conjunction with the Company's consolidated financial statements.

3.     REDEEMABLE PREFERRED STOCK

Dividends on the 5% Redeemable Preferred Stock (the "5% Redeemable Preferred Stock") are cumulative on a quarterly basis and are payable in additional shares of 5% Redeemable Preferred Stock in March 2002. The holders of the 5% Redeemable Preferred Stock other than any commercial banks or affiliates (a "Qualified Holder") may at any time after September 2000 elect, subject to certain conditions, for the 5% Redeemable Preferred Stock to be exchanged for up to a 50% interest in a new company which will own certain or all of the Company's broadband communications, broadcast and cable television interests in Continental Europe outside of France. Under certain circumstances, at the Company's option, any portion of the Company's obligation that may not be satisfied by the exchange may be satisfied in a security convertible into the Company's common stock or cash. The 5% Redeemable Preferred Stock has a liquidation right of $1,000 per share plus accrued and unpaid dividends. The 5% Redeemable Preferred Stock may be redeemed for cash in March 2002 at the option of a Qualified Holder.

Dividends on the 13% Senior Redeemable Exchangeable Preferred Stock (the "Redeemable Preferred Stock") accrue at 13% per annum ($130 per share) and are payable quarterly in arrears. Dividends accruing on or prior to February 15, 2004 may, at the option of the Company, be paid in cash, by the issuance of additional Redeemable Preferred Stock or in any combination of the foregoing. The Redeemable Preferred Stock may be redeemed, at the Company's option, in whole or in part, at any time after February 15, 2002 at a redemption price of 106.5% of the liquidation preference of $1,000 per share that declines annually to 100% in 2005, in each case together with accrued and unpaid dividends to the redemption date. The Redeemable Preferred Stock is subject to mandatory redemption on February 15, 2009. On any scheduled dividend payment date, the Company may, at its option, exchange all of the shares of Redeemable Preferred Stock then outstanding for the Company's 13% Subordinated Exchange Debentures due 2009.

                                NTL Incorporated

            Schedule I-Condensed Financial Information of Registrant
               Notes to Condensed Financial Statements(continued)


4.     LEASES

Leases for office space extend through 2003. Total rental expense for the period from May 18, 2000 to December 31, 2000 under operating leases was $0.1 million.

Future minimum lease payments under noncancellable operating leases as of December 31, 2000 are $0.1 million, $0.1 million and $0.1 million for the years ending December 31, 2001, 2002 and 2003, respectively.

5.  OTHER

No cash dividends were paid to the registrant by subsidiaries in the period from May 18, 2000 to December 31, 2000.

The Company is a joint obligor for the NTL (Delaware), Inc. 5-3/4% Convertible Subordinated Notes due December 15, 2009 and for the NTL Communications Corp. 7% Convertible Subordinated Notes due December 15, 2008.

                        NTL Incorporated and Subsidiaries

                Schedule II -- Valuation and Qualifying Accounts


                 COL. A                         COL. B                    COL. C                     COL. D              COL. E
---------------------------------------------------------------------------------------------------------------------------------
                                                                        ADDITIONS
                                                                    (1)             (2)
                                              BALANCE AT        CHARGED TO      CHARGED TO        (DEDUCTIONS)/          BALANCE
                                             BEGINNING OF          COSTS           OTHER            ADDITIONS            AT END
               DESCRIPTION                      PERIOD              AND         ACCOUNTS --         DESCRIBE            OF PERIOD
                                                                 EXPENSES        DESCRIBE
Year ended December 31, 2000
   Allowance for doubtful accounts              $85.6             $98.9           $  -             $(43.1)(a)            $141.4
                                             ====================================================================================
Year ended December 31, 1999
   Allowance for doubtful accounts              $38.5             $46.2           $  -               $0.9 (b)             $85.6
                                             ====================================================================================
Year ended December 31, 1998
   Allowance for doubtful accounts               $8.1             $27.3           $  -               $3.1 (c)             $38.5
                                             ====================================================================================


(a) Uncollectible accounts written-off, net of recoveries of $90.4 million and $5.5 million foreign exchange currency translation adjustments, offset by $52.8 million allowance for doubtful accounts as of acquisition dates of purchased subsidiaries.

(b) Uncollectible accounts written-off, net of recoveries of $15.6 million and $1.2 million foreign exchange currency translation adjustments, offset by $17.7 million allowance for doubtful accounts as of acquisition dates of purchased subsidiaries.

(c) Uncollectible accounts written-off, net of recoveries of $9.2 million, offset by $12.2 million allowance for doubtful accounts as of acquisition dates of purchased subsidiaries and $0.1 million foreign currency translation adjustments.