Form 10-Q
period 2001-03-31
NTL INC/DE/
filed 2001-05-15
CIK 1114937

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                  0-30673
                   -------------------------------------------------------------

                                NTL INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      13-4105887
--------------------------------         ---------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

110 East 59th Street,
 New York, New York                                       10022
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

                                 Yes  X    No
                                     ---      ---

The number of shares outstanding of the issuer's common stock as of March 31, 2001 was 276,192,545.

                        NTL Incorporated and Subsidiaries




                                      Index

                                                                             Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets-
         March 31, 2001 and December 31, 2000 .............................    2

         Condensed Consolidated Statements of Operations-
         Three months ended March 31, 2001 and 2000 .......................    4

         Condensed Consolidated Statement of Shareholders' Equity-
         Three months ended March 31, 2001 ................................    5

         Condensed Consolidated Statements of Cash Flows-
         Three months ended March 31, 2001 and 2000 .......................    7

         Notes to Condensed Consolidated Financial Statements .............    8

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ...............................   17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......   28

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .................................   30

SIGNATURES ................................................................   31

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                        NTL Incorporated and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                  (in millions)


                                                                                        MARCH 31,            DECEMBER 31,
                                                                                          2001                   2000
                                                                                      ------------------------------------
                                                                                       (unaudited)            (see note)
ASSETS
Current assets:
   Cash and cash equivalents                                                                 $368.0               $579.4
   Marketable securities                                                                         --                 60.0
   Accounts receivable - trade, less allowance for doubtful accounts of
     $140.5 (2001) and $141.4 (2000)                                                          523.0                729.1
   Other                                                                                      465.2                432.0
                                                                                      ------------------------------------
Total current assets                                                                        1,356.2              1,800.5

Fixed assets, net                                                                          12,230.8             12,693.0
Intangible assets, net                                                                     12,604.4             13,061.0
Other assets, net of accumulated amortization of $96.6
   (2001) and $91.9 (2000)                                                                    859.7                829.2
                                                                                      ------------------------------------
Total assets                                                                              $27,051.1            $28,383.7
                                                                                      ====================================

                        NTL Incorporated and Subsidiaries
                Condensed Consolidated Balance Sheets -- continued
                                  (in millions)


                                                                                        MARCH 31,            DECEMBER 31,
                                                                                          2001                   2000
                                                                                      ------------------------------------
                                                                                       (unaudited)            (see note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                       $423.4                  $506.3
   Accrued expenses and other                                                            1,221.7                 1,280.6
   Accrued construction costs                                                              145.7                   196.9
   Interest payable                                                                        191.9                   151.3
   Deferred revenue                                                                        445.6                   492.8
   Current portion of long-term debt                                                         4.7                    12.6
                                                                                      ------------------------------------
Total current liabilities                                                                2,433.0                 2,640.5

Long-term debt                                                                          15,131.4                15,044.1
Other                                                                                       54.5                    43.1
Commitments and contingent liabilities
Deferred income taxes                                                                      170.9                   205.4
Redeemable preferred stock - $.01 par value, plus accreted
  dividends; liquidation preference $2,115.0; less
  unamortized discount of $2.4 (2001) and $2.5 (2000); issued and
  outstanding 2.0 (2001) and 2.0 (2000) shares                                           2,112.6                 2,083.2

Shareholders' equity:
   Series preferred stock - $0.01 par value;
     authorized 10.0 shares; liquidation preference $2,892.0; issued and
     outstanding 2.9 (2001) and 2.9 (2000) shares                                             --                      --
   Common stock - $.01 par value; authorized 800.0 shares; issued and
     outstanding 276.2 (2001) and 272.1  (2000) shares                                        2.8                     2.7
   Additional paid-in capital                                                           13,876.1                13,764.7
   Accumulated other comprehensive (loss)                                                 (736.2)                 (448.9)
  (Deficit)                                                                             (5,994.0)               (4,951.1)
                                                                                      ------------------------------------
                                                                                         7,148.7                 8,367.4
                                                                                      ------------------------------------
Total liabilities and shareholders' equity                                             $27,051.1               $28,383.7
                                                                                      ====================================

Note:    The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

See accompanying notes.

                        NTL Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (in millions, except per share data)


                                                                                          THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                     -----------------------------
                                                                                        2001               2000
                                                                                     ----------         ----------
REVENUES
Consumer telecommunications and television                                              $623.0             $253.5
Business telecommunications                                                              201.2              158.0
Broadcast transmission and other                                                          82.7               79.4
                                                                                     -----------------------------
                                                                                         906.9              490.9

COSTS AND EXPENSES
Operating expenses                                                                       447.8              227.2
Selling, general and administrative expenses                                             334.3              195.0
Other charges                                                                              7.4                  -
Corporate expenses                                                                        12.5               10.2
Depreciation and amortization                                                            763.2              249.6
                                                                                     -----------------------------
                                                                                       1,565.2              682.0
                                                                                     -----------------------------
Operating (loss)                                                                        (658.3)            (191.1)

OTHER INCOME (EXPENSE)
Interest income and other, net                                                           (33.3)              22.4
Interest expense                                                                        (355.1)            (206.0)
Foreign currency transaction losses                                                      (13.7)             (28.3)
                                                                                     -----------------------------
(Loss) before income tax benefit                                                      (1,060.4)            (403.0)
Income tax benefit                                                                        17.5                5.3
                                                                                     -----------------------------
Net (loss)                                                                            (1,042.9)            (397.7)
Preferred stock dividends                                                                 65.1               18.9
                                                                                     -----------------------------
Net (loss) available to common shareholders                                          $(1,108.0)           $(416.6)
                                                                                     =============================
Basic and diluted net (loss) per common share                                           $(4.04)            $(3.02)
                                                                                     =============================
Weighted average shares                                                                  274.5              137.9
                                                                                     =============================

See accompanying notes.

                        NTL Incorporated and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)
                                  (in millions)


                                                         SERIES PREFERRED STOCK         COMMON STOCK
                                                             $.01 PAR VALUE            $.01 PAR VALUE
                                                           SHARES        PAR          SHARES        PAR
                                                        -------------------------------------------------
Balance, December 31, 2000                                   2.9         $ -           272.1       $2.7
Exercise of stock options                                                                0.7
Conversion of 7% Convertible Notes                                                       3.3        0.1
Accreted dividends on preferred stock
Accretion of discount on preferred stock
Common stock issued for an acquisition                                                   0.1
Comprehensive loss:
Net loss for the three months ended
    March 31, 2001
Currency translation adjustment
Unrealized net losses on investments
Unrealized net losses on derivatives
   Total
                                                        -------------------------------------------------
Balance, March 31, 2001                                      2.9         $ -           276.2       $2.8
                                                        =================================================

                        NTL Incorporated and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                             (Unaudited) - continued
                                  (in millions)


                                                                                      ACCUMULATED OTHER
                                                                                      COMPREHENSIVE LOSS
                                                                           -------------------------------------------
                                                                                          UNREALIZED       UNREALIZED
                                            ADDITIONAL                      FOREIGN           NET              NET
                                             PAID-IN      COMPREHENSIVE     CURRENCY       LOSSES ON        LOSSES ON
                                             CAPITAL          LOSS         TRANSLATION    INVESTMENTS      DERIVATIVES     DEFICIT
                                           -----------------------------------------------------------------------------------------
Balance, December 31, 2000                  $13,764.7                        $(434.7)       $(14.2)                       $(4,951.1)
Exercise of stock options                        10.1
Conversion of 7% Convertible Notes              128.2
Accreted dividends on preferred stock           (31.1)
Accretion of discount on preferred stock         (0.1)
Common stock issued for an acquisition            4.3
Comprehensive loss:
Net loss for three months ended
    March 31, 2001                                         $(1,042.9)                                                      (1,042.9)
Currency translation adjustment                               (279.5)         (279.5)
Unrealized net losses on investments                            (1.7)                         (1.7)
Unrealized net losses on derivatives                            (6.1)                                        $(6.1)
                                                           ----------
     Total                                                 $(1,330.2)
                                           -----------------------------------------------------------------------------------------
Balance, March 31, 2001                     $13,876.1                        $(714.2)       $(15.9)          $(6.1)       $(5,994.0)
                                           =========================================================================================


See accompanying notes.

                        NTL Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (in millions)


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  --------------------------
                                                                                      2001          2000
                                                                                  ------------  ------------
Net cash (used in) operating activities                                             $(101.0)       $(71.5)

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired                                                    --      (3,444.5)
   Payment of deferred purchase price                                                    --          (3.2)
   Purchase of fixed assets                                                          (600.7)       (359.2)
   Increase in other assets                                                           (99.7)       (178.4)
   Purchase of marketable securities                                                     --         (47.2)
   Proceeds from sales of marketable securities                                        60.3         165.9
                                                                                  --------------------------
   Net cash (used in) investing activities                                           (640.1)     (3,866.6)

FINANCING ACTIVITIES
   Proceeds from borrowings, net of financing costs                                   618.1       1,622.4
   Proceeds from issuance of redeemable preferred stock                                  --       1,850.0
   Principal payments                                                                 (82.2)        (75.3)
   Cash released from escrow                                                             --          83.3
   Proceeds from exercise of stock options and warrants                                10.1          27.1
                                                                                  --------------------------
   Net cash provided by financing activities                                          546.0       3,507.5

   Effect of exchange rate changes on cash                                            (16.3)         (5.9)
                                                                                  --------------------------
   Decrease in cash and cash equivalents                                             (211.4)       (436.5)
   Cash and cash equivalents at beginning of period                                   579.4       2,597.2
                                                                                  --------------------------
   Cash and cash equivalents at end of period                                        $368.0      $2,160.7
                                                                                  ==========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest
     exclusive of amounts capitalized                                                $203.6         $90.0
   Income taxes paid                                                                    2.2            --

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
   Accretion of dividends and discount on preferred stock                             $31.2          $7.1
   Conversion of Convertible Notes                                                    128.3            --


See accompanying notes.

                        NTL Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in NTL Incorporated's Annual Report on Form 10-K for the year ended December 31, 2000.

Certain prior period amounts have been reclassified to conform to the current presentation.

Stock options, warrants and convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive.

NOTE B - FIXED ASSETS

Fixed assets consist of:

                                                    MARCH 31,          DECEMBER 31,
                                                      2001                 2000
                                                  -----------------------------------
                                                   (unaudited)
                                                            (in millions)
    Operating equipment                             $11,764.7           $11,753.2
    Other equipment                                   1,208.1             1,145.2
    Construction-in-progress                          1,297.2             1,611.1
                                                  -----------------------------------
                                                     14,270.0            14,509.5
    Accumulated depreciation                         (2,039.2)           (1,816.5)
                                                  -----------------------------------
                                                    $12,230.8           $12,693.0
                                                  ===================================

Depreciation expense for the three months ended March 30, 2001 and 2000 was $335.9 million and $151.2 million, respectively.

                       NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE C - INTANGIBLE ASSETS

Intangible assets consist of:

                                                                                 MARCH 31,         DECEMBER 31,
                                                                                   2001                2000
                                                                               ----------------------------------
                                                                                (unaudited)
                                                                                        (in millions)
    Goodwill, net of accumulated amortization
       of $1,421.5 (2001) and $1,103.6 (2000)                                    $12,136.8          $12,523.0
    License acquisition costs, net of accumulated amortization of
       $227.3 (2001) and $215.8 (2000)                                               121.6              139.2
    Customer lists, net of accumulated amortization
       of $127.5 (2001) and $110.7 (2000)                                            276.4              318.2
    Other intangibles, net of accumulated amortization
        of $15.9 (2001) and $13.8 (2000)                                              69.6               80.6
                                                                               ----------------------------------
                                                                                 $12,604.4          $13,061.0
                                                                               ==================================

In March 2000, the Company acquired the cable assets of the Cablecom Group ("Cablecom") in Switzerland. In May 2000, the Company acquired the consumer cable telephone, Internet and television operations of Cable & Wireless Communications plc in the United Kingdom ("ConsumerCo"). The acquisitions were accounted for as purchases, and accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition.

A significant component of the pro forma results is associated with the acquisition of ConsumerCo. The historical results of ConsumerCo reflect certain intercompany costs and expenses as they were prior to the separation of ConsumerCo which was completed in the second quarter of 2000. These costs and expenses do not necessarily reflect the costs and expenses that would have been incurred had ConsumerCo reported as a separate entity for these periods. Therefore the historical results of ConsumerCo which are included in the pro forma results below are not reflective of results on a going forward basis. The pro forma unaudited consolidated results of operations for the three months ended March 31, 2000 assuming consummation of these transactions as of January 1, 2000 is as follows (in millions, except per share data):


       Total revenue                                            $874.5
       Net (loss)                                               (860.6)
       Basic and diluted net (loss) per common share             (3.50)

Amortization of intangible and other assets charged to expense for the three months ended March 31, 2001 and 2000 was $427.3 million and $98.4 million, respectively.

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE D - REDEEMABLE PREFERRED STOCK

Accrued unpaid dividends on the 5% Redeemable Preferred Stock at March 31, 2001 was $95.3 million. The changes in the number of shares of Redeemable Preferred Stock were as follows:


                                                 13%                 5%
                                            ---------------------------------
Balance, December 31, 2000                     162,000            1,850,000
Issued for dividends                             5,000                   --
                                            ---------------------------------
Balance, March 31, 2001                        167,000            1,850,000
                                            =================================

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE E - LONG-TERM DEBT

Long-term debt consists of:

                                                                   MARCH 31,       DECEMBER 31,
                                                                     2001              2000
                                                                ---------------------------------
                                                                 (unaudited)
                                                                         (in millions)
NTL Delaware:
  5-3/4% Convertible Subordinated Notes                           $ 1,200.0         $ 1,200.0

ConsumerCo:
  Term Loan Facility and other                                           --              21.7

NTL Business:
  Credit Agreement                                                       --           3,030.3

Cablecom:
  Term Loan Facility                                                1,555.2           1,666.4
  Revolving Facility                                                  262.1             320.9
  Other                                                                14.6              15.3

NTL Communications:
  12-3/4% Senior Deferred Coupon Notes                                277.8             277.8
  11-1/2% Senior Deferred Coupon Notes                              1,050.0           1,040.5
  10% Senior Notes                                                    400.0             400.0
  9-1/2% Senior Sterling Notes, less unamortized discount             176.9             186.5
  10-3/4% Senior Deferred Coupon Sterling Notes                       344.4             353.6
  9-3/4% Senior Deferred Coupon Notes                               1,073.6           1,048.5
  9-3/4% Senior Deferred Coupon Sterling Notes                        350.5             360.8
  11-1/2% Senior Notes                                                625.0             625.0
  12-3/8% Senior Deferred Coupon Notes                                333.3             323.6
  7% Convertible Subordinated Notes                                   489.8             599.3
  9-1/4% Senior Euro Notes                                            219.9             234.7
  9-7/8% Senior Euro Notes                                            307.8             328.6
  11-1/2% Senior Deferred Coupon Euro Notes                           123.2             127.9
  11-7/8% Senior Notes, less unamortized discount                     489.9             489.6
  12-3/8% Senior Euro Notes                                           263.8                --

NTL Communications Limited:
  Credit Agreement                                                  3,547.5             375.3
  Other                                                                 2.3                --

NTL Triangle:
  11.2% Senior Discount Debentures                                    517.3             517.3
  Other                                                                 4.5               5.2

Diamond:
  13-1/4% Senior Discount Notes                                       285.1             285.1
  11-3/4% Senior Discount Notes                                       531.0             531.0
  10-3/4% Senior Discount Notes                                       383.8             373.9
  10% Senior Sterling Notes                                           191.6             201.9
  9-1/8% Senior Notes                                                 110.0             110.0
  Other                                                                 5.2               6.0
                                                                ---------------------------------
                                                                   15,136.1          15,056.7
Less current portion                                                    4.7              12.6
                                                                ---------------------------------
                                                                  $15,131.4         $15,044.1
                                                                =================================

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE E - LONG-TERM DEBT (CONTINUED)

In May 2000, NTL Business Limited ("NTL Business") and NTL Communications Limited ("NTLCL"), wholly-owned indirect subsidiaries of the Company, entered into a pound sterling 2,500.0 million ($3,547.5 million) credit agreement in connection with the ConsumerCo acquisition. As of March 31, 2001, there was pound sterling 2,500.0 million ($3,547.5 million) outstanding under the credit agreement. The effective rate of interest at March 31, 2001 was 8.03%.

In March 2000, the Company borrowed CHF 2,700.0 million ($1,555.2 million) under its term loan facility in connection with the acquisition of Cablecom. The effective interest rate at March 31, 2001 was 5.78%. Cablecom has the option to draw on a revolving loan facility up to an additional CHF 1,400.0 million ($806.4 million). As of March 31, 2001, Cablecom had borrowed CHF 455.0 million ($262.1 million) under the revolving loan facility with an effective interest rate of 5.97%.

In January and February 2001, NTL Communications Corp. ("NTL Communications"), a wholly-owned indirect subsidiary of the Company, issued euro 300.0 million ($263.8 million) aggregate principal amount of 12-3/8% Senior Euro Notes due February 1, 2008. NTL Communications received proceeds of approximately $271.9 million after underwriters' discount and commissions and other fees. Interest is payable semiannually in cash at a rate of 12-3/8% per annum beginning on August 1, 2001. These notes may not be redeemed by NTL Communications except in limited circumstances.

In February 2001, $109.5 million principal amount of 7% Convertible Subordinated Notes due December 15, 2008 were converted into 2.8 million shares of the Company's common stock at the applicable conversion price of $39.20 per share. The Company issued as a premium on the conversion an additional 0.5 million shares which were valued at the Company's closing common stock price on the dates of conversion. The premium, which amounted to $17.6 million, is included in interest expense. Additionally accrued and unpaid interest of $1.2 million at the time of the conversion was waived by the holders of the convertible notes.

On February 21, 2001, as required by the NTL Business and NTLCL credit agreement, NTL Communications completed a transaction whereby it acquired the entire issued share capital of NTL (CWC Holdings) Limited (the entity that owns ConsumerCo) from NTL Incorporated and the entire issued share capital of NTL Business from NTL (Delaware), Inc. ("NTL Delaware") in exchange for shares of its common stock. As a result of this transaction, ConsumerCo and NTL Business became subsidiaries of NTL Communications, and NTL Business' interest in the pound sterling 2,500.0 million credit agreement was assigned to a subsidiary of NTLCL.

On March 30, 2001, NTL Australia Pty Limited ("NTLA"), a wholly-owned indirect subsidiary of the Company, entered into a A$350.0 million ($170.8 million) credit agreement with a group of banks. As of April 3, 2001, A$150.0 million ($73.2 million) was outstanding, and in addition A$50.0 million ($24.4 million) is expected to be drawn on May 31, 2001. NTLA may use the proceeds under this credit agreement to repay NTL Delaware (its parent company) for part of its original investment in NTLA as well as funding the development of NTL in Australia and general capital expenditures, working capital

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE E - LONG-TERM DEBT (CONTINUED)

and corporate purposes. Interest is payable at least every six months at the A$ Bank Bill Bid Rate plus a margin of 1.85% per annum, which is subject to adjustment based on the ratio of senior debt to EBITDA of NTLA. The unused portion of the commitment is subject to a commitment fee of 0.6%, which is subject to adjustment based on the ratio of senior debt to EBITDA of NTLA. Principal is due in five semi-annual installments beginning on June 30, 2004. The credit agreement contains various financial and other covenants with respect to NTLA and restrictions on dividends and distributions by NTLA.

On April 27, 2001, the Company received a commitment from a unit of GE Capital for $388.0 million in financing. Subject to definitive documentation and customary closing conditions, GE Capital will provide pound sterling 200.0 million ($283.8 million) through an increase to the pound sterling 2,500.0 million credit agreement of NTLCL. This increase is also subject to the consent of the existing lenders under the credit agreement. The remainder will be in the form of 5.75% convertible notes, convertible into the Company's common stock at a conversion price of $35.00 per share. The Company intends to use approximately half of the proceeds to repay outstanding amounts under the pound sterling 2,500.0 million credit agreement and the remainder for construction, capital expenditure and general corporate purposes.

On May 9, 2001, the Company announced that NTL Communications had priced an issue of $1,000.0 million of 6-3/4% Convertible Senior Notes due May 15, 2008. Interest will be payable semiannually commencing on November 15, 2001. These notes will be convertible into shares of the Company's common stock at the option of the holder after August 13, 2001 at a conversion price of $32.728 per share. After May 20, 2004, the notes will be redeemable, in whole or from time to time in part, at the option of the Company or NTL Communications. The Company will be a co-obligor of the notes on a subordinated basis. The closing of the sale of the notes is expected to occur on May 15, 2001.

NTLCL has a pound sterling 1,300.0 million ($1,844.7 million) credit agreement with a group of banks which is available to finance working capital requirements of the U.K. Group, as defined. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle) LLC and subsidiaries and certain other entities are excluded from the U.K. Group. Pursuant to the credit agreement, in connection with the issuance of NTL Communications notes beginning in October 2000, the commitment was reduced by pound sterling 255.1 million ($362.0 million). Following the issuance of the 6-3/4% Convertible Senior Notes, the commitment will be further reduced by approximately pound sterling 382.1 million ($542.2 million). As of March 31, 2001, there were no amounts borrowed under this credit agreement. As of May 9, 2001, pound sterling 455.1 million ($645.7 million) had been borrowed.

NOTE F - SERIES PREFERRED STOCK

The changes in the number of shares of Series Preferred Stock, excluding the Redeemable Preferred Stock, were as follows:

                                                                          5%
                                                                     ------------
Balance, December 31, 2000                                             2,858,000
Issued for dividends                                                      34,000
                                                                     ------------
Balance, March 31, 2001                                                2,892,000
                                                                     ============

NOTE G - DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and
138. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in the results of operations or in other comprehensive income (loss), depending on whether a derivative is designated as a fair value or cash flow hedge. The ineffective portion of all hedges is recognized in the results of operations.

On January 1, 2001, the Company recorded all of its outstanding derivative instruments at their fair value. The outstanding derivative instruments were comprised of cross currency swaps to hedge exposure to movements in the British pound/U.S. dollar exchange rate, and a number of zero cost collars to hedge exposure to floating interest rates on certain of its debt. The aggregate fair value on January 1, 2001 was a liability of $9.0 million, of which $6.8 million was recorded as an expense and $2.2 million was recorded as other comprehensive loss. In 2001, the Company entered into cross currency swaps to hedge exposure to movements in the Euro/British pound exchange rate. In the three months ended March 31, 2001, the Company recorded income of $5.1 million and other comprehensive loss of $3.9 million as a result of changes in the fair values. The aggregate fair value at March 31, 2001 was a net liability of $7.8 million.

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE H - OTHER CHARGES

Other charges of $7.4 million in 2001 are principally for costs incurred to integrate the acquired companies and are primarily related to information technology integration, and costs incurred for business rationalization.

NOTE I - RESTRUCTURING COSTS

The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of $47.9 million for approximately 2,300 employees to be terminated and lease exit costs of $18.0 million. As of March 31, 2001, $20.5 million of the provision had been used, including $17.5 million for employee severance and related costs and $3.0 million for lease exit costs. As of March 31, 2001, approximately 1,100 employees had been terminated. The remaining restructuring reserve of $45.4 million includes $30.4 million for employee severance and related costs and $15.0 million for lease exit costs.

NOTE J - COMPREHENSIVE LOSS

The Company's comprehensive loss for the three months ended March 31, 2001 and 2000 was $1,330.2 million and $508.0 million, respectively.

NOTE K - RELATED PARTY TRANSACTIONS

On April 12, 2001, the Company purchased $15.0 million of an unsecured convertible note of CoreComm Limited, a company that offers telecommunications and Internet services to residential and business customers in the United States. In addition, concurrently with the note purchase and without additional compensation, the Company entered into a network and software agreement with CoreComm. Under the agreement, CoreComm will provide U.S. network access on CoreComm's network for Internet traffic from the Company's U.K. customers, as well as a royalty free license to use certain billing and provisioning software and know-how. Certain officers and directors of the Company are also officers and directors of CoreComm. In light of this relationship, the independent directors of the Company examined the transaction with CoreComm. The board of directors of the Company determined that the transaction was inherently fair to the Company and provided the Company with benefits that exceeded those that could be obtained from a third party.

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE L - SEGMENT DATA

                                          BROADCAST     CONSUMER     BUSINESS     SHARED       TOTAL
                                          ---------     --------     --------     ------       -----
                                                                  (in millions)
Three months ended March 31, 2001
Revenues                                      $82.7       $623.0       $201.2       $ --         $906.9
EBITDA (1)                                     39.6        171.9         70.8        (157.5)      124.8

Three months ended March 31, 2000
Revenues                                      $79.4       $253.5       $158.0       $ --         $490.9
EBITDA (1)                                     39.9         67.0         36.2        (74.4)        68.7

Total assets
March 31, 2001 (2)                           $966.5    $22,584.9     $1,565.0   $1,934.7      $27,051.1
December 31, 2000 (3)                       1,051.1     23,582.5      1,753.3    1,996.8       28,383.7

(1) Represents earnings before interest, taxes, depreciation and amortization, other charges, corporate expenses, and foreign currency transaction losses.

(2) At March 31, 2001, shared assets included $245.7 million of cash and cash equivalents, $494.7 million of goodwill and $1,194.3 million of other assets.

(3) At December 31, 2000, shared assets included $487.1 million of cash, cash equivalents and marketable securities, $422.2 million of goodwill and $1,087.5 million of other assets.

The reconciliation of segment combined EBITDA to loss before income tax benefit is as follows:

                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                          2001              2000
                                                       ----------        ----------
                                                              (in millions)
     Segment Combined EBITDA                              $124.8            $68.7

     (Add) Deduct:
     Other charges                                           7.4               --
     Corporate expenses                                     12.5             10.2
     Depreciation and amortization                         763.2            249.6
     Interest income and other, net                         33.3            (22.4)
     Interest expense                                      355.1            206.0
     Foreign currency transaction losses                    13.7             28.3
                                                       ----------------------------
                                                         1,185.2            471.7
                                                       ----------------------------
     (Loss) before income tax benefit                  $(1,060.4)         $(403.0)
                                                       ============================

                        NTL Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

NOTE M - COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2001, the Company was committed to pay approximately $1,270.0 million for equipment and services, which includes approximately $855.0 million for certain operations and maintenance contracts through 2008.

A wholly-owned indirect subsidiary of the Company, Premium TV Limited, has entered into media partnerships with various United Kingdom football clubs whereby Premium TV Limited will receive certain marketing and sponsorship rights. Premium TV Limited will provide loan facilities to the clubs, repayable through the issue of shares in the football clubs, as well as provide funding to joint ventures with the clubs. At March 31, 2001, the aggregate commitment was pound sterling 20.3 million ($28.8 million). In addition, Premium TV Limited expects to pay fees of up to pound sterling 59.0 million ($83.7 million) over five years for the right to enter into a joint venture with the Football League to set-up an Internet portal for all 72 Football League clubs who wish to participate.

In August 2000, the Company announced that it had signed an agreement in partnership with Morgan Stanley Dean Witter Private Equity to buy France Telecom's 49.9% stake in Suez-Lyonnaise Telecom, the operator of the Noos broadband network in France. Pursuant to the agreement, the Company has agreed to acquire 27% of Noos for approximately $627.0 million. This agreement was amended in April 2001 with the original purchase price to the Company reduced to $594.0 million to reflect a change in the assets to be contributed to Noos by France Telecom. The balance of the $627.0 million purchase consideration is payable to France Telecom on transfer to Noos of specified networks following receipt of regulatory approvals. The shareholder's agreement relating to Noos provides for the parties to negotiate for the sale by the Company to Noos of its 1G Networks. If the parties are unable to agree on a price, the Company has the right to sell the 1G Networks to Noos at a price determined by appraisal and payable by a subordinated note. The Company will issue two series of its preferred stock to France Telecom as consideration for the acquisition of its 27% interest in Noos. One series of the preferred stock representing $472.2 million of the initial purchase consideration is mandatorily redeemable for cash by the Company one year after issuance. The second series of preferred stock representing $121.8 million of the initial purchase consideration is mandatorily redeemable for cash by the Company six years after issuance. Because the Company's subsidiaries are subject to restrictions on their ability to pay dividends or make distributions to the Company, it is likely that the initial redemption would have to be financed by the Company. The Company will pledge its shares in Noos to secure payment of the redemption amount under the terms of the preferred stock. The redemption of the first series of preferred stock is not included in our expected cash requirements for 2001. However, definitive closing documentation has not yet been executed regarding the transaction and there can be no assurance that agreement will be reached on such documentation or that the conditions to closing will be satisfied.

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

                        NTL Incorporated and Subsidiaries


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

                                     Western Europe Customer Statistics as of March 31, 2001 (in 000s)
                                     -----------------------------------------------------------------
                                                        (continued on next page)
                               --------------------------------------------------------------------------------
                                  (UK)          (IRELAND)        (SWISS)         (FRANCE)          NTL DIRECT
                                   NTL          CABLELINK        CABLECOM       1G NETWORKS         SUBTOTAL
---------------------------------------------------------------------------------------------------------------
Ownership Interest                  100%            100%             100%(1)          100%
Homes in Franchise              11,411.2           420.0          1,893.4            287.0           14,011.6
Homes passed                     8,404.1           419.4          1,893.4            265.5           10,982.4
Homes marketed (Telco)           7,472.3            20.0               --               --            7,492.3
Homes marketed (CATV)            7,695.8           419.4          1,714.3            212.6           10,042.1
Homes marketed (Ethernet)             --              --               --               --                 --
Customers                        2,849.8           370.6          1,562.0             48.1            4,830.5
   Single RGU                      828.6           367.1          1,526.9             48.0            2,770.6
   Dual / Triple RGU             2,021.2             3.5             35.1              0.1            2,059.9
CATV                             2,311.5           370.6          1,562.0             48.1            4,292.2
   Digital                         757.3              --             28.4              0.7              786.4
Telephone (Direct)               2,559.5             3.5               --               --            2,563.0
Broadband Internet                  26.3              --             35.1              0.1               61.5
RGUs                             4,897.3           374.1          1,597.1             48.2            6,916.7

Internet Subscribers             1,953.3              --            194.2              0.1            2,147.6
   Wholesale                     1,043.3              --               --               --            1,043.3
   ntlworld                        602.4              --               --               --              602.4
Telephone (Indirect)               435.2              --               --               --              435.2

Residential Customers            4,328.3           370.6          1,562.0             48.1            6,309.0
Residential Services             7,259.5           374.1          1,756.2             48.2            9,438.0

Business Customers                  76.6             1.0              3.0               --               80.6

PENETRATION
CATV                               30.0%           88.4%            91.1%            22.6%              42.7%
Telephone                          34.3%              nm               na               na              34.2%
Customer                           37.0%           88.4%            91.1%            22.6%              48.1%
RGU                                63.6%           89.2%            93.2%            22.7%              68.9%
Dual / Triple                      70.9%            0.9%             2.2%             0.2%              42.6%

(1) Cablecom owns portions of 28 cable systems in Switzerland. The following statistics reflect the proportional operating data in which Cablecom does not maintain an equity interest: 188,200 homes passed, 160,600 homes marketed, 152,700 subscribers and 600 broadband Internet subscribers.

                        NTL Incorporated and Subsidiaries


                                      Western Europe Customer Statistics as of March 31, 2001 (in 000s)
                                      -----------------------------------------------------------------
                                                          (continued from prior page)
                               --------------------------------------------------------------------------------
                                  (PARIS)        (FRANKFURT)       (STOCKHOLM)        EQUITY           GROSS
                                    NOOS          EKABEL(2)             B2            TOTAL            TOTAL
                               (PENDING)(2)
---------------------------------------------------------------------------------------------------------------
Ownership Interest                      27%           32.5%              25%
Homes in Franchise                  3,179.0         2,800.0            305.7         15,668.2         20,296.3
Homes passed                        2,563.0         1,828.0            127.3         12,112.1         15,500.7
Homes marketed (Telco)                  1.0              --               --          7,492.6          7,493.3
Homes marketed (CATV)               2,563.0         1,828.0               --         11,167.6         14,433.1
Homes marketed (Ethernet)                --              --             86.8             21.7             86.8
Customers                             765.0         1,294.0             18.7          5,309.6          6,908.2
    Single RGU                        718.0         1,294.0             18.7          3,237.6          4,801.3
    Dual / Triple RGU                  47.0              --               --          2,072.0          2,106.9
CATV                                  747.0         1,294.0               --          4,761.7          6,333.2
    Digital                           244.0              --               --            851.0          1,030.4
Telephone (Direct)                      1.0              --               --          2,563.3          2,564.0
Broadband Internet                     63.0              --             18.7             82.6            143.2
RGUs                                  811.0         1,294.0             18.7          7,407.6          9,040.4

Internet Subscribers                   63.0              --             18.7          2,168.7          2,229.3
    Wholesale                            --              --               --          1,043.3          1,043.3
    ntlworld                             --              --               --            602.4            602.4
Telephone (Indirect)                     --              --               --            435.2            435.2

Residential Customers                 765.0         1,294.0             18.7          6,788.1          8,386.7
Residential Services                  811.0         1,294.0             18.7          9,928.9         11,561.7

Business Customers                     38.0              --               --             90.9            118.6

PENETRATION
CATV                                  29.1%           70.8%               na            42.6%            43.9%
Telephone                                na              na               na            34.2%            34.2%
Customer                              29.8%           70.8%            21.5%            47.5%            47.9%
RGU                                   31.6%           70.8%            21.5%            66.3%            62.6%
Dual / Triple                          6.1%            0.0%             0.0%            39.0%            30.5%

(2) Data as of December 31, 2000.

                        NTL Incorporated and Subsidiaries


                              RESULTS OF OPERATIONS

As a result of the completion of the acquisitions of the cable assets of the Cablecom Group ("Cablecom") in March 2000 and the consumer cable telephone, Internet and television operations of Cable & Wireless Communications plc ("ConsumerCo") in May 2000, the Company consolidated the results of operations of these businesses from the dates of acquisition. The results of operations of Cablecom from the date of acquisition to March 31, 2000 were not significant.

Three Months Ended March 31, 2001 and 2000

For the three months ended March 31, 2000, certain revenues have been reclassified from business telecommunications to broadcast transmission and other, and certain costs have been reclassified from operating expenses to selling, general and administrative expenses to conform to the 2001 classifications. In 2000 and 2001, the substantial majority of revenues in all segments were derived from operations in the United Kingdom.

Consumer telecommunications and television revenues increased to $623.0 million from $253.5 million as a result of acquisitions and from growth in the Company's customer base. The 2001 revenue includes $351.1 million from acquired companies. The Company's immediate goal is to drive the majority of revenue growth from average revenue per unit ("ARPU") increases rather than adding new customers. Achievement of this goal would allow the Company to achieve its revenue targets, have a lower capital requirement due to fewer installations, and improve EBITDA as the Company reduces front-loaded costs such as customer acquisition costs and higher initial maintenance costs. In the first quarter of 2001, the Company increased revenues from existing customers as a result of migrating customers to digital television, price increases and upselling additional products and services. The Company expects this trend to continue in the second quarter of 2001.

Business telecommunications revenues increased to $201.2 million from $158.0 million as a result of acquisitions, growth in the Company's customer base and increases in carrier services revenues. The 2001 revenue includes $26.5 million from ConsumerCo. The Company continues to focus specific sales and marketing effort on winning business customers in its franchise areas and increasing revenue from its existing customers. Carrier services revenues increased due to growth in services provided by the Company's wholesale operation to other telephone companies, including wireless service operators. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues increased to $82.7 million from $79.4 million. The increase reflects increases in the number of broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services, and increases in satellite and media services used by broadcast and media customers. The Company expects growth in broadcast services to be driven primarily by contracts related to the increased demand for tower infrastructure by wireless services operators expanding and upgrading their networks for wireless broadband, the privatization of national broadcast networks, the digitalization of analog television and radio signals and the further development of programming for the European markets requiring satellite and terrestrial distribution services.

                        NTL Incorporated and Subsidiaries


Operating expenses (including network expenses) increased to $447.8 million from $227.2 million as a result of acquisitions and increases in interconnection and programming costs due to customer growth. The 2001 expense includes $164.6 million from acquired companies.

Selling, general and administrative expenses increased to $334.3 million from $195.0 million as a result of acquisitions, increases in telecommunications and cable television sales and marketing costs and increases in additional personnel and overhead to service the increasing customer base. The 2001 expense includes $122.3 million from acquired companies.

Other charges of $7.4 million in 2001 are principally for costs incurred to integrate the acquired companies and are primarily related to information technology integration, and costs incurred for business rationalization.

Corporate expenses increased to $12.5 million from $10.2 million due to an increase in various overhead costs.

Depreciation and amortization expense increased to $763.2 million from $249.6 million due to an increase in amortization on acquisition related intangibles and an increase in depreciation of telecommunications and cable television equipment. The 2001 and 2000 expense includes $522.3 million and $3.0 million, respectively, from acquired companies, including amortization of acquisition related intangibles.

Interest income and other, net decreased to expense of $33.3 million from income of $22.4 million as a result of increases in the net losses of affiliates accounted for by the equity method and decreases in interest income.

Interest expense increased to $355.1 million from $206.0 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2001 expense includes $87.9 million in interest on acquisition related debt. Interest of $225.2 million and $103.6 million was paid in cash in the three months ended March 31, 2001 and 2000, respectively.

Foreign currency transaction losses decreased to $13.7 million from $28.3 million primarily due to the effect of changes in exchange rates. The Company and certain of its subsidiaries have cash, cash equivalents and debt denominated in non-U.S. dollar currencies that are affected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of $47.9 million for approximately 2,300 employees to be terminated and lease exit costs of $18.0 million. As of March 31, 2001, $20.5 million of the provision had been used, including $17.5 million for employee severance and related costs and $3.0 million for lease exit costs. As of March 31, 2001, approximately 1,100 employees had been terminated. The remaining restructuring reserve of $45.4 includes $30.4 million for employee severance and related costs and $15.0 million for lease exit costs.

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

                        NTL Incorporated and Subsidiaries


                         LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications, Internet and cable television customers to the networks, for other capital expenditures and for debt service. The Company estimates that these requirements, net of cash from operations, will aggregate up to approximately $1,700.0 million from April 1, 2001 to December 31, 2001. The Company's commitments at March 31, 2001 for equipment and services through 2001 of approximately $415.0 million are included in the anticipated requirements. The Company had approximately $368.0 million in cash on hand at March 31, 2001. The Company expects to utilize the proceeds from the issuance of convertible notes in May 2001, proceeds from the proposed GE Capital financing and a portion of its bank facilities to fund the balance of these requirements.

The Company expects average quarterly capital expenditures to be pound sterling
325.0 million per quarter for the year ending December 31, 2001 and pound sterling 250.0 million per quarter for the year ending December 31, 2002.

On March 30, 2001, NTL Australia Pty Limited ("NTLA"), a wholly-owned indirect subsidiary of the Company, entered into a A$350.0 million ($170.8 million) credit agreement with a group of banks. As of April 3, 2001, A$150.0 million ($73.2 million) was outstanding, and in addition A$50.0 million ($24.4 million) is expected to be drawn on May 31, 2001. NTLA may use the proceeds under this credit agreement to repay NTL Delaware (its parent company) for part of its original investment in NTLA as well as funding the development of NTL in Australia and general capital expenditures, working capital and corporate purposes. Interest is payable at least every six months at the A$ Bank Bill Bid Rate plus a margin of 1.85% per annum, which is subject to adjustment based on the ratio of senior debt to EBITDA of NTLA. The unused portion of the commitment is subject to a commitment fee of 0.6%, which is subject to adjustment based on the ratio of senior debt to EBITDA of NTLA. Principal is due in five semi-annual installments beginning on June 30, 2004. The credit agreement contains various financial and other covenants with respect to NTLA and restrictions on dividends and distributions by NTLA.

On April 27, 2001, the Company received a commitment from a unit of GE Capital for $388.0 million in financing. Subject to definitive documentation and customary closing conditions, GE Capital will provide pound sterling 200.0 million ($283.8 million) through an increase to the pound sterling 2,500.0 million credit agreement of NTL Communications Limited ("NTLCL"). This increase is also subject to the consent of the existing lenders under the credit agreement. The remainder will be in the form of 5.75% convertible notes, convertible into the Company's common stock at a conversion price of $35.00 per share. The Company intends to use approximately half of the proceeds to repay outstanding amounts under the pound sterling 2,500.0 million credit agreement and the remainder for construction, capital expenditure and general corporate purposes.

On May 9, 2001, the Company announced that NTL Communications Corp. ("NTL Communications"), a wholly-owned indirect subsidiary of the Company, had priced an issue of $1,000.0 million of 6-3/4% Convertible Senior Notes due May 15, 2008. Interest will be payable semiannually commencing on November 15, 2001. These notes will be convertible into shares of the Company's common stock at the option of the holder after August 13, 2001 at a conversion price of $32.728 per share. After May 20, 2004, the notes will be redeemable, in whole or from time to time in part, at the option of the Company or NTL Communications. The Company will be a co-obligor of the notes on a subordinated basis. The closing of the sale of the notes is expected to occur on May 15, 2001.

                        NTL Incorporated and Subsidiaries


NTLCL entered into a pound sterling 1,300.0 million ($1,844.7 million) credit agreement with a group of banks dated May 30, 2000. Pursuant to the credit agreement, in connection with the issuance in October 2000 of $500.0 million aggregate principal amount of NTL Communications 11-7/8% notes and the issuance in January and February 2001 of euro 300.0 million aggregate principal amount of NTL Communications 12-3/8% notes, the commitment was reduced by pound sterling
255.1 million ($362.0 million). Following the issuance of the 6-3/4% Convertible Senior Notes, the commitment will be further reduced by approximately pound sterling 382.1 million ($542.2 million). As of March 31, 2001, there were no amounts borrowed under this agreement. As of May 9, 2001, pound sterling 455.1 million ($645.7 million) had been borrowed. NTLCL and other members of the U.K. Group may utilize the proceeds under this credit agreement to finance the working capital requirements of the U.K. Group, provided that in no event shall the proceeds be used for a purpose other than to finance the construction, capital expenditure and working capital needs of a cable television or telephone or telecommunications business, or a related business, in the United Kingdom or Ireland. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle) LLC and subsidiaries and certain other entities are excluded from the U.K. Group. Interest is payable at least every six months at LIBOR plus a margin rate of 4.5% per annum. The margin rate shall increase by 0.5% on the three month anniversary of the initial advance and by an additional 0.5% on each subsequent three month anniversary, up to a maximum total interest rate of 16% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006.

Cablecom has the option to draw on a revolving loan facility of up to CHF 1,400.0 million ($806.4 million). The revolving facility is intended to finance operating expenses, working capital and other capital expenditures of Cablecom and subsidiaries and for their general corporate financing requirements. As of March 31, 2001, Cablecom had borrowed CHF 455.0 million ($262.1 million) under the revolving loan facility with an effective interest rate of 5.97%. The revolving facility is available until May 2003. The interest rate, interest payment requirements and principal payments for the revolving facility are the same as for the term loan facility (see below). The revolving facility includes a commitment fee of 0.75% payable quarterly on the unused portion of the revolving facility commitment, which is reduced to 0.50% when over 50% of the commitment is utilized.

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

A wholly-owned indirect subsidiary of the Company, Premium TV Limited, has entered into media partnerships with U.K. football clubs whereby Premium TV Limited will receive certain marketing and sponsorship rights. Premium TV Limited will provide loan facilities to the clubs, repayable through the issue of shares in the football clubs, as well as provide funding to joint ventures with the clubs. At March 31, 2001, the aggregate commitment was pound sterling
20.3 million ($28.8 million). In addition, Premium TV Limited expects to pay fees of up to pound sterling 59.0 million ($83.7 million) over five years for the right to enter into a joint venture with the Football League to set-up an Internet portal for all 72 Football League clubs who wish to participate.

                        NTL Incorporated and Subsidiaries


In August 2000, the Company announced that it had signed an agreement in partnership with Morgan Stanley Dean Witter Private Equity to buy France Telecom's 49.9% stake in Suez-Lyonnaise Telecom, the operator of the Noos broadband network in France. Pursuant to the agreement, the Company has agreed to acquire 27% of Noos for approximately $627.0 million. This agreement was amended in April 2001 with the original purchase price to the Company reduced to $594.0 million to reflect a change in the assets to be contributed to Noos by France Telecom. The balance of the $627.0 million purchase consideration is payable to France Telecom on transfer to Noos of specified networks following receipt of regulatory approvals. The shareholder's agreement relating to Noos provides for the parties to negotiate for the sale by the Company to Noos of its 1G Networks. If the parties are unable to agree on a price, the Company has the right to sell the 1G Networks to Noos at a price determined by appraisal and payable by a subordinated note. The Company will issue two series of its preferred stock to France Telecom as consideration for the acquisition of its 27% interest in Noos. One series of the preferred stock representing $472.2 million of the initial purchase consideration is mandatorily redeemable for cash by the Company one year after issuance. The second series of preferred stock representing $121.8 million of the initial purchase consideration is mandatorily redeemable for cash by the Company six years after issuance. Because the Company's subsidiaries are subject to restrictions on their ability to pay dividends or make distributions to the Company, it is likely that the initial redemption would have to be financed by the Company. The Company will pledge its shares in Noos to secure payment of the redemption amount under the terms of the preferred stock. The redemption of the first series of preferred stock is not included in our expected cash requirements for 2001. However, definitive closing documentation has not yet been executed regarding the transaction and there can be no assurance that agreement will be reached on such documentation or that the conditions to closing will be satisfied.

The accreted value at March 31, 2001 of the Company's consolidated long-term indebtedness, including the redeemable preferred stock, is $17,244.0 million, representing approximately 70.7% of total capitalization. The following summarizes the terms of the significant notes, credit facilities and redeemable preferred stock issued by the Company and its subsidiaries.

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

NTL Delaware:

(3) 5-3/4% Convertible Subordinated Notes due December 15, 2009, principal amount at maturity of $1,200.0 million, interest payable semiannually from June 15, 2000, redeemable at the Company's option on or after December 18, 2002, convertible into shares of the Company's stock at a conversion price of $108.18 per share;

NTLCL:

(4) Credit Agreement of pound sterling 1,300.0 million ($1,844.7 million), no amounts were outstanding as of March 31, 2001, pound sterling 455.1 million ($645.7 million) outstanding as of May 9, 2001, interest payable at least every six months at LIBOR plus a margin rate of 4.5% per annum, which is subject to adjustment, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, principal is due in full on March 31, 2006, pursuant to the credit agreement, following the issuance of NTL Communications notes beginning in October 2000, the commitment was reduced by pound sterling 255.1 million ($362.0 million), following the issuance of the 6-3/4% Convertible Senior Notes, the commitment will be further reduced by approximately pound sterling 382.1 million ($542.2 million);

                        NTL Incorporated and Subsidiaries


(5) Credit Agreement of pound sterling 2,500.0 million ($3,547.5 million), of which pound sterling 2,500.0 million ($3,547.5 million) was outstanding at March 31, 2001, interest payable at least every six months at LIBOR plus a margin rate of 2.25% per annum, which is subject to adjustment, effective interest rate of 8.03% at March 31, 2001, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized, principal is due in six quarterly installments beginning on June 30, 2004;

Cablecom:

(6) Term Loan Facility of CHF 2,700.0 million ($1,555.2 million), interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment after March 2001, effective interest rate of 5.78% at March 31, 2001, principal is due over six years in quarterly installments beginning on March 31, 2004;

(7) Revolving Facility of CHF 1,400.0 million ($806.4 million), of which CHF 455.0 million ($262.1 million) was outstanding at March 31, 2001, interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment, effective interest rate of 5.97% at March 31, 2001, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized, principal is due over six years in quarterly installments beginning on March 31, 2004;

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

(11) 9-1/2% Senior Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 125.0 million ($177.4 million), interest payable semiannually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

(12) 10-3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of pound sterling 300.0 million ($425.7 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(13) 9-3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

                        NTL Incorporated and Subsidiaries


(14) 9-3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of pound sterling 330.0 million ($468.3 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

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

(17) 7% Convertible Subordinated Notes due December 15, 2008, principal amount at maturity of $489.8 million, interest payable semiannually from June 15, 1999, convertible into shares of the Company's common stock at a conversion price of $39.20 per share, redeemable at the Company's option on or after December 15, 2001;

(18) 9-1/4% Senior Euro Notes due November 15, 2006, principal amount at maturity of euro 250.0 million ($219.9 million), interest payable semiannually from May 15, 2000;

(19) 9-7/8% Senior Euro Notes due November 15, 2009, principal amount at maturity of euro 350.0 million ($307.8 million), interest payable semiannually from May 15, 2000, redeemable at the Company's option on or after November 15, 2004;

(20) 11-1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of euro 210.0 million ($184.7 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;

(21) 11-7/8% Senior Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually beginning on April 1, 2001, redeemable at the Company's option on or after October 1, 2005;

(22) 12-3/8% Senior Euro Notes due February 1, 2008; principal amount at maturity of euro 300.0 million ($263.8 million), interest payable semiannually beginning on August 1, 2001;

NTL Triangle:

(23) 11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually beginning on May 15, 2001, redeemable at NTL Triangle's option after November 15, 2000;

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

(27) 10% Senior Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount at maturity of pound sterling 135.0 million ($191.6 million), interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003; and

(28) 9-1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003.

Management does not anticipate that the Company and its subsidiaries will generate sufficient cash flow from operations to repay at maturity the entire principal amount of the outstanding indebtedness of the Company and its subsidiaries. Accordingly, the Company may be required to consider a number of measures, including: (a) refinancing all or a portion of such indebtedness, (b) seeking modifications to the terms of such indebtedness, (c) seeking additional debt financing, which may be subject to obtaining necessary lender consents, (d) seeking additional equity financing, or (e) a combination of the foregoing. There can be no assurance that financing will be available on acceptable terms or at all.

The Company's operations are conducted through its direct and indirect wholly-owned subsidiaries. As a holding company, the Company holds no significant assets other than cash and its investments in and advances to its subsidiaries. The Company's ability to pay cash dividends to its stockholders may be dependent upon the receipt of sufficient funds from its subsidiaries. In addition, NTL Delaware and NTL Communications are also holding companies that conduct their operations through their respective subsidiaries. Accordingly, the ability of NTL Delaware or NTL Communications to make scheduled interest and principal payments when due to holders of their indebtedness may be dependent upon the receipt of sufficient funds from their subsidiaries.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash used in operating activities was $101.0 million and $71.5 million in the three months ended March 31, 2001 and 2000, respectively. Cash paid for interest exclusive of amounts capitalized in the three months ended March 31, 2001 and 2000 was $203.6 million and $90.0 million, respectively. The remainder of this change is primarily due to the increase in the net loss and changes in working capital as a result of the timing of receipts and disbursements. A significant component of the working capital change in the three months ended March 31,2001 was the collection of annual amounts billed by Cablecom in December 2000. The reduction in Cablecom's accounts receivable of $141.7 million was principally due to these collections.

Purchases of fixed assets were $600.7 in 2001 and $359.2 in 2000 as a result of the continuing fixed asset purchases and construction, including purchases and construction by acquired companies.

The cash used for other assets of $99.7 million in 2001 was primarily for investments in and loans to unconsolidated entities.

                        NTL Incorporated and Subsidiaries


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions, the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, and availability, terms and deployment of capital. The Company assumes no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

                        NTL Incorporated and Subsidiaries


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FOREIGN EXCHANGE CONTRACTS

To the extent the Company obtains financing in U.S. dollars and incurs construction and operating costs in various other currencies, the Company will encounter currency exchange rate risks. Furthermore, the Company's revenues are generated in foreign currencies while its interest and principal obligations with respect to most of its existing indebtedness are payable in U.S. dollars.

The Company has entered into cross currency swaps to hedge exposure to movements in the British pound to U.S. dollar exchange rate with a notional amount of pound sterling 97.0 million at March 31, 2001. The Company has also entered into cross currency swaps to hedge exposure to movements in the Euro to British pound exchange rate with a notional amount of euro 143.6 million at March 31, 2001.

INTEREST RATES

The fair market value of long-term fixed interest rate debt and the amount of future interest payments on floating interest rate debt are subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.

The Company has entered into zero cost collars to hedge exposure to the floating interest rate indebtedness incurred under the Cablecom term loan facility and revolving loan facility. The notional amount of the zero cost collars was CHF 1,200.0 million at March 31, 2001.

The following table provides information about the Company's long-term fixed and floating interest rate debt and derivative financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates.

                        NTL Incorporated and Subsidiaries

                                         NINE MONTHS      YEAR         YEAR          YEAR           YEAR            YEAR
                                            ENDING       ENDING       ENDING        ENDING         ENDING          ENDING
                                           12/31/01     12/31/02     12/31/03      12/31/04       12/31/05        12/31/06
                                           --------     --------     --------      --------       --------        --------
LONG-TERM DEBT INCLUDING CURRENT
PORTION

U.S. Dollars
  Fixed Rate                                     --           --           --        $285.1         $808.8        $1,050.0
  Average Interest Rate                                                              13.25%         12.09%          11.50%

U.K. Pound
  Fixed Rate                                     --           --           --            --             --              --
  Average Interest Rate
  Average Forward Exchange Rate

Euro
  Fixed Rate                                     --           --           --            --             --       euro250.0
  Average Interest Rate                                                                                              9.25%
  Average Forward Exchange Rate                                                                                      .9588

U.K. Pound
                                                                                      pound          pound
                                                                                   sterling       sterling
  Variable Rate                                  --           --           --          90.0        2,410.0              --
  Average Interest Rate                                                               LIBOR          LIBOR
                                                                                 plus 2.25%     plus 2.25%
  Average Forward Exchange Rate                                                      1.4853         1.4891

CHF
  Variable Rate                                  --           --           --      CHF126.2       CHF220.9        CHF473.2
  Average Interest Rate                                                         Swiss LIBOR    Swiss LIBOR     Swiss LIBOR
                                                                                  plus 2.5%      plus 2.5%       plus 2.5%
  Average Forward Exchange Rate                                                       .6443          .6539           .6629

INTEREST RATE DERIVATIVE FINANCIAL
INSTRUMENTS RELATED TO
LONG-TERM DEBT

Interest Rate Swaps
  Notional CHF Amount                    CHF1,200.0   CHF1,200.0   CHF1,200.0    CHF1,200.0             --              --
  Average Floor Strike Rate                   3.27%        3.27%        3.27%         3.27%
  Average Cap Strike Rate                     5.15%        5.15%        5.15%         5.15%

CURRENCY SWAP AGREEMENTS
RELATED TO LONG-TERM DEBT

Receipt of U.S. Dollars
                                              pound
                                           sterling
  Notional U.K. Pound Amount                   97.0           --           --            --             --              --
  Average Contract Rate                      1.4780

Receipt of U.K. Pounds
  Notional Euro Amount                     euro67.3     euro76.3           --            --             --              --
  Average Contract Rate                       .6346        .6457

                                                                           FAIR VALUE
                                               THEREAFTER      TOTAL        03/31/01
                                               ----------      -----        --------
LONG-TERM DEBT INCLUDING CURRENT PORTION

U.S. Dollars
  Fixed Rate                                     $6,012.6      $8,156.5      $6,246.1
  Average Interest Rate                             9.48%

U.K. Pound
                                                    pound        pound          pound
                                                 sterling     sterling       sterling
  Fixed Rate                                        890.0         890.0         549.3
  Average Interest Rate                            10.09%
  Average Forward Exchange Rate                    1.5033

Euro
  Fixed Rate                                    euro860.0   euro1,110.0     euro756.3
  Average Interest Rate                            11.14%
  Average Forward Exchange Rate                     .9677

U.K. Pound
                                                                  pound         pound
                                                               sterling      sterling
  Variable Rate                                        --       2,500.0       2,500.0
  Average Interest Rate

  Average Forward Exchange Rate

CHF
  Variable Rate                                CHF2,334.7    CHF3,155.0    CHF3,155.0
  Average Interest Rate                       Swiss LIBOR
                                                plus 2.5%
  Average Forward Exchange Rate                     .6947

INTEREST RATE DERIVATIVE FINANCIAL
INSTRUMENTS RELATED TO
LONG-TERM DEBT

Interest Rate Swaps
  Notional CHF Amount                                  --    CHF1,200.0    CHF(18.1)
  Average Floor Strike Rate
  Average Cap Strike Rate

CURRENCY SWAP AGREEMENTS
RELATED TO LONG-TERM DEBT

Receipt of U.S. Dollars
                                                                  pound       pound
                                                               sterling    sterling
  Notional U.K. Pound Amount                           --          97.0         4.5
  Average Contract Rate

Receipt of U.K. Pounds
  Notional Euro Amount                                 --     euro143.6    euro(4.1)
  Average Contract Rate

                        NTL Incorporated and Subsidiaries


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits.

         None.

  (b)    Reports on Form 8-K.

         During the quarter ended March 31, 2001, the Company filed the following reports on Form 8-K:

         (i) Report dated January 9, 2001 (filed January 9, 2001) reporting under Item 9, Regulation FD Disclosure, that NTL Incorporated plans to disclose information at a conference on January 9, 2001.

         (ii) Report dated January 11, 2001 (filed January 16, 2001) reporting under Item 5, Other Events, that NTL Incorporated announced that it had identified IBM as its preferred supplier of Information Technology services in the UK and Ireland.

         (iii) Report dated January 18, 2001 (filed January 24, 2001) reporting under Item 9, Regulation FD Disclosure, that on January 25, 2001, NTL Incorporated's Chief Executive Officer and Members of Senior Management will discuss new information regarding NTL Incorporated's 4th quarter 2000 operational results and anticipated financial outlook.

         (iv) Report dated January 19, 2001 (filed January 25, 2001) reporting under Item 9, Regulation FD Disclosure that the 8-K filed on January 24, 2001 is amended by disclosing certain corrections.

         (v) Report dated January 29, 2001 (filed February 5, 2001) reporting under Item 5, Other Events, that NTL Incorporated began consideration of ways to illuminate the value of its international cable businesses, which may include creation of a tracking stock, spin-off or a public stock or rights offering.

         (vi) Report dated February 8, 2001 (filed February 9, 2001) reporting under Item 5, Other Events, that NTL Australia secured a 10-year contract with Cable & Wireless Optus to provide satellite downlink services for the distribution of Australian Broadcasting Corporate digital television in regional and rural Australia.

         (vii) Report dated March 8, 2001 (filed March 8, 2001) reporting under Item 5, Other Events, that NTL Incorporated announced results for the three months and year ended December 31, 2000.

         No financial statements were filed with these reports.

                        NTL Incorporated and Subsidiaries



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       NTL INCORPORATED



Date:  May 14, 2001                    By: /s/ Barclay Knapp
                                           ----------------------
                                           Barclay Knapp
                                           President and Chief Executive Officer



Date:  May 14, 2001                    By: /s/ Gregg N. Gorelick
                                           ----------------------
                                           Gregg N. Gorelick
                                           Vice President-Controller
                                           (Principal Accounting Officer)