Form 10-Q
period 2001-06-30
NTL INC/DE/
filed 2001-08-14
CIK 1114937

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                     0-30673
                   -------------------------------------------------------------


                                NTL INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-4105887
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


110 East 59th Street, New York, New York                      10022
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

                           Yes   X         No
                               -----          -----

The number of shares outstanding of the issuer's common stock as of June 30, 2001 was 276,470,228.

                        NTL Incorporated and Subsidiaries





                                      Index




PART I.  FINANCIAL INFORMATION                                                                        Page
------------------------------                                                                        ----

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets-
             June 30, 2001 and December 31, 2000 ..................................................... 2

             Condensed Consolidated Statements of Operations-
             Three and six months ended June 30, 2001 and 2000 ......................................  4

             Condensed Consolidated Statement of Shareholder's Equity-
             Six months ended June 30, 2001 .........................................................  5

             Condensed Consolidated Statements of Cash Flows-
             Six months ended June 30, 2001 and 2000 ................................................  7

             Notes to Condensed Consolidated Financial Statements ...................................  8

Item 2.      Management's Discussion and Analysis of Results of
             Operations and Financial Condition ......................................................19

Item 3.      Quantitative and Qualitative Disclosures about Market Risk...............................32

PART II.     OTHER INFORMATION
------------------------------

Item 2.      Changes in Securities and Use of Proceeds................................................34

Item 4.      Submission of Matters to a Vote of Security Holders......................................34

Item 6.      Exhibits and Reports on Form 8-K ........................................................35

SIGNATURES ...........................................................................................37

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                        NTL Incorporated and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                  (in millions)




                                                                                     JUNE 30,            DECEMBER 31,
                                                                                       2001                  2000
                                                                               --------------------------------------------
                                                                                    (unaudited)           (see note)
ASSETS
Current assets:
   Cash and cash equivalents                                                                 $911.7               $579.4
   Marketable securities                                                                        9.9                 60.0
   Accounts receivable - trade, less allowance for doubtful accounts of
     $158.5 (2001) and $141.4 (2000)                                                          550.2                729.1
   Other                                                                                      447.6                432.0
                                                                               --------------------------------------------
Total current assets                                                                        1,919.4              1,800.5

Fixed assets, net                                                                          12,219.9             12,693.0
Intangible assets, net                                                                     12,121.3             13,061.0
Other assets, net of accumulated amortization
   of $111.1 (2001) and $91.9 (2000)                                                        1,332.3                829.2
                                                                               --------------------------------------------
Total assets                                                                              $27,592.9            $28,383.7
                                                                               ============================================

                        NTL Incorporated and Subsidiaries
                Condensed Consolidated Balance Sheets - continued
                                  (in millions)



                                                                                  JUNE 30,              DECEMBER 31,
                                                                                    2001                    2000
                                                                           -----------------------------------------------
                                                                                 (unaudited)             (see note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                       $448.4                  $506.3
   Accrued expenses and other                                                            1,037.8                 1,280.6
   Accrued construction costs                                                              108.4                   196.9
   Interest payable                                                                        246.4                   151.3
   Deferred revenue                                                                        460.0                   492.8
   Current portion of long-term debt                                                         5.7                    12.6
                                                                           -----------------------------------------------
Total current liabilities                                                                2,306.7                 2,640.5

Long-term debt                                                                          16,394.6                15,044.1
Other                                                                                       43.8                    43.1
Commitments and contingent liabilities
Deferred income taxes                                                                      150.9                   205.4
Redeemable preferred stock - $.01 par value, plus accreted
     dividends; liquidation preference $2,743.7; less
     unamortized discount of $73.7 (2001) and $2.5 (2000);
     issued and outstanding 2.1 (2001) and 2.0 (2000) shares                             2,670.0                 2,083.2

Shareholders' equity:
   Series preferred stock - $0.01 par value; authorized 10.0
      shares; liquidation preference $2,926.3; issued and
      outstanding 2.9 (2001) and 2.9 (2000) shares                                             -                       -
   Common stock - $.01 par value; authorized 800.0 shares;
      issued and outstanding 276.5 (2001) and 272.1  (2000)
      shares                                                                                 2.8                     2.7
   Additional paid-in capital                                                           13,837.5                13,764.7
   Accumulated other comprehensive (loss)                                                 (790.2)                 (448.9)
   (Deficit)                                                                            (7,023.2)               (4,951.1)
                                                                           -----------------------------------------------
                                                                                         6,026.9                 8,367.4
                                                                           -----------------------------------------------
Total liabilities and shareholders' equity                                             $27,592.9               $28,383.7
                                                                           ===============================================

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

See accompanying notes.

                        NTL Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (in millions, except per share data)



                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                        JUNE 30,                         JUNE 30,
                                                            ------------------------------------------------------------------
                                                                 2001             2000            2001             2000
                                                            ------------------------------------------------------------------
REVENUES
Consumer telecommunications and television                       $618.4          $419.3         $1,229.3          $672.8
Business telecommunications                                       197.6           168.2            398.8           326.2
Broadcast transmission and other                                   83.2            78.8            165.9           158.2
                                                            ------------------------------------------------------------------
                                                                  899.2           666.3          1,794.0         1,157.2

COSTS AND EXPENSES
Operating expenses                                                408.6           315.9            844.3           543.1
Selling, general and administrative expenses                      326.7           260.2            661.0           455.2
Other charges                                                      17.9            13.7             25.3            13.7
Corporate expenses                                                 19.3            11.0             31.8            21.2
Depreciation and amortization                                     809.5           395.9          1,572.7           645.5
                                                            ------------------------------------------------------------------
                                                                1,582.0           996.7          3,135.1         1,678.7
                                                            ------------------------------------------------------------------
Operating (loss)                                                 (682.8)         (330.4)        (1,341.1)         (521.5)

OTHER INCOME (EXPENSE)
Interest income and other, net                                    (52.0)           26.9            (85.3)           49.3
Interest expense                                                 (331.2)         (242.2)          (686.3)         (448.2)
Foreign currency transaction gains (losses)                        22.6           (84.1)             8.9          (112.4)
                                                            ------------------------------------------------------------------
(Loss) before income tax benefit                               (1,043.4)         (629.8)        (2,103.8)       (1,032.8)
Income tax benefit                                                 14.2            13.3             31.7            18.6
                                                            ------------------------------------------------------------------
Net (loss)                                                     (1,029.2)         (616.5)        (2,072.1)       (1,014.2)
Preferred stock dividends                                         (75.8)          (47.3)          (140.9)          (66.2)
                                                            ------------------------------------------------------------------
Net (loss) available to common shareholders                   $(1,105.0)        $(663.8)       $(2,213.0)      $(1,080.4)
                                                            ==================================================================

Basic and diluted net (loss) per common share                    $(4.00)         $(3.57)          $(8.04)         $(6.67)
                                                            ==================================================================

Weighted average shares                                           276.3           186.1            275.4           162.1
                                                            ==================================================================

See accompanying notes.

                        NTL Incorporated and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)
                                  (in millions)


                                                                 SERIES PREFERRED STOCK               COMMON STOCK
                                                                     $.01 PAR VALUE                  $.01 PAR VALUE
                                                               SHARES           PAR              SHARES            PAR
                                                            -----------------------------------------------------------------

Balance, December 31, 2000                                           2.9         $-              272.1              $2.7
Exercise of stock options                                                                          1.0
Conversion of 7% Convertible Notes                                                                 3.3               0.1
Accreted dividends on preferred stock
Accretion of discount on preferred stock
Common stock issued for an acquisition                                                             0.1
Comprehensive loss:
Net loss for the six months ended June 30, 2001
Currency translation adjustment
Unrealized net losses on investments
Unrealized net losses on derivatives
     Total
                                                            -----------------------------------------------------------------
Balance, June 30, 2001                                               2.9         $-              276.5              $2.8
                                                            =================================================================

                        NTL Incorporated and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                             (Unaudited) - continued
                                  (in millions)

                                                                                      ACCUMULATED OTHER
                                                                                      COMPREHENSIVE LOSS
                                                                             -----------------------------------------
                                                                                             UNREALIZED     UNREALIZED
                                            ADDITIONAL                         FOREIGN          NET            NET
                                             PAID-IN       COMPREHENSIVE       CURRENCY      LOSSES ON      LOSSES ON
                                             CAPITAL            LOSS         TRANSLATION    INVESTMENTS    DERIVATIVES    DEFICIT
                                          -----------------------------------------------------------------------------------------

Balance, December 31, 2000                  $13,764.7                          $(434.7)         $(14.2)                 $(4,951.1)
Exercise of stock options                        12.9
Conversion of 7% Convertible Notes              128.2
Accreted dividends on preferred stock           (67.7)
Accretion of discount on preferred stock         (4.9)
Common stock issued for an acquisition            4.3
Comprehensive loss:
Net loss for six months ended June 30,
  2001                                                          $(2,072.1)                                               (2,072.1)
Currency translation adjustment                                    (338.7)      (338.7)
Unrealized net losses on investments                                 (1.4)                        (1.4)
Unrealized net losses on derivatives                                 (1.2)                                    $(1.2)
                                                         -------------------
     Total                                                      $(2,413.4)
                                          -----------------------------------------------------------------------------------------
Balance, June 30, 2001                      $13,837.5                          $(773.4)         $(15.6)       $(1.2)    $(7,023.2)
                                          =========================================================================================




See accompanying notes.

                        NTL Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (in millions)


                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                         --------------------------------------------
                                                                                 2001                  2000
                                                                         --------------------------------------------

Net cash (used in) operating activities                                             $(290.0)              $(148.5)

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired                                                     -             (11,015.6)
   Payment of deferred purchase price                                                     -                  (3.1)
   Purchase of fixed assets                                                        (1,075.7)               (795.8)
   Increase in other assets                                                           (96.3)               (384.0)
   Due from CoreComm Limited                                                          (15.0)                    -
   Purchase of marketable securities                                                   (9.9)               (120.6)
   Proceeds from sales of marketable securities                                        60.3                 250.1
                                                                         --------------------------------------------
   Net cash (used in) investing activities                                         (1,136.6)            (12,069.0)

FINANCING ACTIVITIES
   Proceeds from borrowings, net of financing costs                                 2,249.0               5,298.3
   Proceeds from issuance of preferred stock and warrants                                 -               1,862.0
   Proceeds from issuance of common stock                                                 -               2,327.6
   Proceeds from issuance of redeemable preferred stock                                   -               1,850.0
   Principal payments                                                                (484.4)             (1,025.5)
   Cash released from escrow                                                              -                  77.5
   Proceeds from exercise of stock options and warrants                                12.9                  39.5
                                                                         --------------------------------------------
   Net cash provided by financing activities                                        1,777.5              10,429.4

   Effect of exchange rate changes on cash                                            (18.6)                (29.8)
                                                                         --------------------------------------------
   Increase (decrease) in cash and cash equivalents                                   332.3              (1,817.9)
   Cash and cash equivalents at beginning of period                                   579.4               2,597.2
                                                                         --------------------------------------------
   Cash and cash equivalents at end of period                                        $911.7                $779.3
                                                                         ============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest exclusive of
      amounts capitalized                                                            $428.3                $188.9
   Income taxes paid                                                                    3.8                     -

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
   Accretion of dividends and discount on preferred stock                            $72.6                  $37.1
   Conversion of Convertible Notes                                                   128.3                      -
   Common stock and stock options issued for an
       acquisition                                                                     4.3                5,485.4
   Redeemable preferred stock issued for other assets                                518.0                      -
   Conversion of series preferred stock                                                  -                    7.6

See accompanying notes.

                        NTL Incorporated and Subsidiaries
               Notes to Condensed Financial Statements (unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in NTL Incorporated's Annual Report on Form 10-K for the year ended December 31, 2000.

Certain prior period amounts have been reclassified to conform to the current presentation.

Stock options, warrants and convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive. At June 30, 2001 and 2000, the Company had 163.2 million and 94.1 million shares, respectively, issuable upon the exercise of stock options and warrants and the conversion of convertible securities.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangibles," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on its results of operations and financial position.

NOTE B - FIXED ASSETS

Fixed assets consist of:

                                                                                  JUNE 30,           DECEMBER 31,
                                                                                    2001                 2000
                                                                            -------------------------------------------
                                                                                (unaudited)
                                                                                          (in millions)

    Operating equipment                                                              $12,008.7              $11,753.2
    Other equipment                                                                    1,267.2                1,145.2
    Construction-in-progress                                                           1,322.5                1,611.1
                                                                            -------------------------------------------
                                                                                      14,598.4               14,509.5
    Accumulated depreciation                                                          (2,378.5)              (1,816.5)
                                                                            -------------------------------------------
                                                                                     $12,219.9              $12,693.0
                                                                            ===========================================

Depreciation expense for the six months ended June 30, 2001 and 2000 was $700.1 million and $354.6 million, respectively. Depreciation expense for the three months ended June 30, 2001 and 2000 was $364.2 million and $203.4 million, respectively.

                        NTL Incorporated and Subsidiaries
         Notes to Condensed Financial Statements (unaudited) (continued)

NOTE C - INTANGIBLE ASSETS

Intangible assets consist of:

                                                                                JUNE 30,             DECEMBER 31,
                                                                                  2001                   2000
                                                                         ----------------------------------------------
                                                                              (unaudited)
                                                                                         (in millions)

    Goodwill, net of accumulated amortization
       of $1,791.5 (2001) and $1,103.6 (2000)                                        $11,700.4             $12,523.0
    License acquisition costs, net of accumulated
       amortization of $242.6 (2001) and $215.8 (2000)                                   105.3                 139.2
    Customer lists, net of accumulated amortization
       of $148.0 (2001) and $110.7 (2000)                                                247.8                 318.2
    Other intangibles, net of accumulated amortization
       of $19.7 (2001) and $13.8 (2000)                                                   67.8                  80.6
                                                                         ----------------------------------------------
                                                                                     $12,121.3             $13,061.0
                                                                         ==============================================

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

The pro forma unaudited consolidated results of operations for the six months ended June 30, 2000 assuming consummation of these transactions as of January 1, 2000 is as follows (in millions, except per share data). A significant component of the pro forma results is associated with the acquisition of ConsumerCo. The historical results of ConsumerCo reflect certain intercompany costs and expenses as they were prior to the separation of ConsumerCo which was completed in the second quarter of 2000. These costs and expenses do not necessarily reflect the costs and expenses that would have been incurred had ConsumerCo reported as a separate entity for these periods. Therefore the historical results of ConsumerCo which are included in the pro forma results below are not reflective of results on a going forward basis.

       Total revenue                                                                  $1,719.7
       Net (loss)                                                                     (1,756.0)
       Basic and diluted net (loss) per common share                                     (7.05)

Amortization of intangible and other assets charged to expense for the six months ended June 30, 2001 and 2000 was $872.6 million and $290.9 million, respectively. Amortization of intangible and other assets charged to expense for the three months ended June 30, 2001 and 2000 was $445.3 million and $192.5 million, respectively.

                        NTL Incorporated and Subsidiaries
         Notes to Condensed Financial Statements (unaudited) (continued)

NOTE D - OTHER ASSETS

On May 18, 2001, in partnership with Morgan Stanley Dean Witter Private Equity, the Company completed its acquisition of France Telecom's 49.9% stake in Suez-Lyonnaise Telecom, the operator of the Noos broadband network in France. Pursuant to the acquisition agreement, the Company acquired 27% of Noos in exchange for shares of preferred stock. The preferred stock was valued at $518.0 million, the fair value at the date of acquisition. An additional euro 17.7 million ($15.0 million) purchase consideration is due to France Telecom on transfer to Noos of specified networks following receipt of regulatory approvals, which would be payable in May 2002.

NOTE E - REDEEMABLE PREFERRED STOCK

On May 18, 2001, the Company issued 47,000 shares of its Variable Coupon Redeemable Preferred Stock, Series A ("Variable Coupon Redeemable Preferred Stock") and 12,000 shares of its 6.5% Fixed Coupon Redeemable Preferred Stock, Series A ("6.5% Redeemable Preferred Stock") to France Telecom in exchange for a 27% interest in Noos. The Variable Coupon Redeemable Preferred Stock has a stated value and liquidation preference of $10,000 per share and is mandatorily redeemable for cash by the Company on May 18, 2002. Dividends are payable quarterly at the Company's option in cash or additional shares of Variable Coupon Redeemable Preferred Stock, at a quarterly rate based on a quotient of
(x) the sum of (1) the EURIBOR Rate in effect on the first day of every dividend period plus (2) 2.5% over (y) four, per share. The 6.5% Redeemable Preferred Stock has a stated value and liquidation preference of $10,000 per share and is mandatorily redeemable for cash by the Company on May 18, 2007. Dividends at a rate of 6.5% per annum are cumulative and are payable in cash upon redemption.

On June 5, 2001, the Company entered into an agreement with France Telecom to amend the terms of the 5% Cumulative Preferred Stock held by France Telecom and others. The amendment will be effected by exchanging the issued and outstanding shares of the 5% Cumulative Preferred Stock for a new series of the Company's preferred stock (the "New Preferred Stock") having the same terms as the 5% Cumulative Preferred Stock, except as set forth below. The key amendments agreed to are as follows: (i) the mandatory redemption date is extended from March 27, 2002 to March 27, 2009, (ii) on March 27, 2002, the dividend rate increases from 5% per annum to 7.9% per annum, (iii) on March 27, 2003, the dividend rate increases to 9.9% per annum, (iv) once the Convertibility Date (as defined below) is set, the dividend rate resets to 6% per annum and (v) the New Preferred Stock becomes eligible for conversion into shares of the Company's common stock beginning on a "Convertibility Date," at which time the conversion price is set at 125% of the immediately preceding 25 trading day volume-weighted average price of the Company's common stock (the "Convertibility Base Price"). The Convertibility Date is as follows: March 27, 2002, unless the Company elects to delay convertibility until March 27, 2003 or, alternatively, redeems, at its option, all shares of the New Preferred Stock on March 27, 2002 in cash; if the Company has delayed, March 27, 2003, unless the Company elects again to delay convertibility until March 27, 2004, which it may only do if the Convertibility Base Price would be less than or equal to $65.00 per share (as may be adjusted for certain antidilutive events); the Company may also elect, instead, to redeem all shares of the New Preferred Stock on March 27, 2003 in cash; if the Company has delayed, March 27, 2004, unless the Company elects to redeem all shares of the New Preferred Stock on March 27, 2004 in cash. In no event will the Convertibility Date be after March 27, 2004. The consummation of the exchange is subject to the finalization of the Certificate of Designation for the New Preferred Stock and the exchange documents and the filing of the Certificate of Designation for the New Preferred Stock with the Delaware Secretary of State.

                        NTL Incorporated and Subsidiaries
         Notes to Condensed Financial Statements (unaudited) (continued)

NOTE E - REDEEMABLE PREFERRED STOCK (CONTINUED)

The changes in the number of shares of Redeemable Preferred Stock were as follows:

                                                  13%                 5%              Variable               6.5%
                                           ------------------ ------------------- ------------------ ----------------------
  Shares at December 31, 2000                  162,000             1,850,000                   -                     -
  Issued for other assets                            -                     -              47,000                12,000
  Issued for dividends                          10,000                     -               1,000                     -
                                           ------------------ ------------------- ------------------ ----------------------
  Shares at June 30, 2001                      172,000             1,850,000              48,000                12,000
                                           ================== =================== ================== ======================

  Liquidation preference at
    June 30, 2001 (in millions)                 $175.2              $1,969.6              $476.0                $122.9
                                           ================== =================== ================== ======================

                        NTL Incorporated and Subsidiaries
         Notes to Condensed Financial Statements (unaudited) (continued)

NOTE F - LONG-TERM DEBT

Long-term debt consists of:

                                                                             JUNE 30,              DECEMBER 31,
                                                                               2001                    2000
                                                                      -------------------------------------------------
                                                                           (unaudited)
                                                                                       (in millions)
NTL Incorporated:
  5-3/4% Convertible Subordinated Notes                                        $100.0                      $-

NTL Delaware:
  5-3/4% Convertible Subordinated Notes                                       1,200.0                 1,200.0

ConsumerCo:
  Term Loan Facility and other                                                      -                    21.7

NTL Business:
  Credit Agreement                                                                  -                 3,030.3

Cablecom:
  Term Loan Facility                                                          1,502.6                 1,666.4
  Revolving Facility                                                            311.6                   320.9
  Other                                                                           7.1                    15.3

NTL Australia:
  Credit Agreement                                                               76.5                       -

NTL Communications:
  12-3/4% Senior Deferred Coupon Notes                                          277.8                   277.8
  11-1/2% Senior  Deferred Coupon Notes                                       1,050.0                 1,040.5
  10% Senior Notes                                                              400.0                   400.0
  9-1/2% Senior Sterling Notes, less unamortized discount                       175.5                   186.5
  10-3/4% Senior Deferred Coupon Sterling Notes                                 351.0                   353.6
  9-3/4% Senior Deferred Coupon Notes                                         1,099.9                 1,048.5
  9-3/4% Senior Deferred Coupon Sterling Notes                                  356.2                   360.8
  11-1/2% Senior Notes                                                          625.0                   625.0
  12-3/8% Senior Deferred Coupon Notes                                          343.6                   323.6
  7% Convertible Subordinated Notes                                             489.8                   599.3
  9-1/4% Senior Euro Notes                                                      211.9                   234.7
  9-7/8% Senior Euro Notes                                                      296.6                   328.6
  11-1/2% Senior Deferred Coupon Euro Notes                                     122.0                   127.9
  11-7/8% Senior Notes, less unamortized discount                               490.2                   489.6
  12-3/8% Senior Euro Notes, plus unamortized premium                           255.0                       -
  6-3/4% Convertible Senior Notes                                             1,150.0                       -

NTL Communications Limited:
  Credit Agreement                                                            3,413.7                   375.3
  Other                                                                          58.0                       -

NTL Triangle:
  11.2% Senior Discount Debentures                                              517.3                   517.3
  Other                                                                           4.4                     5.2

Diamond:
  13-1/4% Senior Discount Notes                                                 285.1                   285.1
  11-3/4% Senior Discount Notes                                                 531.0                   531.0
  10-3/4% Senior Discount Notes                                                 394.0                   373.9
  10% Senior Sterling Notes                                                     190.0                   201.9
  9-1/8% Senior Notes                                                           110.0                   110.0
  Other                                                                           4.5                     6.0
                                                                      -------------------------------------------------
                                                                             16,400.3                15,056.7
Less current portion                                                              5.7                    12.6
                                                                      -------------------------------------------------
                                                                            $16,394.6               $15,044.1
                                                                      =================================================

                        NTL Incorporated and Subsidiaries
         Notes to Condensed Financial Statements (unaudited) (continued)

NOTE F - LONG-TERM DEBT (CONTINUED)

In May 2000, NTL Business Limited ("NTL Business") and NTL Communications Limited ("NTLCL"), wholly-owned indirect subsidiaries of the Company, entered into a Pound Sterling2,500.0 million ($3,519.3 million) credit agreement in connection with the ConsumerCo acquisition. As of June 30, 2001, there was Pound Sterling2,425.0 million ($3,413.7 million) outstanding under the credit agreement. The effective interest rate at June 30, 2001 was 7.38%.

In March 2000, a subsidiary of the Company borrowed CHF 2,700.0 million ($1,502.6 million) under its term loan facility in connection with the acquisition of Cablecom. The effective interest rate at June 30, 2001 was 5.78%. Cablecom has the option to draw on a revolving loan facility up to an additional CHF 1,400.0 million ($779.1 million). As of June 30, 2001, Cablecom had borrowed CHF 560.0 million ($311.6 million) under the revolving loan facility with an effective interest rate of 5.71%.

In January 2001, NTL Communications Corp. ("NTL Communications"), a wholly-owned indirect subsidiary of the Company, issued euro 200.0 million ($169.5 million) aggregate principal amount of 12-3/8% Senior Euro Notes due February 1, 2008. In February 2001, NTL Communications issued an additional euro 100.0 million principal amount of 12-3/8% Senior Euro Notes due February 1, 2008 at a price of 100.1% of the aggregate principal amount at maturity or euro 101.0 million ($85.6 million). NTL Communications received aggregate proceeds of approximately $271.2 million after underwriters' commissions and other fees. Interest is payable semiannually in cash at a rate of 12-3/8% per annum beginning on August 1, 2001. These notes may not be redeemed by NTL Communications except in limited circumstances.

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

On February 21, 2001, as required by the NTL Business and NTLCL credit agreement, NTL Communications completed a transaction whereby it acquired the entire issued share capital of NTL (CWC Holdings) Limited (the entity that owns ConsumerCo) from NTL Incorporated and the entire issued share capital of NTL Business from NTL (Delaware), Inc. ("NTL Delaware") in exchange for shares of its common stock. As a result of this transaction, ConsumerCo and NTL Business became subsidiaries of NTL Communications, and NTL Business' rights and obligations under the Pound Sterling2,500.0 million credit agreement were assigned to a subsidiary of NTLCL.

On March 30, 2001, NTL Australia, a wholly-owned indirect subsidiary of the Company, entered into a A$350.0 million ($178.5 million) credit agreement with a group of banks. As of June 30, 2001, NTL Australia had borrowed A$150.0 million ($76.5 million) under this credit agreement. NTL Australia may use the proceeds under this credit agreement to repay NTL Delaware for part of its original investment as well as funding general capital expenditures, working capital and corporate purposes. As of June 30, 2001, NTL Australia repaid A$150.0 million ($76.5 million) to NTL Delaware. Interest is payable at least every

                        NTL Incorporated and Subsidiaries
         Notes to Condensed Financial Statements (unaudited) (continued)

NOTE F - LONG-TERM DEBT (CONTINUED)

six months at the A$ Bank Bill Bid Rate plus a margin of 1.85% per annum, which is subject to adjustment based on the ratio of senior debt to EBITDA of NTL Australia. The effective interest rate at June 30, 2001 was 6.89%. The unused portion of the commitment is subject to a commitment fee of 0.6%, which is subject to adjustment based on the ratio of senior debt to EBITDA of NTL Australia. Principal is due in four semiannual installments beginning on June 30, 2004 of a maximum of A$7.5 million, A$7.5 million, A$12.5 million and A$12.5 million. The balance is due in full on March 30, 2006. The credit agreement contains various financial and other covenants with respect to NTL Australia and restrictions on dividends and distributions by NTL Australia.

On April 27, 2001, the Company received a financing commitment from a unit of GE Capital. In June 2001, the Company issued $100.0 million aggregate principal amount of 5-3/4% Convertible Subordinated Notes due June 22, 2011 to GE Capital and received proceeds of approximately $95.9 million. Interest is payable quarterly in cash at a rate of 5-3/4% per annum beginning on October 15, 2001. These notes are convertible into shares of the Company's common stock at the option of the holder at a conversion price of $35.00 per share. After June 22, 2006, the notes are redeemable, in whole or from time to time in part, at the option of the Company. Subject to definitive documentation and customary closing conditions, GE Capital will provide an additional Pound Sterling200.0 million ($281.5 million) through an increase to the Pound Sterling2,500.0 million credit agreement of NTLCL. This increase is also subject to the consent of the existing lenders under the credit agreement.

In May 2001, NTL Communications issued $1,150.0 million aggregate principal amount of 6-3/4% Convertible Senior Notes due May 15, 2008. NTL Communications received proceeds of approximately $1,114.8 million after underwriters' commission and other fees. Interest is payable semiannually in cash at a rate of 6-3/4% per annum beginning on November 15, 2001. These notes are convertible into shares of the Company's common stock at the option of the holder after August 13, 2001 at a conversion price of $32.728 per share. After May 20, 2004, the notes are redeemable, in whole or from time to time in part, at the option of the Company or NTL Communications. The Company is a co-obligator of the notes on a subordinated basis.

NTLCL has a Pound Sterling1,300.0 million ($1,830.0 million) credit agreement with a group of banks which is available to finance working capital requirements of the U.K. Group, as defined. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle) LLC and subsidiaries and certain other entities are excluded from the U.K. Group. Pursuant to the credit agreement, in connection with the issuance of NTL Communications notes beginning in October 2000, the commitment was reduced by Pound Sterling711.1 million ($1,001.0 million). As of June 30, 2001, there were no amounts borrowed under this credit agreement.

NOTE G - SERIES PREFERRED STOCK

The changes in the number of shares of Series Preferred Stock, excluding the Redeemable Preferred Stock, were as follows:

                                                                     5%
                                                              -----------------

   Balance, December 31, 2000                                        2,858,000
   Issued for dividends                                                 68,000
                                                              -----------------
   Balance, June 30, 2001                                            2,926,000
                                                              =================

                        NTL Incorporated and Subsidiaries
         Notes to Condensed Financial Statements (unaudited) (continued)

NOTE H - DERIVATIVE FINANCIAL INSTRUMENTS

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

On January 1, 2001, the Company recorded all of its outstanding derivative instruments at their fair value. The outstanding derivative instruments were comprised of cross currency swaps to hedge exposure to movements in the British pound/U.S. dollar exchange rate, and a number of zero cost collars to hedge exposure to floating interest rates on certain of its debt. The aggregate fair value on January 1, 2001 was a liability of $9.0 million, of which $6.8 million was recorded as an expense and $2.2 million was recorded as other comprehensive loss. In 2001, the Company entered into cross currency swaps to hedge exposure to movements in the Euro/British pound exchange rate. In the six months ended June 30, 2001, the Company recorded income of $2.3 million and other comprehensive income of $1.0 million as a result of changes in the fair values. The aggregate fair value at June 30, 2001 was a net liability of $5.7 million.

NOTE I - OTHER CHARGES

Other charges of $25.3 million and $13.7 million for the six months ended June 30, 2001 and 2000, respectively include costs incurred primarily to integrate acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting.

NOTE J - RESTRUCTURING COSTS

The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of $47.9 million for approximately 2,300 employees to be terminated and lease exit costs of $18.0 million. As of June 30, 2001, $31.5 million of the provision had been used, including $26.9 million for employee severance and related costs and $4.6 million for lease exit costs. As of June 30, 2001, approximately 1,400 employees had been terminated. The remaining restructuring reserve of $34.4 million includes $21.0 million for employee severance and related costs and $13.4 million for lease exit costs.

NOTE K - COMPREHENSIVE LOSS

The Company's comprehensive loss for the three months ended June 30, 2001 and 2000 was $1,083.2 million and $766.6 million, respectively. The Company's comprehensive loss for the six months ended June 30, 2001 and 2000 was $2,413.4 million and $1,274.6 million, respectively.

                        NTL Incorporated and Subsidiaries
         Notes to Condensed Financial Statements (unaudited) (continued)

NOTE L - RELATED PARTY TRANSACTIONS

On April 12, 2001, the Company purchased $15.0 million of an unsecured convertible note of CoreComm Limited, a company that offers telecommunications and Internet services to residential and business customers in the United States. In addition, concurrently with the note purchase and without additional compensation, the Company entered into a network and software agreement with CoreComm. Under the agreement, CoreComm will provide U.S. network access for Internet traffic from the Company's U.K. customers, as well as a royalty free license to use certain billing and provisioning software and know-how. Certain officers and directors of the Company are also officers and directors of CoreComm. In light of this relationship, the independent directors of the Company examined the transaction with CoreComm. The board of directors of the Company determined that the transaction was inherently fair to the Company and provided the Company with benefits that exceeded those that could be obtained from a third party.

NOTE M - SEGMENT DATA

                                         BROADCAST      CONSUMER        BUSINESS           SHARED              TOTAL
                                      ---------------------------------------------------------------------------------
                                                                          (in millions)
Six months ended June 30, 2001
Revenues                                   $165.9        $1,229.3          $398.8               $-            $1,794.0
EBITDA (1)                                   81.9           367.6           143.1           (303.9)              288.7

Six months ended June 30, 2000
Revenues                                   $158.2          $672.8          $326.2               $-            $1,157.2
EBITDA (1)                                   77.1           192.5           101.2           (211.9)              158.9

Total assets
June 30, 2001 (2)                         $1,028.8      $21,983.5        $1,550.6         $3,030.0           $27,592.9
December 31, 2000 (3)                      1,051.1       23,582.5         1,753.3          1,996.8            28,383.7

(1) Represents earnings before interest, taxes, depreciation and amortization, other charges, corporate expenses, and foreign currency transaction gains (losses).

(2) At June 30, 2001, shared assets included $818.9 million of cash, cash equivalents and marketable securities, $472.8 million of goodwill and $1,738.3 million of other assets.

(3) At December 31, 2000, shared assets included $487.1 million of cash, cash equivalents and marketable securities, $422.2 million of goodwill and $1,087.5 million of other assets.

                        NTL Incorporated and Subsidiaries
         Notes to Condensed Financial Statements (unaudited) (continued)

NOTE M - SEGMENT DATA (CONTINUED)

The reconciliation of segment combined EBITDA to loss before income tax benefit is as follows:

                                                                     SIX MONTHS ENDED JUNE 30,
                                                             -------------------------------------------
                                                                     2001                  2000
                                                             -------------------------------------------
                                                                             (in millions)

  Segment Combined EBITDA                                               $288.7               $158.9

  (Add) Deduct:
  Other charges                                                           25.3                 13.7
  Corporate expenses                                                      31.8                 21.2
  Depreciation and amortization                                        1,572.7                645.5
  Interest income and other, net                                          85.3               (49.3)
  Interest expense                                                       686.3                448.2
  Foreign currency transaction (gains) losses                            (8.9)                112.4
                                                             -------------------------------------------
                                                                       2,392.5              1,191.7
                                                             -------------------------------------------
   (Loss) before income tax benefit                                 $(2,103.8)           $(1,032.8)
                                                             ===========================================

NOTE N - STOCK OPTIONS

In July 2001, the Compensation and Option Committee of the Board of Directors (the "Compensation Committee") approved modifications to certain stock options. Options to purchase an aggregate of approximately 4.7 million shares of the Company's common stock with exercise prices from $.17 to $14.76 per share that were going to expire on July 30, 2001 to October 2004 were extended to January 30, 2006. In July 2001, the Company recognized non-cash compensation expense of $30.6 million based on the difference between the quoted market price of the Company's common stock on the date of the modification of $12.05 per share and the exercise price per share.

In addition, in July 2001, (subject to appropriate documentation) the Compensation Committee approved an offer to all employees of the Company, except George Blumenthal, the Chairman of the Board, Barclay Knapp, the Chief Executive Officer and the Board of Directors. The Company will offer to re-price some or all options with an exercise price above $20.01 per share to $13.25 per share. For those options for which this offer is accepted, a moratorium will be in effect until January 1, 2003 on further vesting and on all sales of shares that are obtained after re-pricing from the exercise of re-priced options. The expiration date for re-priced options will remain the same but in no event will be earlier than January 30, 2006. In July 2001, there were options to purchase an aggregate of approximately 29.3 million shares of the Company's common stock with an average exercise price of $40.11 per share that would be subject to the re-pricing offer. In accordance with APB No. 25 and related interpretations, the Company will account for options that are subject to this offer as a variable plan. Options to purchase an aggregate of approximately 16.5 million shares of the Company's common stock at an exercise price of $44.50 per share are already accounted for as a variable plan. The Company will recognize non-cash compensation expense for the difference between the quoted market price of the Company's common stock and the exercise price of the vested options while the options remain outstanding.

The Compensation Committtee has taken the actions described above to continue to provide the appropriate performance incentives to those affected.

                        NTL Incorporated and Subsidiaries
         Notes to Condensed Financial Statements (unaudited) (continued)

NOTE O - COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2001, the Company was committed to pay approximately $1,300.0 million for equipment and services, which includes approximately $1,000.0 million for operations and maintenance and other contracts through 2006.

A wholly-owned indirect subsidiary of the Company, Premium TV Limited, has entered into media partnerships with various United Kingdom football clubs whereby Premium TV Limited will receive certain marketing and sponsorship rights. Premium TV Limited will provide loan facilities to the clubs, repayable through the issue of shares in the football clubs, as well as provide funding to joint ventures with the clubs. At June 30, 2001, the aggregate commitment was Pound Sterling20.3 million ($28.6 million). In addition, Premium TV Limited expects to pay fees of up to Pound Sterling50.0 million ($70.4 million) over five years for the right to enter into a joint venture with the Football League to set-up an Internet portal for all 72 Football League clubs who wish to participate. In June 2001, Premium TV Limited entered into an agreement for rights to broadcast the Premiere Football League on a pay-per-view basis. Premium TV Limited expects to pay fees of approximately Pound Sterling11.2 million ($15.8 million) per year over the next three years in accordance with this agreement.

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

                        NTL Incorporated and Subsidiaries


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

------------------------------------------------------------------------------------------------------------------------------
                                                       Operating Statistics as of June 30, 2001 (in 000s)
                                                       --------------------------------------------------
                                                                     (continued on next page)
                                      ----------------------------------------------------------------------------------------
                                           (UK)         (IRELAND)         (SWISS)          (FRANCE)           NTL DIRECT
                                           NTL          CABLELINK        CABLECOM         1G NETWORKS          SUBTOTAL
                                      ----------------------------------------------------------------------------------------
 Ownership Interest                             100%             100%        100% (1)                100%
 Homes in Franchise                         11,411.2            420.0         1,900.7               287.0            14,018.9
 Homes passed                                8,404.1            419.4         1,900.7               266.2            10,990.4
 Homes marketed (Telco)                      7,477.6             20.0               -                   -             7,497.6
 Homes marketed (CATV)                       7,701.0            419.4         1,728.0               214.9            10,063.3
 Homes marketed (Ethernet)                         -                -               -                   -                   -
 Customers                                   2,868.5            374.1         1,569.1                75.7             4,887.4
      Single RGU                               825.6            370.6         1,522.8                75.5             2,794.5
      Dual / Triple RGU                      2,042.9              3.5            46.3                 0.2             2,092.9
 CATV                                        2,316.2            374.1         1,569.1                75.7             4,335.1
      Digital                                  951.3                -            37.7                 1.6               990.6
      Analog                                 1,364.9            374.1         1,531.4                74.1             3,344.5
 Telephone (Direct)                          2,595.2              3.5               -                   -             2,598.7
 Broadband Internet                             45.8                -            46.3                 0.2                92.3
 RGUs                                        4,957.2            377.6         1,615.4                75.9             7,026.1


 Internet Subscribers                        2,060.3                -           200.9                 0.2             2,261.4
      Wholesale                              1,133.0                -               -                   -             1,133.0
      ntlworld                                 622.6                -               -                   -               622.6
 Telephone (Indirect)                          396.6                -               -                   -               396.6


 Residential Customers                       4,398.1            374.1         1,569.1                75.7             6,417.0
 Residential Services                        7,368.3            377.6         1,770.0                75.9             9,591.8


 Business Customers                             76.0              1.0             3.4                   -                80.4

  PENETRATION
  CATV                                         30.1%            89.2%           90.8%               35.2%               43.1%
  Telephone                                    34.7%               nm              na                  na               34.7%
  Customer                                     37.2%            89.2%           90.8%               35.2%               48.6%
  RGU                                          64.4%            90.0%           93.5%               35.3%               69.8%
  Dual / Triple                                71.2%             0.9%            3.0%                0.3%               42.8%
------------------------------------------------------------------------------------------------------------------------------

(1) Cablecom owns portions of 28 cable systems in Switzerland. The following statistics reflect the proportional operating data in which Cablecom does not maintain an equity interest: 190,600 homes passed, 162,600 homes marketed, 153,300 subscribers and 700 broadband Internet subscribers.

                        NTL Incorporated and Subsidiaries


------------------------------------------------------------------------------------------------------------------------------
                                                  Operating Statistics as of June 30, 2001 (in 000s)
                                                  --------------------------------------------------
                                                               (continued from prior page)
                                    -----------------------------------------------------------------------------------
                                       (PARIS)       (FRANKFURT)       (STOCKHOLM)         EQUITY           GROSS
                                        NOOS         EKABEL (2)             B2              TOTAL           TOTAL
-----------------------------------------------------------------------------------------------------------------------
 Ownership Interest                           27%             32.5%                25%
 Homes in Franchise                       3,179.0           2,800.0              303.1        15,672.4        20,301.0
 Homes passed                             2,563.0           1,828.0              184.0        12,131.9        15,565.4
 Homes marketed (Telco)                       1.0                 -                  -         7,497.9         7,498.6
 Homes marketed (CATV)                    2,563.0           1,828.0                  -        11,186.8        14,454.3
 Homes marketed (Ethernet)                      -                 -              136.0            34.0           136.0
 Customers                                  806.1           1,294.0               32.1         5,380.3         7,019.6
      Single RGU                            745.1           1,294.0               32.1         3,271.7         4,865.7
      Dual / Triple RGU                      61.0                 -                  -         2,108.7         2,153.9
 CATV                                       784.4           1,294.0                  -         4,814.1         6,413.5
      Digital                               279.8                 -                  -         1,064.4         1,270.4
      Analog                                504.6           1,294.0                  -         3,749.7         5,143.1
 Telephone (Direct)                           2.5                 -                  -         2,599.4         2,601.2
 Broadband Internet                          81.8                 -               32.1           121.7           206.2
 RGUs                                       868.7           1,294.0               32.1         7,535.2         9,220.9


 Internet Subscribers                        81.8                 -               32.1         2,290.8         2,375.3
      Wholesale                                 -                 -                  -         1,133.0         1,133.0
      ntlworld                                  -                 -                  -           622.6           622.6
 Telephone (Indirect)                           -                 -                  -           396.6           396.6


 Residential Customers                      806.1           1,294.0               32.1         6,909.9         8,549.2
 Residential Services                       868.7           1,294.0               32.1        10,100.9        11,786.6


 Business Customers                          37.3                 -                  -            90.5           117.7

  PENETRATION
  CATV                                      30.6%             70.8%                 na           43.0%           44.4%
  Telephone                                    na                na                 na           34.7%           34.7%
  Customer                                  31.5%             70.8%              23.6%           48.1%           48.6%
  RGU                                       33.9%             70.8%              23.6%           67.4%           63.8%
  Dual / Triple                              7.6%              0.0%               0.0%           39.2%           30.7%
------------------------------------------------------------------------------------------------------------------------------

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

Cablecom consumer revenue and operating expenses have been reclassified in the first quarter of 2001 to conform to the presentation in the current quarter. In addition, certain revenues have been reclassified from business telecommunications to broadcast transmission and other, and certain costs have been reclassified from operating expenses to selling, general and administrative expenses in 2000 to conform to the 2001 classifications. In 2000 and 2001, the substantial majority of revenues in all segments were derived from operations in the United Kingdom.

Three Months Ended June 30, 2001 and 2000

Consumer telecommunications and television revenues increased to $618.4 million from $419.3 million as a result of acquisitions, price increases, upselling customers to new services and from growth in the Company's customer base. The 2001 and 2000 revenue includes $333.9 million and $170.2 million, respectively, from acquired companies. Upselling to existing customers, new digital and cable modem customers and the price increases implemented in the first and second quarters of 2001 resulted in average revenue per unit ("ARPU") increases that contributed to the revenue increase. The impact of the price increases will continue throughout 2001 with the full effect on ARPU expected to be realized by the beginning of 2002. Increase in ARPU is also expected to be achieved by providing new services such as digital television and cable modem services to residential customers.

Business telecommunications revenues increased to $197.6 million from $168.2 million as a result of acquisitions, growth in the Company's customer base and increases in carrier services revenues. The 2001 and 2000 revenue includes $25.3 million and $7.9 million, respectively, from ConsumerCo. The Company continues to focus specific sales and marketing effort on winning business customers in its franchise areas and increasing revenue from its existing customers. Carrier services revenues increased due to growth in services provided by the Company's wholesale operation to other telephone companies, including wireless service operators. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues increased to $83.2 million from $78.8 million. The increase reflects increases in the number of broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services, and increases in satellite and media services used by broadcast and media customers. The Company expects growth in broadcast services to be driven primarily by contracts related to the increased demand for tower infrastructure by wireless services operators expanding and upgrading their networks for wireless broadband, the privatization of national broadcast networks, the digitalization of analog television and radio signals and the further development of programming for the European markets requiring satellite and terrestrial distribution services.

                        NTL Incorporated and Subsidiaries


Operating expenses (including network expenses) increased to $408.6 million from $315.9 million as a result of acquisitions and increases in interconnection and programming costs due to customer growth. The 2001 and 2000 expense includes $144.7 million and $70.1 million, respectively, from acquired companies. Operating expenses as a percentage of revenues decreased to 45.4% in 2001 from 47.4% in 2000. The percentage decrease reflects cost savings efforts such as fault reduction and increased field force effectiveness. The Company expects to reduce network costs by $60.0 million per annum commencing in 2002.

Selling, general and administrative expenses increased to $326.7 million from $260.2 million as a result of acquisitions. The 2001 and 2000 expense includes $135.7 million and $63.1 million, respectively, from acquired companies. Selling, general and administrative expenses as a percentage of revenues decreased to 36.3% in 2001 from 39.1% in 2000. The percentage decrease reflects cost savings efforts including the restructuring in November 2000. The Company expects additional headcount reductions in Shared Services departments, plus the outsourcing of facilities management and certain information technology services, will result in over $23.0 million in cost reductions in 2002.

Other charges increased to $17.9 million from $13.7 million. Other charges include costs incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. The increase in other charges was the result of an acceleration of a number of these projects, and the associated fees to the consultants and advisors, in order to achieve the cost savings earlier than projected.

Corporate expenses increased to $19.3 million from $11.0 million primarily due to write-downs of certain investments of $5.9 million. The remainder of the increase is due to an increase in various overhead costs.

Depreciation and amortization expense increased to $809.5 million from $395.9 million due to an increase in amortization on acquisition related intangibles and an increase in depreciation of telecommunications and cable television equipment. The 2001 and 2000 expense includes $539.0 million and $153.3 million, respectively, from acquired companies, including amortization of acquisition related intangibles.

Interest income and other, net decreased to expense of $52.0 million from income of $26.9 million as a result of increases in the net losses of affiliates accounted for by the equity method and decreases in interest income. Interest income and other, net includes equity in net losses of affiliates of $57.6 million in 2001 and $0.6 million in 2000.

Interest expense increased to $331.2 million from $242.2 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2001 and 2000 expense includes $84.2 million and $45.0 million in interest expense related to acquired companies. Interest of $243.7 million and $120.4 million was paid in cash in the three months ended June 30, 2001 and 2000, respectively.

Foreign currency transaction gains (losses) were gains of $22.6 million in 2001 and losses of $84.1 million in 2000 primarily due to the effect of changes in exchange rates. The Company and certain of its subsidiaries have cash, cash equivalents and debt denominated in non-U.S. dollar currencies that are affected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

                        NTL Incorporated and Subsidiaries


Six Months Ended June 30, 2001 and 2000

Consumer telecommunications and television revenues increased to $1,229.3 million from $672.8 million as a result of acquisitions, price increases, upselling customers to new services and from growth in the Company's customer base. The 2001 and 2000 revenue includes $672.9 million and $170.2 million, respectively, from acquired companies. Upselling to existing customers, new digital and cable modem customers and the price increases implemented in the first and second quarters of 2001 resulted in ARPU increases that contributed to the revenue increase. The impact of the price increases will continue throughout 2001 with the full effect on ARPU expected to be realized by the beginning of 2002. Increase in ARPU is also expected to be achieved by providing new services such as digital television and cable modem services to residential customers.

Business telecommunications revenues increased to $398.8 million from $326.2 million as a result of acquisitions, growth in the Company's customer base and increases in carrier services revenues. The 2001 and 2000 revenue includes $51.8 million and $7.9 million, respectively, from ConsumerCo. The Company continues to focus specific sales and marketing effort on winning business customers in its franchise areas and increasing revenue from its existing customers. Carrier services revenues increased due to growth in services provided by the Company's wholesale operation to other telephone companies, including wireless service operators. Revenue growth in carrier services is primarily dependent upon the Company's ability to continue to attract new customers and expand services to existing customers.

Broadcast transmission and other revenues increased to $165.9 million from $158.2 million. The increase reflects increases in the number of broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company's regulated services, and increases in satellite and media services used by broadcast and media customers. The Company expects growth in broadcast services to be driven primarily by contracts related to the increased demand for tower infrastructure by wireless services operators expanding and upgrading their networks for wireless broadband, the privatization of national broadcast networks, the digitalization of analog television and radio signals and the further development of programming for the European markets requiring satellite and terrestrial distribution services.

Operating expenses (including network expenses) increased to $844.3 million from $543.1 million as a result of acquisitions and increases in interconnection and programming costs due to customer growth. The 2001 and 2000 expense includes $297.2 million and $70.1 million, respectively, from acquired companies.
The Company expects to reduce network costs by $60.0 million per annum commencing in 2002.

Selling, general and administrative expenses increased to $661.0 million from $455.2 million primarily as a result of acquisitions. The 2001 and 2000 expense includes $258.0 million and $63.1 million, respectively, from acquired companies. Selling, general and administrative expenses as a percentage of revenues decreased to 36.8% in 2001 from 39.3% in 2000. The percentage decrease reflects cost savings efforts including the restructuring in November 2000. The Company expects additional headcount reductions in Shared Services departments, plus the outsourcing of facilities management and certain information technology services, will result in over $23.0 million in cost reductions in 2002.

Other charges increased to $25.3 million from $13.7 million. Other charges include costs incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. The increase in other charges was the result of an acceleration of a number of these projects, and the associated fees to the consultants and advisors, in order to achieve the cost savings earlier than projected.

                        NTL Incorporated and Subsidiaries


Corporate expenses increased to $31.8 million from $21.2 million primarily due to write-downs of certain investments of $5.9 million. The remainder of the increase is due to an increase in various overhead costs.

Depreciation and amortization expense increased to $1,572.7 million from $645.5 million due to an increase in amortization on acquisition related intangibles and an increase in depreciation of telecommunications and cable television equipment. The 2001 and 2000 expense includes $1,061.3 million and $156.3 million, respectively, from acquired companies, including amortization of acquisition related intangibles.

Interest income and other, net decreased to expense of $85.3 million from income of $49.3 million as a result of increases in the net losses of affiliates accounted for by the equity method and decreases in interest income. Interest income and other, net includes equity in net losses of affiliates of $100.5 million in 2001 and $6.0 million in 2000.

Interest expense increased to $686.3 million from $448.2 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2001 and 2000 expense includes $172.1 million and $45.0 million in interest expense related to acquired companies. Interest of $468.9 million and $224.0 million was paid in cash in the six months ended June 30, 2001 and 2000, respectively.

Foreign currency transaction gains (losses) were gains of $8.9 million in 2001 and losses of $112.4 million in 2000 primarily due to the effect of changes in exchange rates. The Company and certain of its subsidiaries have cash, cash equivalents and debt denominated in non-U.S. dollar currencies that are affected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

OTHER RESULTS OF OPERATIONS MATTERS

The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of $47.9 million for approximately 2,300 employees to be terminated and lease exit costs of $18.0 million. As of June 30, 2001, $31.5 million of the provision had been used, including $26.9 million for employee severance and related costs and $4.6 million for lease exit costs. As of June 30, 2001, approximately 1,400 employees had been terminated. The remaining restructuring reserve of $34.4 includes $21.0 million for employee severance and related costs and $13.4 million for lease exit costs.

In July 2001, the Compensation and Option Committee of the Board of Directors (the "Compensation Committee") approved modifications to certain stock options. Options to purchase an aggregate of approximately 4.7 million shares of the Company's common stock with exercise prices from $.17 to $14.76 per share that were going to expire on July 30, 2001 to October 2004 were extended to January 30, 2006. In July 2001, the Company recognized non-cash compensation expense of $30.6 million based on the difference between the quoted market price of the Company's common stock on the date of the modification of $12.05 per share and the exercise price per share.

In addition, in July 2001, (subject to appropriate documentation) the Compensation Committee approved an offer to all employees of the Company, except George Blumenthal, the Chairman of the Board, Barclay Knapp, the Chief Executive Officer and the Board of Directors. The Company will offer to re-price some or all options with an exercise price above $20.01 per share to $13.25 per share. For those options for which this offer is accepted, a moratorium will be in effect until January 1, 2003 on further vesting and on all sales of shares that are obtained after re-pricing from the exercise of re-priced options. The expiration date for

                        NTL Incorporated and Subsidiaries


re-priced options will remain the same but in no event will be earlier than January 30, 2006. In July 2001, there were options to purchase an aggregate of approximately 29.3 million shares of the Company's common stock with an average exercise price of $40.11 per share that would be subject to the re-pricing offer. In accordance with APB No. 25 and related interpretations, the Company will account for options that are subject to this offer as a variable plan. Options to purchase an aggregate of approximately 16.5 million shares of the Company's common stock at an exercise price of $44.50 per share are already accounted for as a variable plan. The Company will recognize non-cash compensation expense for the difference between the quoted market price of the Company's common stock and the exercise price of the vested options while the options remain outstanding.

The Compensation Committee has taken the actions described above to continue to provide the appropriate performance incentives to those affected.

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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangibles," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on its results of operations and financial position.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company will continue to require significant amounts of capital to finance construction of its local and national networks, for connection of telephone, telecommunications, Internet and cable television customers to the networks, for other capital expenditures and for debt service. The Company estimates that these requirements, net of cash from operations, will aggregate up to approximately Pound Sterling674.0 million ($948.8 million) from July 1, 2001 to December 31, 2001. In addition, the Company estimates that these requirements, net of cash from operations, will aggregate up to approximately Pound Sterling840.0 million ($1,182.5 million) in 2002. The Company's commitments at June 30, 2001 for equipment and services are included in the anticipated requirements. The Company had approximately $921.6 million in cash and securities on hand at June 30, 2001. The Company expects to utilize the proceeds from the proposed additional GE Capital financing and a portion of its bank facilities to fund the balance of these requirements.

On March 30, 2001, NTL Australia, a wholly-owned indirect subsidiary of the Company, entered into a A$350.0 million ($178.5 million) credit agreement with a group of banks. As of June 30, 2001, NTL Australia had borrowed A$150.0 million ($76.5 million) under the credit agreement with an effective interest rate of 6.89%. NTL Australia may use the proceeds under this credit agreement to repay NTL (Delaware), Inc. ("NTL Delaware") for part of its original investment in NTL Australia as well as funding general capital expenditures, working capital and corporate purposes. As of June 30, 2001, NTL Australia repaid A$150.0 million ($76.5 million) to NTL Delaware. Interest is payable at least every six months at the A$ Bank Bill

                        NTL Incorporated and Subsidiaries


Bid Rate plus a margin of 1.85% per annum, which is subject to adjustment based on the ratio of senior debt to EBITDA of NTL Australia. The unused portion of the commitment is subject to a commitment fee of 0.6%, which is subject to adjustment based on the ratio of senior debt to EBITDA of NTL Australia. Principal is due in four semiannual installments beginning on June 30, 2004 of a maximum of A$7.5 million, A$7.5 million, A$12.5 million and A$12.5 million. The balance is due in full on March 30, 2006. The credit agreement contains various financial and other covenants with respect to NTL Australia and restrictions on dividends and distributions by NTL Australia.

On April 27, 2001, the Company received a financing commitment from a unit of GE Capital. In June 2001, the Company issued $100.0 million aggregate principal amount of 5-3/4% Convertible Subordinated Notes due June 22, 2011 to GE Capital. Subject to definitive documentation and customary closing conditions, GE Capital will provide an additional Pound Sterling200.0 million ($281.5 million) through an increase to the Pound Sterling2,500.0 million credit agreement of NTL Communications Limited ("NTLCL"). This increase is also subject to the consent of the existing lenders under the credit agreement.

NTLCL entered into a Pound Sterling1,300.0 million ($1,830.0 million) credit agreement with a group of banks dated May 30, 2000. Pursuant to the credit agreement, in connection with the issuance of NTL Communications notes beginning in October 2000, the commitment was reduced by Pound Sterling711.1 million ($1,001.0 million). As of June 30, 2001, there were no amounts borrowed under this agreement. NTLCL and other members of the U.K. Group may utilize the proceeds under this credit agreement to finance the working capital requirements of the U.K. Group, provided that in no event shall the proceeds be used for a purpose other than to finance the construction, capital expenditure and working capital needs of a cable television or telephone or telecommunications business, or a related business, in the United Kingdom or Ireland. For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle) LLC and subsidiaries and certain other entities are excluded from the U.K. Group. Interest is payable at least every six months at LIBOR plus a margin rate of 4.5% per annum. The margin rate shall increase by 0.5% on the three month anniversary of the initial advance and by an additional 0.5% on each subsequent three month anniversary, up to a maximum total interest rate of 16% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006.

Cablecom has the option to draw on a revolving loan facility of up to CHF 1,400.0 million ($779.1 million). The revolving facility is intended to finance operating expenses, working capital and other capital expenditures of Cablecom and subsidiaries and for their general corporate financing requirements. As of June 30, 2001, Cablecom had borrowed CHF 560.0 million ($311.6 million) under the revolving loan facility with an effective interest rate of 5.71%. The revolving facility is available until May 2003. The interest rate, interest payment requirements and principal payments for the revolving facility are the same as for the term loan facility (see below). The revolving facility includes a commitment fee of 0.75% payable quarterly on the unused portion of the revolving facility commitment, which is reduced to 0.50% when over 50% of the commitment is utilized.

Regarding the Company estimated cash requirements described above, there can be no assurance that: (a) actual construction costs will not exceed the amounts estimated or that additional funding substantially in excess of the amounts estimated will not be required, (b) conditions precedent to advances under credit facilities will be satisfied when funds are required, (c) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required, (d) the Company will be able to access such cash flow or (e) the Company will not incur losses from its exposure to exchange rate fluctuations or be adversely affected by interest rate fluctuations.

                        NTL Incorporated and Subsidiaries


A wholly-owned indirect subsidiary of the Company, Premium TV Limited, has entered into media partnerships with U.K. football clubs whereby Premium TV Limited will receive certain marketing and sponsorship rights. Premium TV Limited will provide loan facilities to the clubs, repayable through the issue of shares in the football clubs, as well as provide funding to joint ventures with the clubs. At June 30, 2001, the aggregate commitment was Pound Sterling20.3 million ($28.6 million). In addition, Premium TV Limited expects to pay fees of up to Pound Sterling50.0 million ($70.4 million) over five years for the right to enter into a joint venture with the Football League to set-up an Internet portal for all 72 Football League clubs who wish to participate. In June 2001, Premium TV Limited entered into an agreement for rights to broadcast the Premiere Football League on a pay-per-view basis. Premium TV Limited expects to pay fees of approximately Pound Sterling11.2 million ($15.8 million) per year over the next three years in accordance with this agreement.

The accreted value at June 30, 2001 of the Company's consolidated long-term indebtedness, including the redeemable preferred stock, is $19,064.6 million, representing approximately 76.0% of total capitalization. The following summarizes the terms of the significant notes, credit facilities and redeemable preferred stock issued by the Company and its subsidiaries.

NTL Incorporated:

(1) Senior Redeemable Exchangeable Preferred Stock due February 15, 2009, liquidation preference of $175.2 million, dividends accrue at 13% per annum payable quarterly in arrears, at the Company's option until February 15, 2004, dividends may be paid in cash, by the issuance of additional shares or in any combination of the foregoing, redeemable at the Company's option on or after February 15, 2002, and on any dividend payment date the Company may exchange all of the outstanding shares for 13% debentures due 2009;

(2) Cumulative Preferred Stock, liquidation preference of $1,969.6 million, dividends accrue at 5% per annum and are cumulative on a quarterly basis and are payable in additional shares of Cumulative Preferred Stock in March 2002, holders other than any commercial banks or their affiliates (a "Qualified Holder") may at any time after September 2000 elect, subject to certain conditions, for the Cumulative Preferred Stock to be exchanged for up to a 50% interest in a new company which will own certain or all of the Company's broadband communications, broadcast and cable television interests in Continental Europe outside of France, redeemable for cash in March 2002 at the option of a Qualified Holder. In June 2001 the Company entered into an agreement with France Telecom to amend certain terms including an extension of the redemption date, increases to the dividend rate and potential convertibility into the Company's common stock, adoption of this agreement is subject to certain conditions;

(3) 5-3/4% Convertible Subordinated Notes due June 22, 2011, principal amount at maturity of $100.0 million, interest of 5-3/4% per annum is payable quarterly beginning on October 15, 2001, redeemable at the option of the Company on or after June 23, 2006, convertible into shares of the Company's common stock at a conversion price of $35.00 per share;

(4) Variable Coupon Redeemable Preferred Stock, liquidation preference of $476.0 million, dividends are payable quarterly at the Company's option in cash or additional shares of Variable Coupon Redeemable Preferred Stock, quarterly dividend rate based on the EURIBOR Rate plus 2.5%, mandatory redemption in cash on May 18, 2002;

(5) 6.5% Fixed Coupon Redeemable Preferred Stock, liquidation preference of $122.9 million, dividends are cumulative and are payable in cash upon redemption, mandatory redemption in cash on May 18, 2007;

                        NTL Incorporated and Subsidiaries


NTL Delaware:

(6) 5-3/4% Convertible Subordinated Notes due December 15, 2009, principal amount at maturity of $1,200.0 million, interest payable semiannually from June 15, 2000, redeemable at the Company's option on or after December 18, 2002, convertible into shares of the Company's stock at a conversion price of $108.18 per share;

NTLCL:

(7) Credit Agreement of Pound Sterling1,300.0 million ($1,830.0 million), no amounts were outstanding as of June 30, 2001, interest payable at least every six months at LIBOR plus a margin rate of 4.5% per annum, which is subject to adjustment, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, principal is due in full on March 31, 2006, pursuant to the credit agreement, following the issuance of NTL Communications notes beginning in October 2000, the commitment was reduced by Pound Sterling711.1 million ($1,001.0 million);

(8) Credit Agreement of Pound Sterling2,500.0 million ($3,519.3 million), of which Pound Sterling2,425.0 million ($3,413.7 million) was outstanding as of June 30, 2001, interest payable at least every six months at LIBOR plus a margin rate of 2.00% per annum, which is subject to adjustment, effective interest rate of 7.38% at June 30, 2001, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized, principal is due in six quarterly installments beginning on June 30, 2004;

Cablecom:

(9) Term Loan Facility of CHF 2,700.0 million ($1,502.6 million), interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment after March 2001, effective interest rate of 5.78% at June 30, 2001, principal is due over six years in quarterly installments beginning on March 31, 2004;

(10)   Revolving Facility of CHF 1,400.0 million ($779.1 million), of which CHF
       560.0 million ($311.6 million) was outstanding as of June 30, 2001, interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment, effective interest rate of 5.71% at June 30, 2001, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized, principal is due over six years in quarterly installments beginning on March 31, 2004;

NTL Australia:

(11) Credit Agreement of A$350.0 million ($178.5 million), of which A$150.0 million ($76.5 million) was outstanding as of June 30, 2001, interest is payable at least every six months at the A$ Bank Bill Bid Rate plus a margin of 1.85% per annum, which is subject to adjustment, effective interest rate of 6.89% at June 30, 2001, the unused portion of the commitment is subject to a commitment fee of 0.6%, which is subject to adjustment, principal is due in four semiannual installments beginning on June 30, 2004, the balance is due in full on March 30, 2006;

                        NTL Incorporated and Subsidiaries


NTL Communications:

(12) 12-3/4% Senior Deferred Coupon Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from October 15, 2000, redeemable at the Company's option on or after April 15, 2000;

(13) 11-1/2% Senior Deferred Coupon Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually beginning on August 1, 2001, redeemable at the Company's option on or after February 1, 2001;

(14) 10% Senior Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company's option on or after February 15, 2002;

(15) 9-1/2% Senior Sterling Notes due April 1, 2008, principal amount at maturity of Pound Sterling125.0 million ($176.0 million), interest payable semiannually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

(16) 10-3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of Pound Sterling300.0 million ($422.3 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(17) 9-3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(18) 9-3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of Pound Sterling330.0 million ($464.5 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

(19) 11-1/2% Senior Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company's option on or after October 1, 2003;

(20) 12-3/8% Senior Deferred Coupon Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company's option on or after October 1, 2003;

(21) 7% Convertible Subordinated Notes due December 15, 2008, principal amount at maturity of $489.8 million, interest payable semiannually from June 15, 1999, convertible into shares of the Company's common stock at a conversion price of $39.20 per share, redeemable at the Company's option on or after December 15, 2001;

(22) 9-1/4% Senior Euro Notes due November 15, 2006, principal amount at maturity of euro 250.0 million ($211.9 million), interest payable semiannually from May 15, 2000;

(23) 9-7/8% Senior Euro Notes due November 15, 2009, principal amount at maturity of euro 350.0 million ($296.6 million), interest payable semiannually from May 15, 2000, redeemable at the Company's option on or after November 15, 2004;

                        NTL Incorporated and Subsidiaries


(24) 11-1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of euro 210.0 million ($178.0 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;

(25) 11-7/8% Senior Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually from April 1, 2001, redeemable at the Company's option on or after October 1, 2005;

(26) 12-3/8% Senior Euro Notes due February 1, 2008; principal amount at maturity of euro 300.0 million ($254.2 million), interest payable semiannually beginning on August 1, 2001;

(27) 6-3/4% Convertible Senior Notes due May 15, 2008, principal amount at maturity of $1,150.0 million, interest payable semiannually beginning on November 15, 2001, convertible into shares of the Company's common stock at a conversion price of $32.728 per share, redeemable at the Company's option on or after May 21, 2004;

NTL Triangle:

(28) 11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually from May 15, 2001, redeemable at NTL Triangle's option after November 15, 2000;

Diamond:

(29) 13-1/4% Senior Discount Notes due September 30, 2004, principal amount at maturity of $285.1 million, interest payable semiannually from March 31, 2000, redeemable at Diamond's option after September 30, 1999;

(30) 11-3/4% Senior Discount Notes due December 15, 2005, principal amount at maturity of $531.0 million, interest payable semiannually from June 15, 2001, redeemable at Diamond's option on or after December 15, 2000;

(31) 10-3/4% Senior Discount Notes due February 15, 2007, principal amount at maturity of $420.5 million, interest payable semiannually beginning on August 15, 2002, redeemable at Diamond's option on or after December 15, 2002;

(32) 10% Senior Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount at maturity of Pound Sterling135.0 million ($190.0 million), interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003; and

(33) 9-1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003.

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash used in operating activities was $290.0 million and $148.5 million in the six months ended June 30, 2001 and 2000, respectively. Cash paid for interest exclusive of amounts capitalized in the six months ended June 30, 2001 and 2000 was $428.3 million and $188.9 million, respectively. The remainder of this change is primarily due to the increase in the net loss and changes in working capital as a result of the timing of receipts and disbursements. A significant component of the working capital change in the six months ended June 30, 2001 was the collection of annual amounts billed by Cablecom in December 2000. The $134.6 million reduction in Cablecom's accounts receivable since December 31, 2000 was principally due to these collections.

Purchases of fixed assets were $1,075.7 million in 2001 and $795.8 million in 2000 as a result of the continuing fixed asset purchases and construction, including purchases and construction by acquired companies.

The cash used for other assets of $96.3 million in 2001 and $384.0 million in 2000 was primarily for investments in and loans to unconsolidated entities.

Proceeds from borrowings, net of financing costs of $2,249.0 million in 2001 include $320.4 million borrowed under the Pound Sterling2,500.0 million NTLCL credit agreement, $287.7 million borrowed under the Pound Sterling1,300.0 million NTLCL credit agreement (all of which was repaid by June 30, 2001), $1,150.0 million from the issuance of NTL Communications 6-3/4% Convertible Senior Notes, $278.4 million from the issuance of NTL Communications 12-3/8% Senior Euro Notes, $82.0 million borrowed under the Cablecom revolving facility, $78.3 million borrowed under the NTL Australia credit agreement, and $100.0 million from the issuance of NTL Incorporated 5-3/4% Convertible Subordinated Notes, net of aggregate financing costs of $47.8 million.

Principal payments of $484.4 million in 2001 include optional repayments of $454.2 million under the NTLCL credit agreements and Cablecom revolving facility and repayments of an aggregate of $30.2 million of other debt.

                        NTL Incorporated and Subsidiaries


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions, technological developments, the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment, interest rate and currency exchange rate fluctuations, and availability, terms and deployment of capital. The Company assumes no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

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

The Company has entered into cross currency swaps to hedge exposure to movements in the British pound to U.S. dollar exchange rate with a notional amount of Pound Sterling70.8 million at June 30, 2001. The Company has also entered into cross currency swaps to hedge exposure to movements in the Euro to British pound exchange rate with a notional amount of euro 114.7 million at June 30, 2001.

INTEREST RATES

The fair market value of long-term fixed interest rate debt and the amount of future interest payments on floating interest rate debt are subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.

The Company has entered into zero cost collars to hedge exposure to the floating interest rate indebtedness incurred under the Cablecom term loan facility and revolving loan facility. The notional amount of the zero cost collars was CHF 1,200.0 million at June 30, 2001.

The following table provides information about the Company's long-term fixed and floating interest rate debt and derivative financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates.

                        NTL Incorporated and Subsidiaries

                                              SIX MONTHS
                                                ENDING      YEAR ENDING    YEAR ENDING        YEAR ENDING      YEAR ENDING
                                               12/31/01       12/31/02       12/31/03           12/31/04         12/31/05
                                               --------       --------       --------           --------         --------

LONG-TERM DEBT INCLUDING
  CURRENT PORTION
U.S. Dollar
  Fixed Rate                                        -             -              -                   $285.1                   $808.8
  Average Interest Rate                                                                              13.25%                   12.09%

U.K. Pound
  Fixed Rate                                        -             -              -                        -                        -
  Average Interest Rate
  Average Forward Exchange Rate

Euro
  Fixed Rate                                        -             -              -                        -                        -
  Average Interest Rate
  Average Forward Exchange Rate

U.K. Pound
  Variable Rate                                     -             -              -       pound sterling87.3    pound sterling2,337.7
  Average Interest Rate                                                                       LIBOR plus                  LIBOR plus
                                                                                                   2.25%                       2.25%
  Average Forward Exchange Rate                                                                   1.4865                      1.4902

CHF
  Variable Rate                                     -             -              -              CHF130.4                    CHF228.2
  Average Interest Rate                                                                      Swiss LIBOR                 Swiss LIBOR
                                                                                               plus 2.5%                   plus 2.5%
  Average Forward Exchange Rate                                                                    .6444                       .6546

Australian Dollar
  Variable Rate                                     -             -              -                A$15.0                      A$25.0
  Average Interest Rate                                                                      A$ Bank Bid                 A$ Bank Bid
                                                                                         Rate plus 1.85%             Rate plus 1.85%
  Average Forward Exchange Rate                                                                    .5147                       .5151

INTEREST RATE DERIVATIVE
  FINANCIAL INSTRUMENTS RELATED
  TO LONG-TERM DEBT
Interest Rate Swaps
  Notional CHF Amount                      CHF1,200.0    CHF1,200.0    CHF1,200.0             CHF1,200.0                           -
  Average Floor Strike Rate                     3.27%         3.27%         3.27%                  3.27%
  Average Cap Strike Rate                       5.15%         5.15%         5.15%                  5.15%

CURRENCY SWAP AGREEMENTS RELATED
TO LONG-TERM DEBT
Receipt of U.S. Dollars
  Notional U.K. Pound Amount       pound sterling70.8             -             -                      -                           -
  Average Contract Rate                        1.4788

Receipt of U.K. Pounds
  Notional Euro Amount                       euro38.5      euro76.2             -                      -                           -
  Average Contract Rate                         .6361         .6457

                                                YEAR ENDING                                                  FAIR VALUE
                                                  12/31/06     THEREAFTER               TOTAL                 06/30/01
                                                  --------     ----------               -----                 --------

LONG-TERM DEBT INCLUDING CURRENT PORTION
U.S. Dollar
  Fixed Rate                                      $1,050.0              $7,262.6              $9,406.5                $5,302.4
  Average Interest Rate                             11.50%                 9.00%

U.K. Pound
  Fixed Rate                                             -   pound sterling890.0   pound sterling890.0     pound sterling409.0
  Average Interest Rate                                                   10.09%
  Average Forward Exchange Rate                                           1.5033

Euro
  Fixed Rate                                     euro250.0             euro860.0            euro1,110.0              euro656.7
  Average Interest Rate                              9.25%                11.14%
  Average Forward Exchange Rate                      .9583                 .9676

U.K. Pound
  Variable Rate                                          -                     -  pound sterling2,425.0  pound sterling2,425.0

  Average Interest Rate
  Average Forward Exchange Rate

CHF
  Variable Rate                                   CHF489.0    CHF2,412.4                     CHF3,260.0             CHF3,260.0
  Average Interest Rate                        Swiss LIBOR   Swiss LIBOR
                                                 plus 2.5%     plus 2.5%
  Average Forward Exchange Rate                      .6638         .6960

Australian Dollar
  Variable Rate                                    A$110.0             -                        A$150.0                A$150.0
  Average Interest Rate                        A$ Bank Bid
                                           Rate plus 1.85%
  Average Forward Exchange Rate                      .5153

INTEREST RATE DERIVATIVE FINANCIAL
INSTRUMENTS RELATED TO LONG-TERM DEBT
Interest Rate Swaps
  Notional CHF Amount                                    -            -                      CHF1,200.0               CHF(11.3)
  Average Floor Strike Rate
  Average Cap Strike Rate

CURRENCY SWAP AGREEMENTS RELATED TO
LONG-TERM DEBT
Receipt of U.S. Dollars
  Notional U.K. Pound Amount                             -            -              pound sterling70.8      pound sterling3.3
  Average Contract Rate

Receipt of U.K. Pounds
  Notional Euro Amount                                   -            -                       euro114.7               euro(4.7)
  Average Contract Rate

                        NTL Incorporated and Subsidiaries


PART II.        OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 18, 2001, the Company issued to France Telecom S.A. 47,218 shares of its Variable Coupon Redeemable Preferred Stock, Series A (the "Variable Preferred Series A"), and 12,194 shares of its 6.5% Fixed Coupon Redeemable Preferred Stock, Series A (the "6.5% Fixed Coupon Series A") in consideration for the sale and transfer by France Telecom to the Company of a 27% interest in Suez-Lyonnaise Telecom ("Noos"), as part of an agreement between the Company and Morgan Stanley Dean Witter Private Equity to buy France Telecom's 49.9% stake in Noos.

The Company's 27% stake in Noos was financed through the issuance to France Telecom of shares of Variable Preferred Series A with an aggregate liquidation preference of $472,180,000 for 80% of the consideration and shares of 6.5% Fixed Coupon Series A with an aggregate liquidation preference of $121,941,000 for the remaining 20% of the consideration. The shares of preferred stock are not convertible, exchangeable, exercisable or redeemable for shares of common stock of the Company. The shares of preferred stock were issued by the Company to France Telecom pursuant to Section 4(2) of the Securities Act in a transaction exempt from the registration requirements under the Securities Act because the issuance did not involve a public offering.

Copies of the Certificates of Designation for the shares of preferred stock are attached hereto as Exhibit 3.1 and Exhibit 3.2 and incorporated in their entirety by reference herein.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 30, 2001, NTL Incorporated held its annual meeting of stockholders. The following management proposals were adopted: (1) the reelection of Sidney R. Knafel, Ted H. McCourtney and Del Mintz to the Board of Directors and (2) the ratification of the selection of Ernst & Young LLP as the Company's independent auditors for 2001.

The stockholders approved the election of Sidney R. Knafel by a vote of 240,316,247 shares in favor and 1,393,737 shares withheld from voting. The stockholders approved the election of Ted H. McCourtney by a vote of 240,327,282 shares in favor and 1,382,702 shares withheld from voting. The stockholders approved the election of Del Mintz by a vote of 240,330,583 shares in favor and 1,379,401 shares withheld from voting. The stockholders approved the second proposal by a vote of 237,848,145 shares in favor, 3,854,819 shares against and 7,020 shares abstaining from voting.

                        NTL Incorporated and Subsidiaries


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         (i) Exhibit 3.1, Certificate of Designation of the Voting Powers, Designation, Preferences and Relative, Participating, Optional or Other Special Rights and Qualifications, Limitations or Restrictions of the Variable Coupon Redeemable Preferred Stock, Series A of NTL Incorporated

         (ii) Exhibit 3.2, Certificate of Designation of the Voting Powers, Designation, Preferences and Relative, Participating, Optional or Other Special Rights and Qualifications, Limitations or Restrictions of the 6.5% Fixed Coupon Redeemable Preferred Stock, Series A of NTL Incorporated

(b)      Reports on Form 8-K.

         During the quarter ended June 30, 2001, the Company filed the following reports on Form 8-K:

         (i)      Report dated May 8, 2001 (filed May 8, 2001) reporting under
                  Item 5, Other Events, that NTL Incorporated announced certain of its results for the three months ended March 31, 2001 and that NTL Communications Corp., its wholly-owned subsidiary, intended to undertake a private placement to sell approximately $500 million of Convertible Senior Notes.

         (ii)     Report dated May 10, 2001 (filed May 10, 2001) reporting under
                  Item 5, Other Events, that NTL Incorporated announced that its wholly-owned subsidiary, NTL Communications Corp., had priced an issue of $1 billion of 6-3/4% Convertible Senior Notes Due 2008.

         (iii)    Report dated May 10, 2001 (filed May 10, 2001) reporting under
                  Item 5, Other Events, that NTL Incorporated announced results for the three months ended March 31, 2001.

         (iv)     Report dated May 24, 2001 (filed May 24, 2001) reporting under
                  Item 5, Other Events, that NTL Incorporated announced that it had signed a Strategic Outsourcing Deal with IBM which covers the provision of Information Technology (IT) Services for NTL across the UK and Ireland.

                        NTL Incorporated and Subsidiaries


         (v)      Report dated June 5, 2001 (filed June 8, 2001) reporting under
                  Item 5, Other Events, that NTL Incorporated entered into an agreement with France Telecom S.A. agreeing to amend the terms of the 5% Cumulative Preferred Stock, Series A held by France Telecom S.A. and others.

         (vi) Report dated June 12, 2001 (filed June 13, 2001) reporting under Item 5, Other Events, that NTL Incorporated issued a press release reaffirming that it is on track to meet or exceed its quarterly and yearly guidance.

         No financial statements were filed with these reports.

                        NTL Incorporated and Subsidiaries



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NTL INCORPORATED



Date:  August 9, 2001                  By: /s/ Barclay Knapp
                                           -------------------------
                                           Barclay Knapp
                                           President and Chief Executive Officer


Date:  August 9, 2001                  By: /s/ Gregg N. Gorelick
                                           --------------------------
                                           Gregg N. Gorelick
                                           Vice President-Controller
                                           (Principal Accounting Officer)