Form 10-K
period 2001-12-31
NTL INC/DE/
filed 2002-04-16
CIK 1114937

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file no. 0-30673

NTL INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	13-4105887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 East 59th Street, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 906-8440

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share
(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

      Indicate by check mark whether disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  No ☑

      The aggregate market value of the Registrant’s voting stock held by non-affiliates at March 26, 2002, the last day before suspension of trading on the NYSE of the Registrant’s Common Stock, valued in all cases in accordance with the New York Stock Exchange closing sale price for the Registrant’s Common Stock on such date, was approximately $44,114,400.

      Number of shares of Common Stock outstanding as at March 26, 2002: 276,626,476

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K in
Document	Which Incorporated

Definitive proxy statement for the 2002 Annual Meeting of the Stockholders of NTL Incorporated:	Part III

      This Annual Report on Form 10-K for the year ended December 31, 2001, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in this Form 10-K as well as: the ability of the Company to continue as a going concern; the ability of the Company to obtain trade credit and shipments and terms with vendors and service providers for current orders; the Company’s ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Company’s liquidity or results of operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; the ability of the Company to attract and retain customers; general economic and business conditions; technological developments; the Company’s ability to continue to design networks; install facilities; obtain and maintain any required governmental licenses or approvals; and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment and interest rate and currency exchange rate fluctuations.

      In this Annual Report on Form 10-K, “NTL,” the “Company,” “we,” “us,” and “our” refer to NTL Incorporated and its consolidated subsidiaries except where we expressly state that we are only referring to NTL Incorporated or the context otherwise requires that we are referring only to NTL Incorporated.

      In this Report on Form 10-K, references to “(pound sterling)” “pounds sterling,” “(pound),” “pence” or “p” are to the lawful currency of the UK, references to “(euro)” or “Euro” are to the lawful currency of the European Monetary Union, references to “IR(pounds)” or “Irish punts” are to the historically lawful currency of the Republic of Ireland, references to “FRF” or “Francs” are to the lawful currency of France, references to “A$” are to the lawful currency of Australia, references to “CHF” are to the lawful currency of Switzerland and references to “U.S. dollars,” “dollars,” “$” or  “(cent)” are to the lawful currency of the United States. Solely for the convenience of the reader, this Form 10-K contains translations of some foreign currency amounts into U.S. dollars and some U.S. dollar amounts into foreign currencies. You should not construe these transactions as representations that the foreign currency amounts actually represent such U.S. dollar amounts or vice versa or could have been or could be or will be converted into U.S. dollars or foreign currencies, as the case may be, at the rate indicated or at any other rate. Unless otherwise indicated, the translations of foreign currencies into U.S. dollars and U.S. dollars into foreign currencies have been made at $1.4543 per UK (pound) 1.00, $.8901 per (euro) 1.00, $1.1337 per IR (punt) 1.00, $.1357 per FRF1.00, $.5117 per A$1.00 and $.5828 per CHF1.00, the noon buying rates in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 2001. On March 31, 2002, the Noon Buying Rate was $1.4250 per (pound) 1.00, $.8717 per (euro) 1.00, $1.2539 per IR (punt) 1.00, $.1329 per FRF 1.00, $.5333 per A$1.00 and $.5945 per CHF1.00.

ii

iii

PART I

NTL CORPORATE STRUCTURE

      NTL Incorporated, a Delaware corporation, was incorporated in December 1999, to effect a reorganization into a holding company structure under Section 251(g) of the Delaware General Corporation Law. The holding company structure, which was implemented in May 2000 in connection with the acquisition of the residential assets of Cable & Wireless Communications plc, was accomplished through a merger. The stockholders of NTL (Delaware), Inc. (formerly NTL Incorporated), at the effective time of the merger became stockholders of the new holding company, and NTL (Delaware), Inc. became a subsidiary of the new holding company. The new holding company then took the name NTL Incorporated. NTL’s principal executive office is located at 110 East 59th Street, New York, New York 10022, and its telephone number is (212) 906-8440.

      On February 21, 2001, NTL Incorporated contributed the residential broadband and business cable operations of Cable & Wireless Communications to NTL Communications Corp., a wholly-owned subsidiary. On February 21, 2001, NTL (Delaware), Inc. contributed the assets of NTL Business (formerly Workplace Technologies plc) to NTL Communications Corp. The following chart shows on a condensed basis the corporate structure of NTL through which our operations are conducted and investments held, accounting for both contributions. The chart does not show our operating or other intermediate companies or ownership interests in those entities. Please note that the following chart does not reflect the sale of NTL Australia that was completed on April 2, 2002.

Item 1.     Business.

RECENT DEVELOPMENTS

Recapitalization Process

      On January 31, 2002, we announced that we had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen our balance sheet, reduce debt and put an appropriate capital structure in place for our business. Since then, we have been evaluating various recapitalization alternatives to effect a comprehensive consensual recapitalization in a timely manner and to minimize negative effects on our business operations. NTL has been engaged in discussions with an unofficial committee of bondholders, the members of which hold a majority in principal amount of the public debt of NTL and its subsidiaries, and France Telecom, which owns a significant amount of NTL’s common and preferred stock. On April 16, we announced that we had reached an agreement in principle with the unofficial committee on a comprehensive recapitalization of NTL and its subsidiaries. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Risk Factors” for a more detailed description of the proposed recapitalization plan and the associated uncertainties.

      The following business description does not address the possible risks or negative impacts that could result from the recapitalization process and our liquidity position. Accordingly, this section must be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Risk Factors set forth in that section, and the Financial Statements and related notes.

Sale of NTL Australia

      On April 2, 2002, we announced that we had completed the previously announced sale of our Australian broadcast business to Macquarie Bank for A$850 million (US$448 million) in an all cash transaction. NTL Australia owned and operated the most extensive terrestrial broadcast transmission network in Australia with over 98% population coverage provided from 578 sites located across metropolitan, regional and rural areas. For the year ended December 31, 2001, NTL Australia’s revenues were approximately A$119 million (US$62 million) generating EBITDA of approximately A$52 million (US$27 million). NTL’s Australian operations also included a 51% share in a joint venture, NTLT, with two Australian regional broadcasters (WIN Television and Southern Cross Broadcasting) operating a carrier grade wholesale microwave telecommunications network along the east coast of Australia.

ABOUT NTL

      NTL is the leading broadband communications and broadband services company in the UK and the Republic of Ireland. We also provide telecommunications services in Switzerland and Australia and have made strategic investments in broadband operations in France, Germany and Sweden. Unless otherwise indicated, the following business description is as of December 31, 2001 and includes a description of NTL’s businesses in Australia which were subsequently sold.

      We offer services to residential, business and wholesale customers on a national and international scale.

      Our predominant lines of business are:

•	Consumer Services, including residential telephony, cable television, Internet access and interactive services;

•	Business Services, including business telephony, national and international carrier telecommunications, Internet services and radio communications services; and

•	Broadcast Transmission and Tower Services, including digital and analog television and radio broadcasting, wireless network management, tower and site leasing and satellite distribution services.

      We believe that our operational success to date has been due largely to our focus on customer service and the development of services that emphasize value rather than simply low prices. Our product offerings incorporate our fundamental proposition of providing our customers with a full range of choices.

      Our business is underpinned by the $15.9 billion investment we, and companies we have acquired, have made in our network infrastructure. We provide our broad range of services over local, national and international networks. This network infrastructure consists of:

•	Broadband Communications Networks in the UK that currently pass approximately 8.4 million homes and can be expanded to cover over 11 million homes in our regional UK franchise areas. These high-capacity two-way local broadband fiber networks serve entire communities throughout these regional franchise areas. Our fiber optic cables pass a significant number of businesses in these areas and are connected to distribution points, or nodes, which are typically within approximately 500 meters of each of the 500 homes typically served by each node. Each home is then connected by a cable allowing us to deliver telephone, cable television and Internet services over a single integrated network.

Additionally, we have broadband cable networks in Switzerland and the Republic of Ireland that currently pass approximately 2.3 million homes. These primarily analog cable television networks are in the process of being upgraded to allow for higher capacity signals and a suite of new products including digital television, cable modem Internet access and voice telephony.

•	A National/ International Synchronous Digital Hierarchy, known as SDH, Fiber Optic Telecommunications Network in the UK which connects all of the major population centers in the UK to Ireland, continental Europe and the United States. SDH allows high speed data transmission and redirects transmissions in the event of a problem to prevent any disruption. This backbone network utilizes Asynchronous Transfer Mode, known as ATM, technology, a high speed, high bandwidth technology, and was built with sufficient duct capacity to accommodate over 2,300 fibers on the majority of the network. We designed this network to allow us to place the active components, such as routing devices, close to our customers, allowing us to offer a broad range of voice and data services.

•	National Broadcast Transmission and Tower Network Infrastructure in the UK and Australia, which provide national, regional and local broadcast and wireless communications coverage. We own, lease, manage, or have access to, over 2,900 multi-user sites, including over 2,300 sites in the UK and over 575 sites in Australia. Our fixed line and tower networks in the UK are interconnected at numerous sites.

NTL’s Businesses in the UK & Australia

      We spent 2001 integrating our UK operations following several years of acquisition and growth. Between 1998 and 2000, we expanded our UK operations significantly, predominantly through acquisitions. Between June 1998 and July 1999, we acquired the UK broadband operations of Comcast UK Cable Partners, Diamond Cable and ComTel as well as the Westminster and Milton Keynes cable franchises of British Telecommunications, or BT. In May 2000, we further increased our UK operations by completing our acquisition of the residential broadband and business cable operations of Cable & Wireless Communications, also known as Consumer Co.

      In the UK, we provide a broad range of communication services:

•	ntl: home, delivering broadband services to residential markets comprising residential telephone, analog and digital cable television, narrowband and broadband Internet access and interactive services;

•	ntl: business, comprising business telecommunications, national and international carrier telecommunications, Internet services and radio communication services;

•	ntl: broadcast, delivering digital and analog television and radio broadcast transmission services, wireless network management, tower site rental and satellite and media services.

     ntl: home

      We are the largest provider of broadband services in the UK. As of December 31, 2001, we had approximately 2.8 million residential cable television and telephony customers and over 4.97 million revenue generating units, which we refer to as RGUs. At such date, our penetration rates were approximately 35% telephone penetration, 29% cable television penetration and 37% customer penetration.

      Throughout 2001, we worked to streamline our subscriber base, removing a backlog of approximately 45,000 non-paying and non-profitable customers in the second half of the year. We are planning to remove an additional 14,000 in the first quarter of 2002. We remove non-paying and non-profitable customers if our standard collections procedures do not achieve a satisfactory result. The action taken to remove non-paying customers provides us with a stronger customer base. Our average churn rate for the quarter ending December 31, 2001 was 21.3% on an annualized basis. Our average churn rate for the same period excluding involuntary disconnects would have been 17.7% on an annualized basis.

      We believe the most effective strategy to maximize revenues and penetration for our residential offerings is to bundle together telephone, cable television and Internet services. Our product and pricing strategies emphasize choice, value and quality and are designed to encourage subscription to multiple services to maximize customer retention and average revenue per customer.

      Including capital expenditures made by the companies and businesses acquired by NTL, we have spent approximately $11.2 billion on our network infrastructure in the UK.

      Our core network consists of optical fiber connected to distribution points, or nodes, each typically serving up to 500 homes, from which we provide coaxial cable and two copper pair telephone wires into each home. This cabling enables the provision of two telephone lines, an analog or digital television service and a high speed cable modem service to each customer’s home.

      Our fiber network has the capability to carry telephone services as well as high speed data services. The fiber network is capable of supporting digital subscriber lines, or DSL, which consist of a bi-directional 2Mb/s connection capable of supporting 30 voice channels and enable the provision of higher capacity services to business customers. We are able to support digital and interactive services as well as advanced video services over our network through cable modems that enable Internet access at almost 10 times the speed of conventional dial up access.

      Our cable modem service has been engineered to provide high quality residential high speed Internet access service. It is therefore able to support small businesses and people who work from home, including enabling a link to a company’s local area network, or LAN. We have in place the next generation of network technology using Internet protocol, or IP, over optic fiber cable technology in our core backbone network. This technology, in which data is broken up into discrete packets for transmission, enables more efficient use of network capacity, meeting growth at lower unit cost and positioning NTL to provide high speed broadband access on a mass scale.

     Internet access

      In March 2000, we announced a plan to offer our residential customers throughout the UK free, unlimited Internet access via their personal computers or, where available, televisions. This Internet service is called “ntlworld” and became available to some of our customers beginning in April 2000. As of December 31, 2001, we had approximately 695,000 ntlworld customers within our local franchises and 29,000 customers who used our service via digital TV access. We have decided to begin charging our customers for this service; however, we believe that we remain highly competitive in this segment of the market.

      Since the launch of ntlworld, the trend in UK Internet pricing has been towards offering unlimited Internet access for a higher fixed charge, as Internet penetration has grown and Internet usage has increased. In January 2002, we announced our decision to begin charging our customers for service and the launch of two new packages: “Pay as you go”, a metered service at 1p per minute; and “Unlimited”, an unmetered service at £10 per month. All subscribers to the free ntlworld service will be transferred to either “Pay as you go” or “Unlimited” during the first half of 2002. Existing ntlworld customers will benefit from a £5 per month price for Unlimited for a period of time.

      In 1999, we were the first communications provider in the UK to launch a high-speed cable modem Internet service, which links customers of our local cable franchise networks to the Internet at up to ten times the speed possible over standard telephone lines. As of December 31, 2001, we had approximately 118,000 cable modem customers. Approximately 80% of our networks are currently able to provide this service to our customers. Our high-speed Internet service currently operates at a speed of up to 2.0 Mb/s and is offered at minimum delivery speeds of 128 Kb/s, 512Kb/s or 1Mb/s. The service is an “always on” service, removing logging-on delays and the need to log off while using the telephone. It uses the hybrid fiber coaxial cable portion of our broadband network, which allows customers who also subscribe to a telephony service to simultaneously make or receive telephone calls while accessing the Internet. The 128 Kb/s and 512 Kb/s services are currently offered at flat rates of £14.99 and £24.99 per month, respectively, including the rental of a cable modem. This compares with the newly announced prices for Freeserve and BTOpenworld 512Kb/s ADSL services of £29.99 per month plus purchase of the modem. In the first quarter of 2002, we launched a 1 Mb/s modem offer at a price of £49.99 per month. We are currently the only provider offering 1 Mb/s service in the UK.

     Franchise customers

      We first introduced a bundled cable service to our franchise customers in 1996, when we implemented a promotional pricing and packaging structure called “Choices.” Since then, we have continued to refine and enhance our offering. The packages we currently offer to our UK residential franchise customers, excluding customers in Milton Keynes and Westminster, where we plan to launch broadband in 2002, and in some former Cable & Wireless Communications franchises which only offer cable television, comprise:

•	telephone service, including a second telephone line for an additional charge unless the customer decides not to take television (99% of potential customers are now offered the “3-2-1” simplified telephone rate plan);

•	narrowband Internet access service, if the customer takes a telephone service (97% of potential customers can subscribe for ntlworld flat rate narrowband Internet service);

•	broadband Internet access service (two thirds of potential customers can subscribe for 128 Kb/s or 512 Kb/s broadband Internet service);

•	all of the current terrestrial television channels and access to multi-channel television, including pay per view; and

•	interactive television services.

      Our packaging and pricing are designed to encourage our customers to use multiple services such as dual telephone and broadband, dual telephone and narrowband, dual telephone and TV, or triple telephone, TV and Internet access. Only telephone, with its low capital expenditure requirements and high margins, is available widely as a stand-alone single product. Of our competitors, only Telewest, which does not offer its services in our franchise areas, is able to offer the full range of services we provide (see table below).

	Internet	TV	Telephone

NTL	✓	✓	✓

BT	✓	X	✓

BskyB	X	✓	✓

Telewest	✓	✓	✓

     Cable television

      The selection of analog cable channels that we currently offer to our franchise customers varies based on the particular franchise area. This variation is a result of the different channel offerings we have inherited as a result of our acquisitions of various cable franchises over the past several years. Variation between franchise areas will increasingly be removed as digital cable television is rolled out offering the same channels, subject to regional programming variations. In addition to offering many of the popular channels available on BSkyB’s satellite platform, we also offer to all of our franchise customers, through our joint venture with Telewest, a cable-only movie, sport and special events pay per view television service called “Front Row” that we rolled out to our customers beginning in March 1998. Our joint venture with Telewest represented the first ever alternative in the UK to BSkyB in the provision of films and sports events through pay television. Front Row has signed content output contracts with major Hollywood studios, including Warner Brothers, Sony Pictures Entertainment (Columbia/ Tri-Star), the Walt Disney Company (Walt Disney Studios, Miramax, Hollywood Pictures and Touchstone), Dreamworks, MGM and Universal.

     Interactive services

      We have moved rapidly to take advantage of the convergence between the Internet and television and the advent of digital cable television. We are currently aggregating a broad range of interactive content into a service that can be deployed as part of our interactive television offering to our residential customers. Our interactive offering comprises a free television e-mail service, a “walled garden” of partner websites that have been specially redesigned for television and an online customer service application that allows select customers to see their NTL bill via the television.

      We have established relationships with over 75 content providers to deliver a wide range of interactive services, including education, shopping and banking, finance, travel, entertainment, games, news, sports and local content. Interactive content is organized into channels, including news, sports, travel, lifestyle, money, entertainment and shopping. Our partners include Sainsburys, Iceland, QVC, W.H. Smith and Domino’s Pizza. The travel channel includes content partners such as Go Airlines, Thomas Cook Travel Select and Teletext and the money channel features content partners such as Abbey National, The Halifax and Bloomberg.

      We also offer additional channels providing up to date news and weather information, games and educational content. Where appropriate, our contracts with content providers require the payment of tenancy fees as well as commissions on e-commerce transactions. We also derive revenues from the advertising opportunities that exist across our interactive service offering.

     Telephony

      In 1999, we launched the NTL “3-2-1” call plan for our residential franchise customers where national and local calls cost only three pence per minute during the day, evening calls cost two pence per minute and weekend calls cost one pence per minute. We are able to offer this plan by using our national telecommunications and local networks and bypassing a portion of the wholesale long distance fees which would otherwise be charged by BT and other carriers for carrying calls to and from our local franchise networks. In 2002, we have begun the roll-out of our ‘Talk Unlimited” service, whereby customers can make unlimited calls on evenings and weekends to local and national fixed line numbers for a flat fee of £8 per month in addition to their standard line rental.

     Indirect access

      On November 7, 2001, we announced our sale of the right to offer services to approximately 230,000 indirect access telephone customers to Innogy for approximately £23 million ($33 million) including the collection of certain future service revenues and existing receivables.

      We acquired these indirect access customers as part of the acquisition of the residential businesses of Cable & Wireless Communications in May 2000. However, as these customers were not connected to our national backbone network, they could not benefit from our simplified calling tariffs, cost base or dial-up Internet service. Rather than risk the substantial churn associated with the process of migrating the customers to the NTL network and services, we determined that the sale of the customer base would result in the highest realizable value of the asset.

      As of December 31, 2001, we had approximately 118,000 off-net customers of which approximately 89,000 are also customers of our ntlworld Internet service. We do not incur the unfavorable interconnect costs that were related to servicing the Cable & Wireless indirect access telephony base because these indirect access customers are served by our national network.

     Customer management systems

      For most of our franchise areas, we use advanced billing and customer management systems which enable us to control all aspects of a customer’s account for both telecommunication and television products. We currently operate a number of billing systems inherited from the different operations we have acquired. We are in the process of merging these different systems onto a single platform, which we expect will reduce costs and improve customer satisfaction.

     Premium TV

      Premium TV Limited, which is a wholly owned subsidiary of NTL, has a joint venture with Eurosport, the pan-European basic tier sports channel, to develop British Eurosport, a version of Eurosport tailored to appeal to UK viewers. This channel is now available to all of NTL’s UK pay television homes.

      Premium TV has also entered into long-term joint ventures with a number of UK football (soccer) teams including Rangers, Leicester, Middlesbrough and Newcastle, as well as the Football League, which represents 76 teams, and has entered into a five-year operating agreement with Aston Villa. These joint ventures are intended to develop the football teams’ Internet and broadband rights which may include audio-visual footage of matches on a delayed basis and live audio coverage of matches.

      Premium TV is developing a Classic Sports television channel, and has a contractual arrangement with the BBC permitting Premium TV to show historical football (soccer) matches from the BBC’s library.

     ntl: business

      The primary objective of our business services division in the UK “ntl: business” is to provide a comprehensive range of voice, data and application based communications services for our business customers.

      Our existing customer base incorporates both private and public sector organizations. Within the private sector we focus on the areas of finance, utilities and travel. Within the public sector we have a substantial share of the market in emergency services, local government and education telecommunications requirements.

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

      ntl: business has developed a diverse portfolio of skills and services through both product development and a number of significant acquisitions. Beginning in 2000, we commenced a program to integrate the skills and abilities of employees from Workplace Technologies, X-tant and ConsumerCo’s small business team with those of the existing business telecom operations, to create a single integrated portfolio and customer support organization. Another example of this strategy is our acquisition in the third quarter of 2001 of the UK assets and contracts of Viatel UK. Viatel was a provider of managed data and voice services to UK based corporate companies and also provided voice services to resellers, voice and Internet services to wholesalers and managed data services to other European managed service providers. In addition, we continue to focus specific sales and marketing efforts on winning business customers in our franchise areas and increasing revenue from our existing customers.

      Since August 1, 2001, ntl: business has been structured with three key business units within the overall UK communications market. These business units are Retail, Managed Network Services (incorporating Mobile, Enterprise, Public Safety and VISP) and Carrier Services. The segmentation enables us to develop a deeper understanding of our customers’ businesses which enables us to craft specific solutions and trading alliances appropriate for each specific market. The discussions below reflect the old structure of ntl: business.

      Following our analysis of published OFTEL statistics for telecommunications services, and Gartner Group statistics for other communications services, we estimate the size of the market in which we compete to be in excess of £24.5 billion for the year 2002. Of the total communications market, we estimate that approximately £17.5 billion represents business telecommunications and £7 billion represents carrier telecommunications services.

      Our network already passes within 200 meters of more than 570,000 business premises in the UK. However, as a result of the reach of our national network, we can serve a substantial portion of the UK’s approximately 1.2 million business premises through means such as indirect access. These premises host approximately 1.5 million business customers. We believe that the architecture and reach of our network infrastructure has positioned ntl: business to play a leading role in the delivery of broadband services to UK businesses going forward. We plan to exploit demand for broadband services primarily through our broadband cable modem product which was launched in the second quarter of 2001, and our E-1 Direct Internet Access Service. We will continue to market our standard products and services ranging from telephony and Internet access to data and e-commerce and managed services. These services will be delivered via copper wire, coaxial cable, fiber and wireless.

     Retail and Enterprise

      In our local direct markets (retail), our approach is to “think nationally but act locally.” In our business markets, our approach is to enable businesses to become more efficient and effective. Our focus is on small to medium sized businesses.

      Our business model for dealing with small businesses has changed over the last twelve months. In October 2000, we opened a new small business call center which uses telephone account management techniques to sell and service a range of simple business bundles for smaller businesses across the UK. Under this new business model, we have developed sophisticated marketing programs for our target customer base. In the second quarter of 2001, we added broadband services to the business bundle. In December 2001 we launched our new web site allowing customers to self provision a range of products and view their bills on-line.

      Across these market sectors, we plan to utilize our national capabilities and the expertise of our market focused account management and technical support teams to target specific business sectors and increase penetration.

      As of December 31, 2001, we had approximately 76,000 business customers with an average of 5.1 lines per customer for a total of approximately 380,000 retail business telephony lines installed in the UK.

      We offer the following business products and services to our business customers:

•	Access Services that connect our customers to us for inbound and outbound voice and data calls. These access services include additional analog business exchange lines, or BELs, and digital business exchange lines, or DELs. DEL services include basic rate access, also known as ISDN2, and primary rate access, also known as ISDN30. We believe these and other direct and indirect access services are priced competitively and are often in competition with similar services provided by a number of other direct and indirect suppliers. In the second quarter of 2001, we launched a business cable modem service that enables the delivery of broadband services to our business customers.

•	Managed Voice Services/Virtual Private Networks that are best illustrated by our central exchange “Centrex” service. Through this service we provide our customers with business exchange lines configured as a “virtual PABX,” where we provide the services normally associated with a traditional PABX located at a customer’s premises. We provide these services on a rental basis which allows our customers to avoid the expense associated with an outright capital purchase and maintenance costs.

•	Managed Data Services that include point to point private circuits at speeds of multiples of 64 Kb/s and individually tailored 100 Mb/s and 155 Mb/s services. Other services include the provision of inter-site data services with particular transmission protocols, such as Internet Protocol also known as TCP/IP, Frame Relay and ATM.

•	Managed Local Area Networks (LANs), in order to support the developing needs of our business market, we have established significant capabilities that enable us to fully manage LANs or to design, project manage and integrate new LAN platforms for our customers.

•	08xx Services that include free local and national call services together with a range of other routing features based on our network. These services enable our customers to manage inbound calls and establish varying tariffs for their customers to contact them.

•	Internet Services, in order to provide our customers with the tools they require to build their e-business services including dedicated, high-speed Internet access services, web hosting services, and specific individually tailored applications securing and protecting their e-businesses. The range of services we provide also includes the provision of simple, inexpensive software to enable our customers to begin doing business over the Internet.

      We have a variety of alternative methods to carry our national telecommunications network over the “last mile” to the premises of those customers which are located outside of our franchise area:

•	Obtaining permits to construct telecommunications networks, and building out our network to reach our customers. Although this is often the most costly means of reaching a customer, the expense can be justified in the case of larger customers or where a significant level of traffic is obtained from a customer. For example, we have extended our fiber optic network within London to reach and support CNN’s facilities.

•	Leasing circuits on the local networks of other service providers to connect to our customer’s premises. Although this may reduce the operating margin on a particular account, it requires significantly less capital expenditure than a direct connection, can often be put in place relatively quickly and can be replaced at a later date if traffic volumes justify it.

•	Connecting customers to our national telecommunications network by implementing microwave radio links which utilize our significant tower infrastructure to connect our network to our customers, using digital point to point microwave radio links. Alternatively, we believe our license to operate radio fixed access services on a national basis throughout the UK at the 10 Ghz frequency, could enable us to use “wireless local loop” technology to connect our network to our customers, although we are not currently utilizing this approach. Either of these two methods requires the installation of a mini-tower site on the roof of the customer’s premises to receive and broadcast data. “Wireless local loop” connectivity would enable a radial transmission to a number of sites surrounding the mini-tower whereas point to point connectivity enables transmission between two points only.

     Public Safety

      In addition to meeting the traditional voice and data requirements of businesses throughout the UK, our Radcomms business offers a full range of communications services, including the design and operation of radio networks and the provision of support, maintenance and facility management services to customers who provide public safety services to the community. Our customers include primary providers such as police, fire and ambulance and secondary providers such as H.M. Prison Service, the Coast Guard and the Royal National Lifeboat Association. We have been servicing a substantial portion of the radio installation and maintenance market for public safety in the UK for many years and our public safety customers provide us with a relatively steady source of revenue.

      We intend to position ourselves to increase our activities in the public safety sector from facilities and maintenance activities into complete outsourcing arrangements. We believe we are at the forefront of managed communication services in the public safety sector, and we believe that the majority of the British Public Safety Services will move from their current service arrangements into outsourcing and the provision of fully managed services. We believe we have already established a strong position in outsourcing services and facility management for these mission critical customers, and plan to continue to build on our existing relationships with current customers. An example is the Metropolitan Police Authority (New Scotland Yard), for which we manage communications services for over 25,000 police officers.

     Wholesale (Carrier Services, Mobile and VISP)

      Our wholesale markets group’s main focus is the supply of UK infrastructure and bandwidth to national and international telecommunications operators. Our national and local networks are used to interconnect these carriers to cities in the UK and Ireland. NTL wholesale has seen continued growth over the last five years, and has successfully positioned itself as a key supplier of wholesale services. We expect to continue to serve the wholesale marketplace through our strategy of providing high quality and competitively priced services which can be customized where necessary.

      Our customers include fixed wire line and mobile telecommunications operators and Internet service providers, or ISPs, such as AOL, COLT, Worldcom, other cable operators, and various information technology and facilities management companies. A dedicated team addresses the needs of the UK mobile operators, and we are a major supplier to Vodafone and Orange. We have developed a successful business supplying core interswitch network capacity to UK mobile operators and have commercial relationships with the four incumbent mobile operators.

      We have been instrumental in developing a new commercial and technical model for the supply of networks to the mobile operators. These developments culminated in our being awarded, in April 2000, a five-year £150 million contract by Orange. A key element of the contract, by which Orange outsources the maintenance and provisioning of that network, is the extension of our existing core network. All five third generation mobile operators in the UK will need to implement network and services to support 3G services, and we will work to define and co-ordinate our strategy for supporting 3G services.

      A growing area of our wholesale business is selling voice termination services to a wider mix of operators, and using these relationships to reduce the cost-base for our telephony traffic by:

•	creating a self sustaining revenue stream,

•	establishing commercial relationships with wholesale customers thus enabling us to cross-sell and up-sell other products, and

•	generating revenue and cost reduction opportunities for other parts of NTL.

      The growth in the number of international operators building and operating submarine cable systems in recent years has been substantial, with many of the cables crossing the UK. We have considerably increased physical connectivity to UK international cable landing stations and developed products to address the needs of the international cable operators for carrier services between the cable landing sites and the major UK international nodes such as Telehouse, London, which services are also known as “backhaul” services.

      Utilizing our ATM national network, we have developed Frame Relay and ATM wholesale products to meet demand for high-speed data connectivity. Additionally, our core data network, local loop infrastructure and connectivity to the main international nodes, will allow us to address the needs of international operators for the termination of UK-bound and origination of UK-generated data traffic.

      In addition to wholesale telecommunications and data services, we also offer wholesale Internet access solutions including network services, call center operations and customer provisioning and billing to UK ISPs and other corporate customers that would like to expand their Internet presence. This service was launched in 1995.

     ntl: broadcast

      On April 2, 2002 we announced that we had completed the previously announced sale of our Australian broadcast business to Macquarie Bank for A$850 million (US$448 million) in an all cash transaction. At that time, the business’ bank debt outstanding, which was subsequently extinguished, totaled A$227 million (US$118 million).

      NTL Australia owned and operated the most extensive terrestrial broadcast transmission network in Australia with over 98% population coverage provided from 578 sites located across metropolitan, regional and rural areas. For the year ended December 31, 2001, NTL Australia’s revenues were approximately A$119 million (US$62 million) generating EBITDA of approximately A$52 million (US$27 million). NTL’s Australian operations also include a 51% share in a joint venture, NTLT, with two Australian regional broadcasters (WIN Television and Southern Cross Broadcasting) operating a carrier grade wholesale microwave telecommunications network along the east coast of Australia.

      We own and operate wireless communication and broadcast transmission infrastructure in the UK and, until the completion of the sale on April 2, 2002, in Australia. We provide our customers with enhanced products and services through our broadcast network, state of the art equipment, and innovative facilities management expertise. Our customer base includes over 1,000 companies, including all of the leading UK mobile wireless operators and all major commercial television and radio broadcasters.

      We have a proven history of developing new products and services to meet the needs of our customers and drive the growth of our business. These developments include the implementation of Teletext, a text based data service transmitted with the analog television signal, the implementation of NICAM in the 1980s enabling the transmission of digital stereo and Dolby audio over analog television transmissions, and most recently the design and implementation of the world’s first digital terrestrial television and digital audio broadcasting networks and services for our UK and Australian broadcast customers.

      We provide products and services to three distinct market areas:

•	Site Leasing and Services. We operate the second largest independent portfolio of wireless towers and sites available for lease in the UK and one of the largest towers and sites portfolios in Australia. In total, we operate over 2,900 multi-user sites (approximately 2,370 of which were in the UK as of December 31, 2001), up from approximately 600 sites in May 1996. As of December 31, 2001, we leased space on our towers to over 4,200 lessees including all of the major wireless operators in the UK and also offer unique services such as “In-Building” a wireless connectivity that can enhance their wireless coverage in high-traffic areas such as shopping malls, office buildings and conference centers.

•	Broadcast Transmission and Services. We own and operate one of two television broadcasting infrastructure networks in the UK as well as the only national broadcasting infrastructure network in

Australia. Additionally, we have national, regional, and local radio broadcast infrastructure networks in both the UK and Australia. We developed the first commercial digital terrestrial television service in 1998 and the first commercial digital radio station in 1999. Because, unlike broadcasters in the United States, we own and operate not only the towers but also the broadcast transmission infrastructure, our broadcast customers rely on our network and package of integrated turn-key services to distribute and broadcast their content.

•	Satellite and Media Services. We provide satellite and media services in the UK and value-added services such as playout, fixed and mobile satellite up-linking, and a wide range of occasional & outside broadcast services to generate incremental revenue. Our ability to offer a full range of services from content gathering, distribution & transmission is unique in the UK market.

      Our broadcast and wireless customers generally hold long term licenses and enter into service agreements with us that typically last 10 to 15 years.

     Site Leasing and Services.

      We operate a UK wireless infrastructure network of approximately 2,370 multi-user sites as of December 31, 2001. We own, lease or manage approximately 1,570 UK sites and have access to approximately 800 undeveloped sites. Our primary business is the leasing of antenna space on our sites to a diverse range of wireless service providers, including providers of mobile telephony, paging, specialized mobile radio, or SMR, and wireless local loop services. We have also developed a range of complementary services that utilizes our tower expertise, including infrastructure services, site selection and acquisition, design and construction, antenna installation, network planning and management, and tower maintenance.

      Our network in the UK is national in scope and includes most of the major population centers and highways. Our wireless customers currently include all of the UK mobile telephony operators, including Vodafone AirTouch, mmO2 (formerly known as BT Cellnet UK), Orange, One2One and Hutchison 3G, all the major paging companies, and many of the UK’s largest wireless telephony carriers, including BT, Cable & Wireless, and Thus plc. We also serve several utility companies and emergency service organizations including British Gas, London Ambulance and Her Majesty’s Customs and Excise.

      Second generation wireless services have been the major driver of our growth to date, but the advent of third generation wireless services is expected to drive further revenue growth. During 2000, the UK government awarded five national Universal Mobile Telecommunications System, or 3G, licenses each for a duration of 20 years, commencing January 2002. These licenses have been awarded to four existing operators, all of whom are existing wireless customers of ours, and to one new entrant. Under the terms of these licenses, each operator will provide services to at least 80% of the UK population by December 2007. Construction of these networks has commenced in 2001 and is expected to generate significant further demand for suitable existing & new sites over the next few years. The increased demand for suitable sites is driven by the greater bandwidth and different range characteristics of 3G technology, inherently requiring a greater number of sites than 2G technology.

      The dramatic growth of wireless communications necessitates good cellular coverage in all commercial areas, leading to a requirement for reliable wireless communications infrastructure inside buildings. We believe this creates a new type of radio site which, unlike towers, will exist within commercial buildings, transport hubs, shopping malls and other large buildings. Our analysis shows that there are approximately 2,000 of these types of commercial properties in the UK. As at December 31, 2001, we had built shared coverage systems in 26 large buildings including Bluewater, Britain’s largest shopping complex and Canada Square, part of London’s Canary Wharf complex.

      Building on the technology we developed for In-Building services, we are exploring with UK mobile operators ways of using our fiber network to solve the distance, coverage and power problems associated with 3G rollout in urban areas. Although in an early stage of development, we believe that a solution utilizing small low-profile antennas, positioned on buildings and other street level infrastructure and connected via our fiber network to remote base stations, could improve coverage and service quality compared to more traditional rooftop sites for 3G technology.

     Broadcast Transmission and Services

      We have been involved in broadcast television since the 1950s when we designed and built the television transmission system for the UK’s first independent commercial television network. Through our national infrastructure of owned and shared transmission sites and our owned network of transmitters in the UK and Australia, we provide broadcast signals for the three commercial national television channels in the UK (ITV1, Channel 4, Channel 5), the two publicly-owned national broadcasters in Australia (ABC, SBS), a number of more recently established commercial channels through the UK Digital Broadcast multiplexes, and many of the UK’s independent local, regional and national radio broadcasters.

      An attractive feature of our broadcast contracts is our ownership of both towers and transmission equipment responsible for generating the broadcast signal. As a result, the contracts increasingly have become end to end solutions including all technical and service aspects of providing the transmission for the broadcaster. In essence, TV and radio station owners are programmers and we are the broadcaster. We have used this as an opportunity to develop strong relationships with our customers, which in turn has helped us to better understand their needs and customize new services for them.

      Television broadcasting. We provide digital and analog broadcast transmission services for national and regional television broadcasters. The analog network provides coverage to 99.8% of the UK population, with approximately 3,500 broadcast transmitters. Our extensive television broadcast customer base includes all of the UK commercial terrestrial television broadcast companies consisting of the ITV national network of 15 affiliated stations, the national services of Channel 4 and Channel 5, as well as the regional service S4C in the UK. In addition, we provide transmission and site services to both of Australia’s publicly-owned national broadcasters, ABC and SBS.

      We provide digital terrestrial broadcast transmission for two of the three commercial national digital television services in the UK. These services carry up to 12 separate channels, including the ITV network, Channel 4, Channel 5 and a range of new digital channels and services such as pay per view. As of December 2001, we were operating 80 digital terrestrial television transmitting stations reaching approximately 88% of the UK population.

      Digital broadcast systems require a more complex engineering design than their analog predecessors. We have exploited this by extending our range of services to include tower leasing and transmission services (as with analog) plus “end-to-end” system integration and service ranging from studio playout centers to terrestrial transmission. This has the twin benefits of enlarging the total market available from broadcasting and further differentiating us as a unique provider able to offer towers, transmission and system integration services for digital television.

      Radio broadcasting. We are one of two major companies providing transmission sites and services to the radio industry in the UK. We offer a range of services to radio broadcasters including: target service area planning; site location; installation and commissioning; and equipment selection, procurement, operation, monitoring and maintenance. We believe that we are a supplier of transmission services to a substantial portion of the addressable market. Our radio broadcast customer base includes two of the three national commercial stations: Classic FM and Talk Radio, over 200 metropolitan, regional and local stations and the first all digital radio station, Digital One, of which we are a founding equity partner with a 37% equity interest. We have a contract for the transmission of Digital One with a lifetime value in excess of $75 million. The UK government has embarked on a program of licensing a number of new regional and local digital radio multiplexes. As of December 31, 2001 we have secured contracts to build transmission and supporting network for 24 of the 27 licenses awarded so far.

     Satellite and media services

      We own and operate satellite up-linking facilities consisting of over 30 fixed satellite up-link dishes able to access over 50 satellites with global coverage, a network of mobile and transportable up-links, management and control systems and all associated operations and maintenance. We provide our satellite customers with program and content distribution services for over 160 full-time channels via satellite and fiber. In addition, we have facilities for playout services, remote satellite news gathering, and full outside broadcast. Through an alliance with Williams Vyvx, a Williams Co. company, our customers also have access to 48 cities in the United States.

      We have expanded our service offerings over time to meet the growing needs of our customer base as new technologies create new broadcast markets. As a way to add incremental revenue, we have begun to integrate backwards with our existing customers by offering value added services. Such service developments include:

•	establishment of playout services, which enable us to take ownership of the customer’s transmission needs from the point that it delivers the program or content and needs a channel to be created. We then are responsible for all the operational issues related to the broadcast of that content. We have a state of the art playout facility outside of London designed to meet the rising demand from broadcasters across Europe.

•	offering a range of occasional use broadcast services that allow media content providers to outsource their off-site broadcasting needs, whether it be for breaking news, sports events or music concerts, and still deliver the desired content to their customers via our mobile equipment.

      Our Satellite and Media customers include programmers who own and operate packages of content or channels, news agencies, sports broadcasters and production companies. Our customer list includes such market leaders as AOL/ Time Warner (CNN, Turner, Cartoon Network), BBC, Discovery Channel, QVC, Reuters, the Associated Press and British Sky Broadcasting.

NTL’s Businesses and Investments In Continental Europe & The Republic Of Ireland

     European Businesses and Investments

      Prior to 2001, we made several strategic investments in leading European markets. In July 1999, we acquired Cablelink in the Republic of Ireland, which then had over 400,000 franchise homes in Dublin, Galway and Waterford. In two steps during August 1999 and December 1999, we acquired the “1G” Networks in France, our first acquisition in Continental Europe, acquiring approximately 266,000 franchise homes in the Greater Paris area. In March 2000, we completed the purchase of the cable assets of the Cablecom Group, Switzerland’s largest cable company. Also in March 2000, we acquired a 25% interest in Svenska Bredbandsbolaget A.B., or “B2”, a company based in Sweden, which is deploying fiber directly to the home in Scandinavia. Finally, in August 2000, we acquired a 50% interest in eKabel InvestCo, which owns 65% of eKabel L.P., the cable network in the Hessen province of Germany.

      In May 2001, we completed the purchase of a 27% minority investment in Noos S.A., the market leading French broadband company. We subsequently merged 1G Networks into Noos in November 2001. In September 2001, we increased our minority interest in B2 to 34%.

      Our European strategy has three key components:

•	continue upgrade of network infrastructure in Switzerland and France and begin upgrade in Germany for delivery of advanced broadband solutions to consumers and businesses,

•	replicate our success with bundled services in the UK in order to drive penetration of new products and maximize profitability per subscriber, and

•	realize the benefits of economies of scale through continued integration while maintaining a regional focus on customer operations.

      We have a premier footprint across Europe, including:

•	Europe’s three largest financial centers — London, Paris and Frankfurt;

•	Europe’s wealthiest population — Switzerland; and

•	Europe’s most advanced broadband market — Sweden;

      As of December 31, 2001 we had access to 20.3 million franchise homes across the UK, Ireland and Continental Europe, and served approximately 7.1 million customers (assuming 100% ownership of our minority interests).

      Across Europe we continue to focus on capital efficient upgrades of these cable networks for the delivery of bundled high-speed Internet, digital cable television and telephony services to the consumer market and advanced broadband services to the business community.

      In 2001, we benefitted from the significant demand for broadband services. Significant progress in focused network upgrades and a commitment to market to the most attractive demographic areas first have been the focus for achieving meaningful penetration and return on investment. Evidence of the success of this strategy has been our broadband penetration. By December 31, 2001, we achieved 20% penetration of marketable homes in Switzerland, and 34% in Sweden. We reinforced our position as a broadband leader in Western Europe, with more than 229,000 broadband customers in continental Europe (assuming 100% ownership of our minority interests).

     Switzerland

     Cablecom GMBH

      In March 2000, we acquired the business and assets of Cablecom GMBH, Switzerland’s largest cable operator. Cablecom is Switzerland’s largest cable operator with approximately 53% of the Swiss cable television market as of December 31, 2001. As of December 31, 2001, Cablecom delivered products and services to 1.4 million subscribers in 100% ownership service areas, reflecting a penetration rate of approximately 91%. Cablecom also delivers signals via its national fiber backbone to other cable operators who serve another 490,000 subscribers, including third party wholesale and partial ownership of signal. Over 90% of television broadcasting in Switzerland is delivered over cable networks. As of December 31, 2001, Cablecom also had over 67,000 broadband Internet and 48,000 digital television customers.

      Cablecom also owns SwissOnline, one of the largest Internet service providers in Switzerland with approximately 161,000 dial-up customers as of December 31, 2001. Cablecom already has a telecommunications license to provide voice, data and other value added services in Switzerland, and expects to commercially launch its Voice over Internet Protocol, or VoIP, telephony product in 2002.

      Cablecom is the largest alternative fiber link telecommunications operator in the Swiss telecommunications market.

      Cablecom’s business extends beyond basic television services. Our objective is for Cablecom to become the premier provider of communications services for Switzerland’s residential and business markets.

      During the third and fourth quarter of 2001, our European management team took an active role in managing the business in Switzerland. We reorganized Cablecom’s management and organizational structure to a customer focused organization — marketing the product for the consumer and realizing Cablecom’s unique business to business opportunity. In 2001, we integrated several business units and legal entities, reducing the number of departments from 13 to 7, thereby reducing multiple interfaces to the customer.

      As part of the reorganization, in October 2001, Rudolf Fischer joined the European management team as the new Chief Operating Officer of Cablecom. We have also hired Cablecom’s first Chief Marketing Officer, and through internal candidates, Cablecom’s Chief Financial Officer and Head of Consumer Services. As part of the effort to streamline Cablecom and reduce costs, we also implemented a redundancy plan in 2001, reducing headcount by 260 out of 1,960 full-time equivalent employees.

      Core elements of our strategy for Cablecom include:

•	introducing value added services, including high speed Internet, digital television, pay-TV, video- and audio-on-demand, and telephony,

•	installing superior customer care operations in order to support growth in the number of direct customer relationships and the rollout of new products and services, and

•	increasing capacity in major cities and suburban areas and increase bi-directionality beyond the current one million homes.

      Cablecom currently operates in the following five business areas:

•	Fully Owned Cable Networks. Residential cable television is Cablecom’s largest business and comprises 28 different cable networks of which six are wholly-owned by Cablecom. This accounts for approximately 90% of total managed subscribers. As of December 31, 2001, Cablecom had 53% market share in Switzerland and a penetration rate of over 90% of homes passed, 82% of homes passed have been converted to digital and 53% of homes passed had bi-directional capability. Approximately 48,000 digital television customers and 67,000 broadband Internet subscribers were connected at year-end. Approximately 82% of Cablecom’s subscribers are in the German speaking region of Switzerland, 10% in the French speaking region and the remainder in the Italian speaking region.

•	SwissOnline. SwissOnline, a wholly owned Cablecom subsidiary, is one of Switzerland’s largest Internet service providers and one of the leading portals in the country. As of December 31, 2001, SwissOnline had approximately 161,000 subscribers. As part of the Cablecom reorganization in 2001, SwissOnline was integrated with Cablecom’s high speed Internet product management and customer operations.

•	Cablecom Business. Cablecom Business, formerly know as Carriers Solutions or National Telecoms, was launched in January 1999 to offer advanced data services to the Swiss business segment. With one of two national fiber backbones, Cablecom Business provides voice and data services to the small, medium and multi-site national segments. Current products include leased lines, virtual private networks, connectivity, and carriers’ carrier services. Cablecom intends to intensify the roll-out of its national telecommunication and data services in 2002. Cablecom believes that it is well positioned to connect business customers within its service areas as it estimates that most business customers are within 50 to 100 meters of Cablecom’s existing network infrastructure.

•	Rediffusion. Rediffusion, Cablecom’s consumer electronics retail chain, sells consumer electronics products and accessories. It also has rental, maintenance and service and repair operations. Historically, Rediffusion has been run independently of Cablecom’s cable operations. As part of the company’s reorganization, Cablecom is currently integrating Rediffusion to leverage the retailer’s extensive national network to distribute Cablecom’s broadband multi-service offering, including digital cable television, high-speed Internet and telephony services and to bundle those with Rediffusion’s products and services, including installation and maintenance.

•	Engineering. Cablecom Engineering AG, a wholly owned subsidiary of Cablecom, provides cable television engineering services to Cablecom and third parties. Cablecom Engineering AG is the leader in Swiss cable television engineering with a market share of 75%. Services include third-party cable television systems and network infrastructure planning and design, project management, and network measurement and maintenance. As part of the company’s reorganization, Cablecom Engineering was integrated into the Cablecom network division in 2001.

      Network Upgrade. Cablecom is currently upgrading its nationwide network, which consists of three interconnected segments:

•	Fiber optic backbone

•	Hybrid-fiber coaxial or “HFC” network

•	In-house installations

      Through our network upgrade program, over 82% of homes passed were upgraded at the end of 2001. Moreover, as HFC networks in each area are upgraded, Cablecom upgrades in-house installations at the request of subscribers wishing to subscribe to new services, including digital cable television, high-speed Internet and telephony services.

      Cable Television Services. In November 1999, Cablecom launched digital services under the SwissFun brand name in German-speaking regions. Using a purchased or leased set-top-box, Cablecom subscribers can access an additional 30 digital channels for free, as part of their basic television subscription offering. The subscribers can then subscribe to over 20 additional channels in pay packages. Cablecom continued the roll-out of its SwissFun digital television offering during 2001, concurrent with the upgrade of its regional networks.

      In addition to increasing the number of channels that can be broadcast, the introduction of digital broadcasting allows Cablecom to address each set-top-box individually, providing Cablecom with the necessary flexibility to bundle expanded basic and pay channels into more attractive pay packages. This customization of content and the potential to differentiate substantially from the basic television offering is expected to make pay television much more attractive than its current form. In 2002, Cablecom plans to offer additional pay packages and pay-per-view services over its network.

      Internet Services. Cablecom will continue to roll out high-speed Internet access services throughout its service areas as its networks are upgraded to bi-directionality through 2004. To maximize the return on capital expenditure, Cablecom is first upgrading subscriber areas where demand is the highest. As of December 31, 2001, Cablecom provided cable modem services to 67,000 subscribers.

      In its franchise areas, Cablecom offers both residential customers and businesses Internet access services connecting users to SwissOnline’s portal via Cablecom’s network, and thus retain all usage related revenues for dial-up services and all access revenues for all types of subscription-based Internet services such as pay dial-up and high-speed Internet services.

      Telecommunication Services. Apart from Swisscom, Cablecom is the only company with a nationwide footprint and a local loop infrastructure. Cablecom expects to be able to provide broadband local loop infrastructure access to nearly 50% of Swiss households. Cablecom’s local loop networks cover all major Swiss cities, except Lausanne and Geneva, where Cablecom has a 12.2% stake in 022 Télégenève, a company which provides such coverage.

      In December 2001, lab testing and field trials of the Cablecom VoIP telephony product proved successful. Cablecom plans the commercial launch of its telephony product in mid-2002.

     Ireland

      In July 1999, we acquired Cablelink Ltd. in the Republic of Ireland, which then had over 400,000 franchise homes in Dublin, Galway and Waterford.

      This company provides cable television services in Dublin, Galway and Waterford to over 370,000 subscribers. As of December 31, 2001, the company had an 83.4% penetration rate over its broadband cable network, which passes over 440,000 homes. The company holds licenses to provide analog and digital television services in its franchises for the next 12 years with exclusive rights for the next two years. It also has a full service license allowing it to provide public telephony, Internet and other value-added services throughout Ireland.

      Among our 2001 highlights, Cablelink:

•	developed and successfully rolled out our digital television service in Dublin, Galway and Waterford;

•	met all of our regulatory milestones for the provision of digital television;

•	integrated our residential and business to business divisions in Ireland to create a single operating entity — thus deriving extra operational efficiencies and synergies;

•	migrated 95% of our customer base onto a new customer relationship management system; and

•	made all systems fully Euro compliant for the introduction of the Euro.

     France

     1G Networks and Noos S.A.

      We acquired France Telecom’s 1G Networks in two steps in August 1999 and December 1999. Pursuant to our purchase agreement, we held exclusive licenses to provide analog and digital television services over 1G Networks. 1G Networks has launched a pilot version of its digital platform, increasing the number of channels available to customers as well as providing high-speed Internet access.

      On August 7, 2000, we announced that we had signed an agreement in partnership with Morgan Stanley Dean Witter Private Equity to purchase France Telecom’s 49.9% stake in Noos S.A. We closed the transaction in May 2001 and acquired 27% of Noos for approximately $594 million in liquidation preference of our preferred stock, based on an enterprise value of Noos of Euro 2.7 billion ($2.45 billion). In November 2001, to capitalize on network synergies and customer proximity, we merged our 1G operations in France with Noos.

      The combined Noos/ 1G is the market leading French broadband company, offering analog and digital cable television, high-speed Internet and telephony services to a total of 939,000 customers as of December 31, 2001. As of December 31, 2001, its network passed 2,811,000 homes and businesses. As of December 31, 2001 there were an estimated 3,447,000 homes and businesses in Noos’s and 1G’s combined franchise areas. Noos currently provides high-speed Internet access to over 92,000 homes and businesses in France.

      Noos operates a fully digital hybrid fiber coaxial network comprising over 16,000 km of coaxial and approximately 4,000 km of fiber cable. This network provides Noos with a unique platform to implement a broadband strategy in France. In addition, Noos has secured long term access rights to underground ducts for future network upgrade.

      Our investment in Noos provides us access to metropolitan Paris and Strasbourg and other major cities in France. Noos offers significant efficiencies with our core business of bundled digital cable television, high speed Internet and telephony services.

     Germany

iesy Hessen GmbH (formerly eKabel Hessen GmbH)

      In August 2000, we completed a 50% investment in eKabel Investco, which owns 65% of iesy Holdings GmbH, the Hessen cable network in Germany. iesy Hessen GmbH owns and operates the largest cable television network in the German province of Hessen, which includes Frankfurt, the second largest financial center in Europe. iesy currently broadcasts up to 33 analog channels, 13 digital channels and 36 radio channels.

      There are approximately 2.8 million homes in Hessen, of which 66% or 1.8 million homes were passed by iesy’s network as of December 31, 2001. Of the 1.8 million homes passed, 72%, or 1.3 million homes, are connected to iesy’s network. For the year ended December 31, 2001, iesy Hessen GmbH generated a total revenue of Euro 115.8 million. iesy has a historical annual churn rate of less than 6%, which compares favorably to other European and U.S. cable providers. This loyalty of its customer base provides a solid platform on which to offer iesy branded products, such as “iesynet” and “iesyphone.”

      In October 2001, iesy successfully completed network upgrade technology trials. iesy is currently upgrading its network and expects to upgrade 300,000 homes in 2002. The network upgrade plan will focus first on areas which offer attractive demographics for return on iesy’s investment. This upgraded network will allow iesy to offer a wider array of broadband products and services, including the “triple-play” of digital cable television, high-speed Internet and telephony services.

      iesy’s high speed Internet product, iesynet, has seen high demand in a pilot program in Frankfurt. Commercial launch of iesynet is targeted for mid-2002. Also in 2001, iesy was granted a class 4 voice telephony telecommunications license, and expects to offer VoIP telephony over its network in 2003.

     Sweden

     Bredbandsbolaget (“B2”)

      As a result of a series of transactions from March 2000 through September 2001, we have acquired a 34% interest in B2. B2 is a rapidly growing broadband communications company providing 10 Mb/s network access and broadband services to residential and small-to-medium business customers. In 2001, B2 concentrated its efforts on rapidly growing the business in Sweden by stopping its expansion efforts in Norway and Denmark. During 2001, B2 reduced the number of its permanent and temporary employees from approximately 600 to 210 people, and grew its subscriber base from 18,700 to over 69,700 customers. In September 2001, B2 raised SEK 2.4 Billion ($224 million) in a private placement.

      B2 provides “always on,” low-cost access to a high-capacity broadband network that provides transmission, both to and from the customer, at the same speed and at the same time. B2’s 10 Mb/s network access speed is substantially faster than typical connections offered by existing cable television and telecommunications operators and is upgradeable to 100 Mb/s without significant expense. In addition to broadband access, B2 intends to provide telephony and video access to its customers through a personalized, interactive interface. Similar to Cablecom and iesy, B2 has already successfully tested its VoIP telephony product.

      The following table illustrates our holdings in Western Europe, including that in the UK:

Western Europe Customer Statistics as of December 31, 2001

	NTL		NTL		Cablecom		Noos		eKabel		B2
	(UK)		(Ireland)		(Swiss)		(France)		(Germany)		(Sweden)		Equity		Gross

	(subscriber totals in thousands)
RESIDENTIAL
Ownership Interest	100%		100%		100	%(1)	27.0%		32.5%		34.0%
Homes in Franchise	11,411.2		443.8		1,902.7		3,447.0		2,800.0		299.0		15,513.4		20,303.7
Homes passed	8,404.1		443.8		1,902.7		2,811.5		1,828.0		217.0		11,990.9		15,607.1
Homes marketed (Telco)	7,506.4		20.0		—		10.0		—		—		7,529.1		7,536.4
Homes marketed (CATV)	7,729.8		443.2		1,734.8		2,758.4		1,828.0		205.1		11,155.0		14,699.3
Customers	2,840.0		369.8		1,583.0		939.6		1,299.7		69.7		5,339.5		7,101.8
Dual/ Triple RGU	2,038.2		5.3		67.3		76.0		—		—		2,130.7		2,186.8
Single RGU	801.8		364.5		1,515.7		863.6		1,299.7		69.7		3,208.8		4,915.0
Cable Television (CATV)	2,261.9		369.8		1,583.0		920.7		1,299.7		—		4,732.7		6,435.1
Digital	1,253.5		7.7		48.4		323.9		—		—		1,394.6		1,633.5
Analog	1,008.4		340.6		1,534.6		238.5		1,299.7		—		3,219.9		4,421.8
Antenna	—		21.5		—		358.3		—		—		118.2		379.8
Telephone	2,589.3		5.3		—		2.2		—		—		2,595.2		2,596.8
Internet (INT)	845.0		1.5		228.3		92.5		—		69.7		1,122.9		1,237.0
Dial-Up (ntlworld and other)	698.4		1.4		161.0		—		—		—		860.8		860.8
Digital TV Access	28.5		—		—		—		—		—		28.5		28.5
Broadband (BB)	118.1		0.1		67.3		92.5		—		69.7		233.6		347.7
RGUs (CATV, Telco, BB)	4,969.3		375.2		1,650.3		1,015.4		1,299.7		69.7		7,561.5		9,379.6
Service Units (CATV, Telco, Int)	5,696.2		376.6		1,811.3		1,015.4		1,299.7		69.7		8,450.8		10,268.9
RGUs/ Customer	1.75	x	1.01	x	1.04	x	1.08	x	1.00	x	1.00	x	1.42	x	1.32	x
Service Units/ Customer	2.01	x	1.02	x	1.14	x	1.08	x	1.00	x	1.00	x	1.58	x	1.45	x
Penetration:
CATV	29.3%		83.4%		91.2%		33.4%		71.1%		0.0%		42.4%		43.8%
Telephone	34.5%		26.5%		—		22.0%		—		—		34.5%		34.5%
Customer	36.7%		83.4%		91.2%		34.1%		71.1%		34.0%		47.9%		48.3%
RGU	64.3%		84.7%		95.1%		36.8%		71.1%		34.0%		67.8%		63.8%
Service Unit	73.7%		85.0%		104.4%		36.8%		71.1%		34.0%		75.8%		69.9%
Dual / Triple	71.8%		1.4%		4.3%		8.1%		0.0%		0.0%		39.9%		30.8%
Quarterly Growth:
Customers	(41.8)		(4.8)		2.9		44.6		5.7		19.2		(24.5)		25.8
RGUs	(51.5)		(5.8)		15.4		51.7		5.7		19.2		(20.5)		34.7
Off-Net Telephony	118.3		2.8		—		—		—		—		121.1		121.1
Telephone	29.1		—		—		—		—		—		29.1		29.1
Telephone and Internet	89.2		2.8		—		—		—		—		92.0		92.0
BUSINESS DIVISION
Business Customers	76.2		0.2		4.3		35.6		—		—		90.3		116.3
Business Lines	389.7		1.9		—		—		—		—		391.6		391.6
Wholesale Internet Subscribers	1,210.7		0.2		—		—		—		—		1,210.9		1,210.9
TOTAL CUSTOMERS	4,245.2		373.0		1,587.3		975.2		1,299.7		69.7		6,761.8		8,550.1
TOTAL SERVICE UNITS	7,504.1		384.3		1,811.3		1,015.4		1,299.7		69.7		10,266.4		12,084.5

(1)	Cablecom has equity interests in 28 cable systems in Switzerland. The following statistics reflect the proportional operating data in which Cablecom does not maintain an equity interest: 186,700 homes passed, 161,400 homes marketed, 153,100 subscribers, 600 broadband Internet subscribers and 153,600 RGUs.

Competition

      We face significant competition from established and new competitors in the areas of residential telephony, business telecommunications services, Internet and cable television.

     Consumer Services

      We compete primarily with BT in providing telephone services to residential customers in the UK. BT occupies an established market position and manages fully built networks and has resources substantially greater than ours. According to the Office of Telecommunications, or OFTEL, in September 2001, BT serviced 81.29% of UK residential telephone exchange line customers. Our growth in telecommunications services, therefore, depends upon our ability to convince BT’s customers to switch to our telecommunications services. We believe that value for money is currently one of the most important factors influencing the decision of UK customers to switch from BT to a competing telecommunications service. BT has, however, introduced price reductions in some categories of calls and, due to regulatory price controls, BT will be making further reductions in its telecommunications prices. Accordingly, although we intend to remain competitive, in the future we may be unable to offer residential telephone services at rates lower than those offered by BT. In this case, we may not achieve desired penetration rates and may experience a decline in total revenues. There can be no assurance that any such decline in revenues or penetration rates will not adversely affect us. In addition to BT, other telecommunications competitors could prevent us from increasing our share of the residential telecommunications market. In particular, carrier pre-selection for all calls (except for some special categories) was launched in 2001 which may increase the appeal of indirect access operators, whose discounted call charges may undercut us.

      We also compete with mobile networks. This technology may grow to become a competitive threat to our networks, particularly if call charges are reduced further on the mobile networks. Our tower services group may enable us to benefit from the growth in this technology. There can be no assurance, however, that we will be able to compete successfully with such telecommunications operators.

      We believe that we have a competitive advantage in the residential market because we offer integrated telephone, cable television, telecommunications services (including Internet, interactive and on-line services) and multi-product packages designed to encourage customers to subscribe to multiple services. However, there can be no assurance that this competitive advantage will continue. Indeed, BT and all other operators have been permitted to provide and convey cable television services throughout the UK from January 1, 2001, and exclusive franchises will no longer be awarded.

      British Sky Broadcasting Limited, or BSkyB, currently markets telecommunications services on an indirect access basis, which requires the customer to dial additional digits before entering the primary telephone number, thus diverting calls onto another operator’s network.

      Our cable television systems compete with direct reception over-the-air terrestrial broadcast television, DTH satellite services (i.e., BSkyB) and satellite master antenna systems. In addition, pay television and pay-per-view services offered by us compete to varying degrees with other communications and entertainment media, including home video, cinema exhibition of feature films, live theater and newly emerging multimedia services. We expect that, in the future, we may face competition from programming provided by video-on-demand services.

     Business Telecommunications

      BT and Cable & Wireless are our principal competitors in providing business telecommunications services. In the future, we may compete with additional entrants to the business telecommunications market. Competition is based on price, range and quality of services, and we expect price competition to intensify if existing and other new market entrants compete aggressively. Most of these competitors have substantial resources and there can be no assurance that these or other competitors will not expand their businesses in our existing markets or that we will be able to continue to compete successfully with such competitors in the business telecommunications market.

     Broadcast Transmission and Tower Services

      Crown Castle UK Ltd, a subsidiary of Crown Castle International Corp., is NTL’s primary competition in the terrestrial broadcast transmission market in the UK. Crown provides analog transmission services to the BBC and digital transmission services to both the BBC and ITVDigital. Crown has diversified from its core television broadcasting business using its transmission infrastructure to enter into the radio transmission and telecommunications sectors.

      Although Crown is our direct competitor, we each have reciprocal rights to use each other’s sites for broadcast transmission usage in order to enable each of us to achieve the necessary country-wide coverage. This relationship is formalized by the site-sharing agreement entered into in 1991 when those towers were privatized.

      Crown also offers site rental on a significant number of its sites (some of which are managed on behalf of third parties). Like us, Crown offers a full range of site-related services to its customers, including installation and maintenance. In November 2000, Crown entered into an agreement with BT to deliver roof space and grounds at an initial 4,000 BT exchange sites around the UK. We believe our towers to be at least as well situated as Crown’s and that we will be able to continue expanding our own third-party site-sharing penetration.

      All four UK mobile operators own site infrastructure and lease space to other users. Their openness to sharing with direct competitors varies by operator. BT Cellnet (now called mm02) and Vodafone have agreed to cut site costs by jointly developing and acquiring sites in the Scottish Highlands. BT and Cable & Wireless are both major site-sharing customers but also compete by leasing their own sites to third parties. BT’s position in the market is even larger when considered in combination with its interest in mm02.

      Several other companies compete in the market for site rental. These include British Gas, Racal Network Systems, Aerial Sites Plc, Relcom Aerial Services and the Royal Automobile Club. Some companies own sites initially developed for their own networks, while others are developing sites specifically to exploit this market.

Regulation

      Telecommunications service industries in the UK are governed by legislation under the Telecommunications Act 1984, the Broadcasting Act 1990, and the Broadcasting Act 1996. The operator of a full-service telecommunications system in the UK requires the following two principal non-exclusive licenses:

•	a telecommunications license, granted under the Telecommunications Act by the Secretary of State and supervised by the Department of Trade and Industry, or DTI, and OFTEL, which authorizes the installation and operation of the telecommunications network used to provide cable television and cable telephone services; and

•	a cable television license granted under the Broadcasting Act and supervised by the Secretary of State and the Independent Television Commission, or ITC, which authorizes the provision of broadcasting services.

      Each type of license described above contains various conditions, and in the event of the breach of such conditions, the Director General of Telecommunications (the head of OFTEL) or the ITC, as appropriate, could issue an enforcement order and ultimately commence proceedings to require compliance or to revoke such licenses.

     Price Regulation

      BT is currently subject to controls over the prices it may charge customers. In particular, BT may not increase charges for certain services by more than the amount of the percentage change in the retail price index. In Autumn 1999, OFTEL began the process of examining what price controls, if any, should apply to BT after 2001. In February 2001, OFTEL announced that current retail price controls would be extended until July 2002 with a roll over provision for a further year. In January 2002, OFTEL issued a new consultation setting out proposals for the progressive removal of price controls along with certain new measures to stimulate further retail competition.

      NTL is not subject to the same scrutiny and control by OFTEL of its retail telephone prices as BT, given its non-dominant status in the market. However, NTL is subject to prohibitions on undue preference and undue discrimination in its cable television pricing. NTL is also required to publish its standard prices, terms and conditions for cable television services.

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

     Local Loop Unbundling

      In November 1999, an OFTEL policy statement mandated the unbundling of BT’s local loop to rival providers, enabling them to offer a range of higher bandwidth services using Digital Subscriber Line (DSL) technology. On August 8, 2000, conditions in BT’s license were brought into force setting out the requirements under which BT must provide services necessary for local loop unbundling. OFTEL published the wholesale prices for BT’s unbundled local loops on December 2000 and prices for shared access were published in 2001 although discussions continue as to the appropriate wholesale charges. In addition, BT is currently rolling out ADSL over its own network. ADSL will allow consumers access to high speed information services. In practice, few companies have taken up the LLU option.

      In February 2002, BT announced reductions in its wholesale charges to ISPs (including its own tied ISP) for wholesale ADSL services. These reductions will lead to commensurate reductions in retail rates.

     Interconnection

      NTL Group Ltd. and National Transcommunications Limited have Annex II status giving them rights of interconnection at wholesale rates to other operators with similar status.

     Open Access to Cable Infrastructure

      In April 2000, OFTEL issued a public consultation document on regulated access to cable infrastructure (“open access”). The preliminary conclusion reached by OFTEL was that no case existed for mandating open access to cable infrastructure at that time.

     BSkyB

      In December 2000, the Office of Fair Trading (OFT) announced that it was commencing an investigation under the UK Competition Act into BSkyB’s activities, in particular the wholesale prices offered to rival distributors of pay television services. This investigation is ongoing. In December 2001, the OFT announced its preliminary finding that BSkyB had been abusing its market power through its pricing practices. The OFT also said that it was aiming to complete the investigation into BSkyB’s pricing by summer 2002.

      In addition, in February 2002, the OFT announced that it had decided not to give a decision on whether an agreement entered into by us with BSkyB for the carriage of programming at discounted rates, notice of which was given to the OFT in October 2000, was anti-competitive. The OFT’s investigation into BSkyB’s behavior continues.

     Competition Act 1998

      The Competition Act, which came into force in March 2000, introduced a prohibition on the abuse of a dominant position and on anti-competitive agreements and introduced third party rights, stronger investigative powers, interim measures and effective enforcement powers (including fines of up to 10% of UK turnover). The Competition Act enables third parties to bring enforcement actions directly against telecommunications operators who are in breach of the prohibitions and seek damages, rather than have to wait for the Director General of Telecommunications to make an enforcement order.

      In February 2000, OFTEL issued specific guidance on the application of the Competition Act in the telecommunications sector. This guidance states that OFTEL would follow closely the general principles of competition law in its application of the new prohibitions. In addition, the regulators must not reach decisions which are inconsistent with EC law.

     Mobile Phone Termination Charges

      On December 12, 2001, OFTEL announced that it had referred to the Competition Commission its proposal to impose a cap on the amount mobile phone operators can charge for receiving calls on their networks. OFTEL’s conclusion was that mobile termination rates were substantially in excess of cost and that there was little incentive for operators to reduce the charges. Accordingly, OFTEL has proposed a charge cap on future termination rates of RPI (12)% over four years.

      The Competition Commission has six months to reach a decision, which can be extended for a further six months.

     Broadcast Services

      A portion of our total revenue is attributable to the provision of television and radio transmission and distribution services. In the UK, the provision of such services is governed by the Telecommunications Act 1984 and the Wireless Telegraphy Act 1949.

     Telecommunications Act and Broadcasting Act Licenses

      NTL’s licenses contain conditions and provisions which, among other things:

•	require us to publish our charges and terms and conditions of business and not to show undue preference to or exercise undue discrimination against particular persons in the provision of certain telecommunications services;

•	impose on us an obligation to share our transmission sites with other transmission operators;

•	restrict the prices which we are allowed to charge for the provision of some services;

•	prohibit us from cross-subsidizing the unregulated side of our business; and

•	impose a requirement for separate accounts to be produced in relation to both the regulated and unregulated parts of our business. However, we are not obliged to do anything “not reasonably practicable.”

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

      On December 24, 1996, the Director General of Telecommunications issued the formal modification to our Telecommunications Act Licenses to effect the price controls which are to apply to us for the period from January 1, 1997 to December 31, 2002. The Price Cap Review had two purposes: (1) to establish a new “P0” (allowable revenues for the first year of the next control period, 1997, in respect of our Maximum Price Regulated Business) and (2) to establish a new “X” (the percentage by which such revenues must, after allowing for consumer price inflation, be reduced each year thereafter). The Director General’s review concluded that, on assumptions at the time (1996), the new P0 was (UK Pound) 53.4 million and the new X was 4.0%.

European Union Legislation

      Our business is further regulated by the EU under various European Commission Directives. In February 2002, the European Union Commission adopted a package of legislative measures which set out a new framework for electronic communication and ensures that the legislation is more technology neutral. The proposed new framework consists of five harmonization Directives, including a framework Directive and four specific Directives on authorization, access and interconnection, universal service and users’ rights, and data protection in telecommunications services, a Regulation on unbundling the local loop, a draft liberalization Directive and a decision on Community radio spectrum policy.

Communications Bill

      A White Paper issued in December 2000 — A New Future for Communications — proposed the creation of a new body ‘OFCOM’ to regulate the communications industry. This will merge the functions of, among others, OFTEL, the Radiocommunications Agency and ITC and it is intended that it will provide a more flexible framework for regulating a converging industry.

      Our operations in Switzerland as well as the operations of companies in which we hold a minority interest in France, Germany and Sweden are also subject to regulation by the governments of the countries in which they operate.

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

Customers

      Except for our broadcast services business, no material part of our business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a materially adverse effect on us. The broadcast services business is, however, substantially dependent on the revenues it receives pursuant to its contracts with the ITV companies, Channel 4/S4C, Channel 5 in the UK, ABC and SBS in Australia, the loss of one or more of which may have a material adverse effect on the broadcast services business.

Employees

      At December 31, 2001, we had approximately 19,200 employees, approximately 16,900 of whom are permanent and approximately 2,300 of whom are temporary or contract employees. We believe that our relationship with our employees is good.

Item 2.	Properties.

UK and Ireland

      In the UK and Ireland, we own, lease or occupy under license 126 business unit and regional offices, our corporate head offices in each of Hook and Dublin, and 9 retail shops. In addition, we own or lease approximately 655 switching centers/ head-ends and operational hub-sites together with warehouses and other non-operational properties, as well as various cable television, telephone and telecommunications equipment housed on public and private sites.

      In addition, in the UK, for the purposes of our site leasing and broadcast transmission businesses, we own, lease, contract to lease, or occupy under license approximately 1,370 properties. For these businesses, we also are the licensee of approximately 680 transmitter sites which are owned by Castle Transmission and shared between the two organizations pursuant to a site sharing agreement.

Switzerland

      In Switzerland, we own or lease 51 offices, our corporate head-offices in Zurich, and 43 retail shops. In addition, we own or lease approximately 450 network sites together with warehouses and other non-operational properties, as well as various cable television, telephone and telecommunications equipment housed on public and private sites.

Other

      We maintain offices under lease for our corporate staff in New York City, as well as offices for our ntl: broadcast staff based in the Far East. We believe that our facilities are presently adequate for their current use.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

      There were no matters that were submitted to a vote of NTL stockholders during the quarter ended December 31, 2001.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters.

      On March 28, 2002, the New York Stock Exchange announced that it was suspending our common stock from trading on the NYSE and that it intended to apply to the SEC to delist our common stock following this suspension. This determination was based upon, among other things, the selling price for our common stock, which closed at $0.20 on March 26, 2002. The continued listing standards of the NYSE require maintenance of a minimum share price of $1 over a 30 trading day period and average global market capitalization of $100 million over a 30 trading day period. Our common stock fell below both of these continued listing standards. We have a right to a review of the NYSE staff’s decision in a hearing before a Committee of the Board of Directors of the NYSE. We are pursuing that right but there can be no assurance that we will be successful. Our common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “NTLD” and continues to trade on NASDAQ EUROPE under the symbol “NTLI”.

      On October 27, 2000, our common stock began trading on the New York Stock Exchange under the symbol “NLI”. Concurrently with the NYSE listing, we withdrew our listing on the Nasdaq Stock Market’s National Market where our common stock had been trading under the symbol “NTLI”. The following table sets forth, for the periods indicated, the high and low last sale prices as reported on the Nasdaq Stock Market’s National Market until October 26, 2000 and on the NYSE until March 26, 2002. The information set forth below gives retroactive effect to the 5-for-4 stock split in February 2000.

	Last Sale Price

	High	Low

2000
First Quarter	$109.10	$82.00
Second Quarter	91.50	53.00
Third Quarter	59.88	39.19
Fourth Quarter	49.25	21.81

2001
First Quarter	39.20	22.75
Second Quarter	32.40	11.69
Third Quarter	13.79	2.00
Fourth Quarter	4.55	0.62

2002
First Quarter (through March 26, 2002)	0.98	0.17

      On March 26, 2002, the closing sale price for our common stock, as reported on the NYSE was $0.20. As of March 26, 2002, there were 5,693 record holders of our common stock. This figure does not reflect beneficial ownership of shares held in nominee name.

      We have never paid cash dividends on our common stock. Currently, we do not have available surplus under Delaware law. Under Delaware law, a Delaware corporation cannot, among other things, pay dividends on its capital stock unless it has available surplus. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”. In addition, the certificates of designation governing our preferred stock limit our ability to pay dividends on our equity securities and there are legal and contractual restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances, including those contained in our subsidiaries’ indentures and credit agreements. We do not currently anticipate paying cash dividends in the foreseeable future on shares of our capital stock. We anticipate that for the foreseeable future any cash flow generated from our subsidiaries’ operations will be used for debt service. Any future determination as to the payment of dividends will be at the discretion of our Board of Directors and will depend upon our operating results, financial condition and capital requirements, indenture and other contractual restrictions, general business conditions and such other factors as our Board of Directors deems relevant. There can be no assurance that we will pay dividends at any time in the future.

Sales of Unregistered Securities

      In addition to the issuance on May 18, 2001 of 47,218 shares of our Variable Coupon Redeemable Preferred Stock, Series A and 12,194 shares of 6.5% Fixed Coupon Redeemable Preferred Stock to France Telecom in exchange for a 27% interest in Noos, we issued the following unregistered securities:

      In June 2001, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, the Company and NTL (Delaware), Inc., as co-issuers, issued $100.0 million aggregate principal amount of 5 3/4% Convertible Subordinated Notes due June 22, 2011 to GE Capital and received proceeds of approximately $95.9 million. Interest is payable quarterly in cash at a rate of 5 3/4% per annum beginning on October 15, 2001. These notes are convertible into shares of our common stock at the option of the holder at an initial conversion price of $35.00 per share, subject to adjustment. After December 22, 2007, the notes are redeemable, in whole or from time to time in part, at NTL (Delaware), Inc.’s or our option. Proceeds raised from the issuance were used to reduce commitments under the UK working capital facility, finance construction, capital expenditure, working capital requirements and for general corporate purposes.

      In May 2001, in reliance on the exemptions from registration provided by Section 4(2) and Rule 144A of the Securities Act, NTL Communications, our wholly owned indirect subsidiary, issued $1,150.0 million aggregate principal amount of 6 3/4% Convertible Senior Notes due May 15, 2008 to qualified institutional buyers. NTL Communications received proceeds of approximately $1,114.8 million after placement agents’ commissions and other fees. Interest is payable semiannually in cash at a rate of 6 3/4% per annum beginning on November 15, 2001. These notes are convertible into shares of our common stock at the option of the holder after August 13, 2001 at a conversion price of $32.728 per share. After May 20, 2004, the notes are redeemable, in whole or from time to time in part, at NTL Communications’ and our option. We are a co-obligor of the notes on a subordinated basis. Proceeds raised from the issuance were used to reduce commitments under the UK working capital facility, finance construction, capital expenditure, working capital requirements and for general corporate purposes.

      On September 12, 2001, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act, we issued 1,850,000 shares of our Cumulative Convertible Preferred Stock, Series A in exchange for the 1,850,000 issued and outstanding shares of our 5% Cumulative Preferred Stock held by France Telecom and others. The Convertible Preferred Stock has a stated value and liquidation preference of $1,075.17 per share and is mandatorily redeemable for cash by us on March 27, 2009. Dividends are payable quarterly in additional shares of Convertible Preferred Stock, at the following quarterly dividend rates: (i) from September 12, 2001 through March 26, 2002, $13.44 per share, (ii) from March 27, 2002 through March 26, 2003, $21.23 per share and (iii) from March 27, 2003 through March 26, 2004, $26.61 per share. Once the Convertibility Date (as defined below) is set, the quarterly dividend rate resets to $16.12 per share and the Convertible Preferred Stock becomes eligible for conversion into shares of our common stock beginning on a “Convertibility Date,” at which time the conversion price is set at 125% of the immediately preceding 25 trading day volume-weighted average price of our common stock (the “Convertibility Base Price”). The Convertibility Date is as follows: March 27, 2002, unless we elect to delay convertibility until March 27, 2003 or, alternatively, redeem, at our option, all shares of the Convertible Preferred Stock on March 27, 2002 in cash; if we have delayed, March 27, 2003, unless we elect again to delay convertibility until March 27, 2004, which we may only do if the Convertibility Base Price would be less than or equal to $65.00 per share (as may be adjusted for certain dilutive events); we may also elect, instead, to redeem all shares of the Convertible Preferred Stock on March 27, 2003 in cash; if we have delayed, March 27, 2004, unless we elect to redeem all shares of the Convertible Preferred Stock on March 27, 2004 in cash. In no event will the Convertibility Date be after March 27, 2004. We elected in March 2002 to delay convertibility until at least March 27, 2003. Holders of Convertible Preferred Stock other than any commercial bank or their affiliates may at any time elect, subject to some conditions, to exchange their Convertible Preferred Stock for up to 50% interest in an entity holding our Swiss operations.

Item 6.     Selected Financial Data.

      The following table sets forth certain financial data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. This information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

	Year Ended December 31,

	2001(1)	2000(2)	1999(3)	1998(4)	1997

	(In millions, except per share data)
Income statement data:
Operating revenues	$3,699.2	$2,840.8	$1,584.1	$747.0	$491.8
(Loss) before extraordinary item	(14,241.3)	(2,963.7)	(732.7)	(503.9)	(328.6)
Net (loss)	(14,241.3)	(2,963.7)	(735.7)	(534.6)	(333.1)
Basic and diluted net (loss) per common share:
(Loss) per common share before extraordinary item(5)	(52.78)	(14.54)	(6.75)	(8.12)	(6.79)
Net (loss) per common share(5)	(52.78)	(14.54)	(6.78)	(8.60)	(6.88)
Weighted average number of common shares used in the computation of basic and diluted net loss per common share(5)	276.0	217.1	119.4	64.4	50.2

	As of December 31,

	2001(1)	2000(2)	1999(3)	1998(4)	1997

Working capital (deficiency)	$(18,510.6)	$(849.1)	$2,261.4	$600.5	$(52.3)
Fixed assets, net	12,573.3	12,693.0	5,597.7	3,854.4	1,757.0
Total assets	16,834.2	28,383.7	12,211.6	6,194.1	2,421.6
Long-term debt	102.3	15,044.1	8,798.0	5,043.8	2,015.1
Redeemable preferred stock	2,773.7	2,083.2	141.8	124.1	108.5
Shareholders’ equity (deficiency)	(6,542.4)	8,367.4	2,136.9	355.2	(61.7)

(1)	As of December 31, 2001, primarily all of the Company’s debt has been classified as current due to the uncertainties about compliance with the terms and conditions of the Company’s debt that would give the holders of the debt the right to accelerate payment. In the fourth quarter of 2001, the Company recorded asset impairments totaling $9,511.3 million including goodwill of $8,840.5 million, license acquisition costs of $58.8 million, customer lists of $9.1 million, other intangibles of $14.9 million, investments in affiliates of $463.7 million and other assets of $124.3 million. In addition, in 2001, the Company recorded restructuring costs of $209.6 million, integration and consulting costs of $102.1 million and losses on the 1G transaction and the sale of the ConsumerCo off-net indirect access customers of $147.4 million.

(2)	In March 2000, the Company purchased Cablecom for an aggregate purchase price of $3,528.7 million, including intangibles of $2,355.3 million. In May 2000, the Company purchased ConsumerCo for an aggregate purchase price of $13,111.0 million, including intangibles of $8,879.0 million. The net assets and results of operations of Cablecom and ConsumerCo are included in the consolidated financial statements from their respective dates of acquisition.

(3)	In March 1999, the Company purchased Diamond for an aggregate purchase price of $984.6 million, including intangibles aggregating $1,323.0 million. In April 1999, the Company purchased the Australian National Transmission Network for an aggregate purchase price of $425.8 million, including intangibles of $220.6 million. In July 1999, the Company acquired Cablelink for an aggregate purchase price of $700.5 million, including intangibles of $669.6 million. In August and December 1999, the Company acquired the 1G Networks of France Telecom for an aggregate purchase price of $61.9 million, including intangibles of $64.7 million. In September 1999, the Company acquired the shares of Workplace Technologies plc, for an aggregate purchase price of $175.0 million, including intangibles of $176.9 mil-

lion. The net assets and results of operations of Diamond, the Australia National Transmission Network, Cablelink, the 1G Networks and Workplace Technologies are included in the consolidated financial statements from their respective dates of acquisition.

(4)	In June and September 1998, the Company purchased ComTel for an aggregate purchase price of $969 million, including intangibles aggregating $224 million. In October 1998, the Company purchased Comcast UK for an aggregate purchase price of $600 million, including intangibles of $130 million. In December 1998, the Company purchased EGT for an aggregate purchase price of $151 million, including intangibles of $45 million. The net assets and results of operations of ComTel, Comcast UK and EGT are included in the consolidated financial statements from their respective dates of acquisition.

(5)	After giving retroactive effect to the five-for-four stock split by way of stock dividend paid in October 1999 and the five-for-four stock split by way of stock dividend paid in February 2000.

      The Company did not declare or pay any cash dividends during the years indicated.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     Recapitalization Process and Ability to Continue Operations

      The Company historically incurred operating losses and negative operating cash flow. In addition, the Company required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. The Company historically met these liquidity requirements through cash flow from operations, amounts available under its credit facilities, vendor financing and issuances of high-yield debt securities and convertible debt securities in the capital markets and convertible preferred stock and common stock to strategic investors. Both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. The Company’s public equity is no longer trading on the New York Stock Exchange, and its debt securities are trading at or near all time lows. These factors, together with the Company’s substantial leverage, means the Company does not currently have access to its historic sources of capital.

      In addition, the Company’s UK credit facilities are fully drawn and the Company’s Swiss subsidiaries are currently unable to draw the remaining undrawn amounts under the Cablecom credit facility. NTL Communications Corp., a wholly-owned indirect subsidiary of the Company, did not pay cash interest on certain series of its notes that was due on April 1, 2002 and April 15, 2002. NTL Incorporated and NTL (Delaware), Inc. also did not pay cash interest and related fees on a series of their notes that was due on April 15, 2002. As of December 31, 2001, the Company had approximately $505 million in cash and cash equivalents on hand and, on April 4, 2002, received approximately $303 million net cash proceeds from the sale of its Australian business. The Company will require cash for working capital and capital expenditures in 2002. If the Company and its subsidiaries make scheduled and overdue interest payments on their notes, then the Company will not have sufficient cash resources to meet its liquidity needs through the third quarter of 2002.

      These liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. As a consequence, the Company needs to restructure its outstanding debt and/or raise new funds through the issuance of equity or additional debt.

      On January 31, 2002 we announced that we had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen our balance sheet and reduce debt and put an appropriate capital structure in place for our business. Since then, we have been evaluating various recapitalization alternatives to effect a comprehensive consensual reorganization in a timely manner to minimize negative effects on our business operations.

      On April 16, 2002 the Company announced that the Company and an unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of the Company. The members of the committee hold in the aggregate over 50% of the face value of NTL and its subsidiaries’ public bonds. The recapitalization would result in a conversion of approximately $10.6 billion in debt into equity.

      During the recapitalization process, it is anticipated that NTL’s operations will continue uninterrupted, customer service will be unaffected, suppliers will be paid in the ordinary course and NTL’s management will remain in place.

      To implement the proposed recapitalization, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited and Diamond Holdings Limited would file a pre-negotiated recapitalization plan in a Chapter 11 case under the U.S. Bankruptcy Code. NTL’s operating subsidiaries would not be included in the Chapter 11 filing. The agreement in principle is subject to various conditions, including mutually acceptable terms with the Company’s bank lenders. The recapitalization transaction contemplates that the bank debt will remain in place as part of the recapitalization.

      To facilitate the recapitalization, certain members of the unofficial committee of bondholders would commit to provide up to $500 million of new debt financing to the Company’s UK and Ireland operations during the Chapter 11 process and for the post-recapitalized Company. The new financing will ensure that the Company’s business operations have access to sufficient liquidity to continue ordinary operations.

      Under the agreement in principle, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding all of its UK and Ireland assets, and one tentatively called NTL Euroco and holding certain of its continental European and other assets.

      Holders of notes of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp. and Diamond Cable Communications Limited would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland and approximately 86.5% of the initial common stock of NTL Euroco. NTL (Delaware), Inc. bondholders would have the option to reinvest all or a portion of NTL (Delaware), Inc. cash in additional shares of NTL common stock, or to receive such cash in the recapitalization. Notes of the Company’s subsidiaries Diamond Holdings Limited and NTL (Triangle) LLC would remain outstanding and will be kept current in interest payments. Current preferred and common stockholders, including France Telecom, would participate in a package of rights (to be priced at a $10.5 billion enterprise value) and warrants entitling them to purchase primary common stock of NTL UK and Ireland at the consummation of the proposed plan, in the case of the rights, and for the duration of the eight-year warrants at prescribed prices. If fully exercised, those rights and warrants would entitle the current preferred stockholders to acquire approximately 23.6% and the current common stockholders to acquire approximately 8.9% of the entity’s primary common stock.

      Current preferred stockholders other than France Telecom, would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that, subject to the consummation of the recapitalization, France Telecom would also receive our 27% interest in Noos, pursuant to a pledge of such interests to France Telecom given at the time of its acquisition.

      During the recapitalization process, the Company has maintained normal and regular trade terms with its suppliers and customers. There can be no assurance that the Company’s suppliers will continue to provide normal trade credit or credit on acceptable terms, if at all, or that customers will continue to do business or enter into new business with the Company. See also “Risk Factors” for a summary of risks related to the Company’s business in general and the recapitalization process in particular.

     Bank Waivers

      Before the Company could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under our credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities.

      But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities. If an event of default were to occur, it would entitle the lenders under the credit facilities to declare the principal amount of the outstanding debt immediately due and payable. If this right was exercised, it would result in an event of default under all of the Company’s outstanding notes, except for those issued by Diamond Cable Communications, Diamond Holdings and NTL Triangle, entitling the trustee or 25% of the holders of a series to accelerate the repayment of that series of notes. We do not have sufficient cash resources to repay our outstanding indebtedness if it is declared immediately due and payable.

      In connection with the granting of the initial waivers, the Company agreed:

•	to provide the lenders with a 13 week rolling cash flow projection (updated every two weeks);

•	to keep the lenders informed of, and to provide documents in connection with, negotiations with bondholders or strategic investors or concerning proposed asset dispositions;

•	not to repurchase NTL notes; and

•	not to make an exchange offer for NTL notes or enter into an agreement with NTL bondholders, subject to some exceptions, without the consent of the lenders.

      Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extend the duration of the initial waivers to April 30, 2002 in the case of the UK credit facilities or May 14, 2002 in the case of the Cablecom facility, unless the missed interest payments on April 1, 2002 are remedied or a sufficient number of bondholders agree to forbear in respect of such non-payment, in which case, the UK credit facilities waivers will be extended to May 14, 2002. As a condition to the waivers continuing effectiveness, the UK lenders required NTL Delaware to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. This loan is structurally senior to the outstanding public notes issued by NTL Communications Corp. but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, we affirmed the provisions of the initial waivers and in addition, we agreed, among other things, to:

•	provide the bank lenders a timeline setting forth the steps proposed to be taken in connection with the recapitalization and the dates by which such steps are to be taken;

•	use reasonable endeavors to consider with the lenders under the Cablecom credit facility possible means of credit enhancement;

•	provide the lenders under the Cablecom credit facility, by April 12, 2002, with an updated structure chart of NTL as well as a contingency business plan for Cablecom in the event that sufficient additional funding for Cablecom is not obtained; and

•	pay legal, accounting and other advisory fees of the agent or coordinators of the Cablecom credit facility.

      The amended waivers prevent us from making an exchange offer with respect to our outstanding notes or from entering into an agreement with bondholders without the consent of the lenders under each of the credit facilities. The amended waivers also prohibit us from commencing voluntary dissolution proceedings, including proceedings under Chapter 11 of the U.S. bankruptcy code, without the consent of these lenders. Copies of the waivers are filed as exhibits to this Form 10-K.

      As a consequence, we cannot enter into a binding agreement with the unofficial bondholder committee or implement the proposed plan without the consent of our bank lenders.

      Cablecom GmbH is the principal trading company of our Swiss group. There are a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom’s and various of its subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility which entitles the lenders to accelerate repayment. Such an acceleration would result in an event of default under NTL Incorporated’s and NTL Delaware’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009 entitling the trustee or the holders of 25% of each series of notes to accelerate repayment. Under Swiss law, unless the overindebtedness is rectified those entities would be required to commence an insolvency proceeding in Switzerland. A plan has been formulated to rectify this overindebtedness. Implementation of this plan prior to April 30, 2002 will mean those entities will not be required to commence an insolvency proceeding. Those proceedings would likely either be a court supervised moratorium in which an independent administrator, or commissioner, would be appointed to supervise the running of each company during a restructuring or, if there is no viable restructuring plan, a bankruptcy. The commencement of those insolvency proceedings would also constitute an immediate event of default and acceleration of the maturity of the convertible subordinated notes referred to above.

      We are currently in discussions with the lenders under the Swiss credit facility regarding proposals to resolve the overindebtedness issue as well as requesting that they waive various additional covenant breaches under the credit facility. There can be no assurance that we will reach agreement on the resolution of the overindebtedness issue within the time period required or obtain the requested waivers.

     Interest Payments on Public Notes

      The Company and its subsidiaries have substantial interest payment obligations under their existing indebtedness. NTL Communications Corp. did not make scheduled interest payments due April 1, 2002, in the aggregate amount of $74.3 million, in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008 and 11 7/8% notes due 2010. In addition, NTL Communications did not make interest payments falling due on April 15, 2002, totaling $20.2 million, in respect of the 12 3/4% Senior Deferred Coupon Notes due 2005 and NTL Incorporated and NTL Delaware did not make interest payments and payment of related fees falling due on April 15, 2002 in respect of their 5 3/4% Convertible Subordinated Notes due 2011. Those payments were not made after consideration by the Company of requests by the unofficial bondholder committee not to make those payments. Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. On May 15, 2002, interest totaling $94.0 million is due on outstanding notes of NTL Triangle and NTL Communications.

      If the applicable issuer does not pay interest on these notes after a 30 day grace period expires (on April 30, 2002 in the case of the missed interest payments due April 1, 2002), there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after April 30, 2002, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under all of our other notes, except for those issued by NTL Triangle, Diamond Cable Communications or Diamond Holdings. As a result, upon the expiration of the grace period, on April 30, 2002, events of default for failure to pay interest would occur under the relevant indentures at NTL Communications and, contemporaneously, cross defaults would occur under the Company’s other indentures at NTL Communications, NTL Delaware, NTL Incorporated and under our Senior Credit Facility and Working Capital Facility and could occur under the Cablecom Facility. This would give holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable unless we obtain waivers or forbearance agreements from sufficient percentages of our creditors. If that right to accelerate was exercised, we would not have sufficient cash resources to repay those debts, which could ultimately lead to voluntary or involuntary bankruptcy proceedings relating to the entities so affected. In addition, the lenders under the Company’s UK credit facilities have security over the assets of the Company’s UK operating subsidiaries, except for the Diamond and Triangle groups of companies. In the event that there was an event of default under those facilities, the lenders could seek to take control of those assets under applicable UK insolvency law.

     Inability to Pay Dividends On or Redeem Preferred Stock

      On February 4, 2002, the Company announced that it would not declare or pay dividends on its 13% Senior Redeemable Exchangeable Preferred Stock. The Company did not make the dividend payments due on February 15, 2002 of $6.0 million in respect of the 13% preferred stock. In addition, the Company did not pay dividends on its 5% cumulative participating convertible preferred stock held by France Telecom on December 31, 2001 of $37.0 million and March 31, 2002 of $37.5 million, or on its cumulative convertible preferred stock held by France Telecom and a group of commercial banks on December 31, 2001 of $24.9 million and March 26, 2002 of $24.1 million. Historically, payment of dividends has been made in additional shares of preferred stock in the case of the 13% preferred stock, the 5% cumulative participating preferred stock and the cumulative convertible preferred stock. The Company did not pay these dividends due to a lack of available surplus under Delaware law. Under Delaware law, the Company cannot pay dividends on or redeem its capital stock, including its preferred stock, unless it has available surplus.

      Pursuant to the terms of the 13% preferred stock, the unpaid dividends will continue to accrue without interest until declared and paid. Pursuant to the terms of the 5% cumulative convertible preferred stock and the cumulative convertible preferred stock, the unpaid dividends will continue to accrue without interest until declared and paid, together with an additional cash dividend on the amount so unpaid at a rate of 2% per quarter for as long as the dividends remain unpaid. The failure to declare these dividends is not a default under any of the Company’s existing agreements. With respect to the 13% preferred stock and 5% cumulative convertible preferred stock, if dividends remain unpaid for six quarters, the holders of each such series shall have the right to vote separately as a class on all matters voted on by NTL Incorporated shareholders and shall have the right, along with other holders of preferred stock with similar default voting rights, to elect two directors to the Company’s board.

      In addition, the lack of surplus means that the Company does not expect to be able to redeem its Variable Coupon Redeemable Preferred Stock, Series A, which is referred to as the Noos One Year Preferred, which is held by France Telecom, when it becomes mandatorily redeemable, to the extent funds are available, on May 18, 2002. If we fail to redeem the Noos preferred stock on May 18, 2002 as we expect, the holders of such Noos preferred stock will have the right, along with other holders of preferred stock with similar default voting rights, to elect two directors to our board and shall have the right to vote separately as a class, on all matters brought to NTL Incorporated shareholders.

      At the time of issuance of the Noos One Year Preferred, the Company pledged its shares of Noos to France Telecom to secure the mandatory redemption obligation under the Noos One Year Preferred and the 6.5% Redeemable Preferred Stock.

     Credit Rating Downgrades

      On April 3, 2002, credit rating agency Standard & Poor’s lowered the Company’s long-term corporate credit rating to D from CCC-, citing the Company’s failure to make a bond interest payment due on April 1, 2002.

     Sale of NTL Australia

      On April 2, 2002, the Company announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Bank for A$850 million (US$448 million) in an all cash transaction. The net proceeds from the sale were approximately A$574 million (US$303 million). At that time, the business’ bank debt outstanding totaled A$227 million (US$119 million).

      On April 7, 2002, NTL Delaware loaned £90 million to NTL (UK) Group Limited, which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to the Company’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL Delaware and it is currently anticipated that such proceeds will form a portion of the consideration to be offered to bondholders of NTL Delaware and NTL Incorporated in satisfaction of their claims against NTL Delaware as part of the proposed plan of reorganization.

     Description of Outstanding Notes, Credit Facilities and Redeemable Preferred Stock

      The following summarizes the terms of the significant notes, credit facilities and redeemable preferred stock issued by the Company and its subsidiaries as of December 31, 2001, except for the NTL Australia bank credit facility due to the sale of NTL Australia in April 2002.

     NTL Incorporated:

(1) Senior Redeemable Exchangeable Preferred Stock due February 15, 2009, liquidation preference of $186.8 million, dividends accrue at 13% per annum payable quarterly in arrears, at the Company’s option, until February 15, 2004, dividends may be paid in cash, by the issuance of additional shares or in any combination of the foregoing, redeemable at the Company’s option on or after February 15, 2002, and, on any dividend payment date, the Company may exchange all of the outstanding shares for 13% debentures due 2009;

(2) Convertible Preferred Stock due March 27, 2009, liquidation preference of $2,029.1 million, dividends are payable quarterly in arrears in additional shares, at the following quarterly dividend rates: (i) from September 12, 2001 through March 26, 2002, $13.44 per share, (ii) from March 27, 2002 through March 26, 2003, $21.23 per share, and (iii) from March 27, 2003 through March 26, 2004, $26.61 per share; once the “Convertibility Date” (which may be March 27, 2003 or March 27, 2004) is set, the quarterly dividend rate resets to $16.12 per share and the Convertible Preferred Stock becomes eligible for conversion into shares of the Company’s common stock beginning on such Convertibility Date, at which time the conversion price is set at 125% of the immediately preceding 25 trading day volume-weighted average price of the Company’s common stock, subject to the Company’s election to delay convertibility or redeem all issued and outstanding shares of Convertible Preferred Stock. Holders of Convertible Preferred Stock other than any commercial bank or their affiliates may at any time elect, subject to some conditions, to exchange their Convertible Preferred Stock for up to a 50% interest in an entity holding our Swiss operations;

(3) Variable Coupon Redeemable Preferred Stock, liquidation preference of $491.7 million, dividends are payable quarterly at the Company’s option in cash or additional shares of Variable Coupon Redeemable Preferred Stock, quarterly dividend rate based on the EURIBOR Rate plus 2.5%, quarterly dividend rate of 6.16% at December 31, 2001, mandatory redemption in cash on May 18, 2002. The Company’s 27% interest in Noos is pledged to France Telecom to secure the mandatory redemption obligation under its Variable Coupon Redeemable Preferred Stock and its 6.5% Fixed Coupon Redeemable Preferred Stock;

(4) 6.5% Fixed Coupon Redeemable Preferred Stock, liquidation preference of $126.9 million, dividends are cumulative and are payable in cash upon redemption, mandatory redemption in cash on May 18, 2007;

(5) 5 3/4% Convertible Subordinated Notes due June 22, 2011, principal amount at maturity of $100.0 million, interest of 5 3/4% per annum is payable quarterly beginning on October 15, 2001, redeemable at the option of the Company on or after December 22, 2007, convertible into shares of the Company’s common stock at a conversion price of $35.00 per share, subject to adjustment based on the Company’s stock price and adjustment to the conversion price of some series of our preferred stock;

     NTL Delaware:

(6) 5 3/4% Convertible Subordinated Notes due December 15, 2009, principal amount at maturity of $1,200.0 million, interest payable semiannually from June 15, 2000, redeemable at the Company’s option on or after December 18, 2002, convertible into shares of the Company’s stock at a conversion price of $108.18 per share;

     NTLCL:

(7) Working Capital Facility, originally for £1,300.0 million ($1,890.6 million); following the issuance of new debt beginning in October 2000, the commitment has been reduced by £882.5 million ($1,283.4 million), of which £100.0 million ($145.4 million) was outstanding as of December 31, 2001. Interest payable at least every six months at LIBOR plus a margin rate of 5.50% per annum, which is subject to adjustment; effective interest rate of 9.57% at December 31, 2001; the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly; principal is due in full on March 31, 2006; in January and February 2002 the remaining amounts available under this agreement were borrowed;

(8) Senior Credit Facility, of which £2,784.8 million ($4,050.0 million) was outstanding as of December 31, 2001; originally for £2,500.0 million ($3,635.8 million), dated 30 May 2000; interest payable at least every six months at LIBOR plus a margin rate of 2.00% per annum, which is subject to adjustment; effective interest rate of 6.73% at December 31, 2001; the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized; principal is due in six quarterly installments beginning on June 30, 2004; as amended and restated pursuant to a Restatement Amendment Agreement dated 26 September 2001 which, inter alia, amended such Senior Credit Facility to make available a £200.0 million ($290.9 million) Term Facility (interest payable on such Term Facility at least every six months at LIBOR plus a margin rate of 3.50% per annum, effective interest rate of 8.06 % at December 31, 2001, principal is due in eight quarterly installments beginning on June 30, 2006) and increase the availability of funds under the Senior Credit Facility by £84.8 million ($123.3 million);

     Cablecom:

(9) Term Loan Facility, of which CHF 2,700.0 million ($1,626.8 million) was outstanding as of December 31, 2001, interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment, effective interest rate of 5.27% at December 31, 2001, principal is due over six years in quarterly installments beginning on March 31, 2004;

(10) Revolving Facility of CHF 1,400.0 million ($843.5 million), of which CHF 875.0 million ($527.2 million) was outstanding as of December 31, 2001, interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.50% per annum, which is subject to adjustment, effective interest rate of 5.49% at December 31, 2001, the unused portion of the commitment is available until May 2003 and is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized, principal is due over six years in quarterly installments beginning on March 31, 2004; our Swiss subsidiaries are unable to draw the remaining undrawn amounts under this facility because, as of December 31, 2001, Cablecom’s liabilities exceeded its assets, which constituted an event of default under the facility;

     NTL Communications:

(11) 12 3/4% Senior Deferred Coupon Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from October 15, 2000, redeemable at the Company’s option on or after April 15, 2000;

(12) 11 1/2% Senior Deferred Coupon Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually from August 1, 2001, redeemable at the Company’s option on or after February 1, 2001;

(13) 10% Senior Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company’s option on or after February 15, 2002;

(14) 9 1/2% Senior Sterling Notes due April 1, 2008, principal amount at maturity of £125.0 million ($181.8 million), interest payable semiannually from October 1, 1998, redeemable at the Company’s option on or after April 1, 2003;

(15) 10 3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of £300.0 million ($436.3 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(16) 9 3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(17) 9 3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of £330.0 million ($479.9 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company’s option on or after April 15, 2004;

(18) 11 1/2% Senior Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company’s option on or after October 1, 2003;

(19) 12 3/8% Senior Deferred Coupon Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company’s option on or after October 1, 2003;

(20) 7% Convertible Subordinated Notes due December 15, 2008, principal amount at maturity of $489.8 million, interest payable semiannually from June 15, 1999, convertible into shares of the Company’s common stock at a conversion price of $39.20 per share, redeemable at the Company’s option on or after December 15, 2001;

(21) 9 1/4% Senior Euro Notes due November 15, 2006, principal amount at maturity of €250.0 million ($222.5 million), interest payable semiannually from May 15, 2000;

(22) 9 7/8% Senior Euro Notes due November 15, 2009, principal amount at maturity of €350.0 million ($311.5 million), interest payable semiannually from May 15, 2000, redeemable at the Company’s option on or after November 15, 2004;

(23) 11 1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of €210.0 million ($186.9 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company’s option on or after November 15, 2004;

(24) 11 7/8% Senior Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually from April 1, 2001, redeemable at the Company’s option on or after October 1, 2005;

(25) 12 3/8% Senior Euro Notes due February 1, 2008; principal amount at maturity of €300.0 million ($267.0 million), interest payable semiannually from August 1, 2001;

(26) 6 3/4% Convertible Senior Notes due May 15, 2008, principal amount at maturity of $1,150.0 million, interest payable semiannually from November 15, 2001, convertible into shares of the Company’s common stock at a conversion price of $32.728 per share, redeemable at the Company’s option on or after May 21, 2004;

     NTL Triangle:

(27) 11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually from May 15, 2001, redeemable at NTL Triangle’s option after November 15, 2000;

     Diamond:

(28) 13 1/4% Senior Discount Notes due September 30, 2004, principal amount at maturity of $285.1 million, interest payable semiannually from March 31, 2000, redeemable at Diamond’s option after September 30, 1999;

(29) 11 3/4% Senior Discount Notes due December 15, 2005, principal amount at maturity of $531.0 million, interest payable semiannually from June 15, 2001, redeemable at Diamond’s option on or after December 15, 2000;

(30) 10 3/4% Senior Discount Notes due February 15, 2007, principal amount at maturity of $420.5 million, interest payable semiannually beginning on August 15, 2002, redeemable at Diamond’s option on or after December 15, 2002;

(31) 10% Senior Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount at maturity of £135.0 million ($196.3 million), interest payable semiannually from August 1, 1998, redeemable at Diamond’s option on or after February 1, 2003; and

(32) 9 1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond’s option on or after February 1, 2003.

     Contractual Obligations and Commercial Commitments

      On January 22, 2002, the Securities and Exchange Commission issued FR-61, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The release sets forth certain views of the Securities and Exchange Commission regarding disclosure that should be considered by registrants. The Company’s consolidated contractual obligations and commercial commitments are summarized below, and are fully disclosed in the Notes to Consolidated Financial Statements.

      The following table includes aggregate information about the Company’s contractual obligations as of December 31, 2001 and the periods in which payments are due. The entire long-term debt and capital lease obligation, except for NTL Australia’s portion of long-term debt, has been classified as current due to the uncertainties about compliance with the terms and conditions of the Company’s debt that would give the holders of the debt the right to accelerate repayment.

Payments Due by Period

Contractual		Less than	1-3	4-5	After
Obligations	Total	1 Year	Years	Years	5 Years

	(in millions)
Long-Term Debt	$18,213.3	$5.7	$515.0	$6,457.0	$11,235.6
Capital Lease Obligations	192.8	9.3	15.6	12.7	155.2
Operating Leases	563.3	96.7	129.4	86.3	250.9
Unconditional Purchase Obligations	1,672.0	434.0	325.0	237.0	676.0
Other Long-Term Obligations	none
Total Contractual Cash Obligations	$20,641.4	$545.7	$985.0	$6,793.0	$12,317.7

      The following table includes aggregate information about the Company’s commercial commitments as of December 31, 2001. Commercial commitments are items that the Company could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

Amount of Commitment Expiration Per Period

Other Commercial	Total Amounts	Less than	1-3	4-5	Over
Commitments	Committed	1 year	years	years	5 Years

	(in millions)
Guarantees	$31.0	$3.2	$1.4	$11.9	$14.5
Lines of Credit	none
Standby Letters of Credit	none
Standby Repurchase Obligations	none
Other Commercial Commitments	73.9	28.8	26.2	18.9	—
Total Commercial Commitments	$104.9	$32.0	$27.6	$30.8	$14.5

     Consolidated Statements of Cash Flows

      Cash used in operating activities was $597.8 million and $290.2 million in the years ended December 31, 2001 and 2000, respectively. Cash paid for interest exclusive of amounts capitalized in the years ended December 31, 2001 and 2000 was $947.9 million and $495.0 million, respectively. In addition, the change in cash used in operating activities is also due to changes in working capital as a result of the timing of receipts and disbursements.

      Purchases of fixed assets were $1,946.1 million in 2001 and $2,257.0 million in 2000 as a result of the continuing fixed asset purchases and construction, including purchases and construction by acquired companies. The Company expects to further reduce purchases of fixed assets in 2002 in an effort to conserve cash.

      Proceeds from borrowings, net of financing costs, of $3,110.7 million in 2001 include $838.5 million borrowed under the NTLCL senior credit facility, $431.8 million borrowed under the NTLCL working capital facility, $1,150.0 million from the issuance of NTL Communications 6 3/4% Convertible Senior Notes, $277.9 million from the issuance of NTL Communications 12 3/8% Senior Euro Notes, $269.7 million borrowed under the Cablecom revolving facility, $103.4 million borrowed under the NTL Australia credit agreement, and $100.0 million from the issuance of NTL Incorporated 5 3/4% Convertible Subordinated Notes, net of aggregate financing costs of $60.6 million.

      Principal payments of $489.8 million in 2001 include optional repayments of $455.1 million under the NTLCL credit agreements and Cablecom revolving facility and repayments of an aggregate of $34.7 million of other debt.

Critical Accounting Policies

      The consolidated financial statements of the Company and related financial information are based on the application of accounting principles generally accepted in the United States, (referred to as “GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. The following critical accounting policies have the potential to have a more significant impact on the Company’s financial statements, either because of the significance of the financial statement item to which they relate, or because they require more judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, transactions which are continuous in nature.

•	The Company maintains allowances for doubtful accounts and notes receivable for estimated losses resulting from the potential inability of its customers or the other parties to make payments. These allowance are estimated based on the current aging of receivables, prior collection experience and future expectations of conditions that might impact the collectibility. If the financial condition of our customers or the other parties were to deteriorate resulting in an impairment in their ability to make payments, additions to the allowances may be required.

•	The Company’s determination of the treatment of contingent liabilities in the financial statements is based on a view of the expected outcome of the applicable contingency. Legal counsel is consulted on matters related to litigation. Experts both within and outside the company are consulted with respect to other matters that arise in the ordinary course of business. Examples of such matters that are based on assumptions, judgments and estimates are the amount to be paid to terminate certain agreements included in restructuring charges and the amounts to be paid to settle certain other liabilities, A liability is accrued if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable.

•	The Company reviews long-lived assets and goodwill for impairment as described in the Notes to Consolidated Financial Statements. The Company obtained a valuation to assist with the determination of the fair value of long-lived assets and goodwill. In analyzing potential impairments, projections of future cash flows from the asset are used. The projections are based on assumptions, judgments and estimates of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values. Changes to these variables in the future may necessitate impairment charges to reduce the carrying value to fair value.

•	Fixed assets and intangible assets are assigned useful lives which impact the annual depreciation and amortization expense. The assignment of useful lives involves significant judgments and the use of estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change.

•	In 2001, restructuring charges were recorded as a result of additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. These charges, for both severance and exit costs, required the use of estimates. Actual results could differ from those estimated for restructuring.

•	The valuation of the Company’s pension plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses, projected benefit obligations and funding requirements. These assumptions include, among others, discount rates, investment returns and projected salary increases. Changes in assumptions and future investment returns could potentially have a material impact on the Company’s pension expense and funding requirements.

Results of Operations

      The Company’s expects its growth in 2002 to be curtailed by funding constraints. Although the Company’s current business plan includes a reduction in the number of new customers and an increase in revenue from existing customers, the Company’s cash constraints present many challenges to the successful execution of the plan. The Company is conserving cash through a reduction in capital expenditures including expenditures to connect new customers to the Company’s network. In order to maintain revenues and cash from operations while reducing the number of new customers, the Company must reduce and limit customer churn. The Company intends to improve its customer service and increase its service offering to customers in an effort to curtail and reduce churn. The Company is in the process of integrating its various billing systems and customer databases in an effort to improve one of the main tools used to provide customer service.

      The plan to reduce churn and to increase average revenue per unit (referred to as ARPU) includes an increase in broadband services to our existing customers. The Company believes that its triple play offering of telephony, broadband access to the Internet and digital television will prove attractive to its existing customer base, which will result in higher ARPU as revenues per existing customer increase. However, there is significant competition in our markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT. If the Company is unable to charge the prices for these services that are anticipated in its business plan in response to competition or if the Company’s competition is able to attract the Company’s customers, the Company’s ARPU and results of operations will be adversely affected.

      Media speculation regarding the Company’s financial condition and potential outcomes of the recapitalization process could have an adverse effect on parts of the Company’s business. Similarly, negative press about the financial condition of alternative telecom carriers in general may effect the Company’s reputation. One of the key strategies in the Company’s business plan is to increase its penetration of higher value small to medium size enterprises (or SMEs) and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding the Company’s financial condition and the effect of that publicity on its brand name, the Company may find it difficult to convince SMEs to become its customers. Even if the Company successfully completes the recapitalization process, there is no assurance that the negative publicity will not adversely impact the Company’s results of operations or have a long-term negative effect on the Company’s brand.

      In addition, this uncertainty may adversely affect the Company’s relationships with its suppliers. If suppliers become increasingly concerned about the Company’s financial condition, they may demand faster payments or not extend normal trade credit, both of which could further adversely affect the Company’s cash conservation measures and its results of operations.

     Years Ended December 31, 2001 and 2000

      As a result of the completion of the acquisitions of the cable assets of Cablecom on March 28, 2000 and the consumer cable telephone, Internet and television operations of Cable & Wireless Communications plc (“ConsumerCo”) on May 30, 2000, the Company consolidated the results of operations of these businesses from the dates of acquisition.

      Consumer telecommunications and television revenues increased to $2,514.6 million from $1,819.8 million as a result of the Cablecom and ConsumerCo acquisitions, price increases, upselling new services to customers and from growth in the Company’s customer base. The 2001 and 2000 revenue includes $1,350.1 million and $809.5 million, respectively, from acquired companies. Upselling to existing customers, new digital and cable modem customers and the price increases implemented in the first and second quarters of 2001 resulted in ARPU increases that contributed to the revenue increase. Increase in ARPU in the future is also expected to be achieved by continuing to provide new services such as digital television, cable modem and mobile telephone services to consumer customers.

      Business telecommunications revenues increased to $840.6 million from $702.2 million as a result of acquisitions and from the growth in the Company’s customer base. The acquisition of the assets and contracts of Viatel UK in the third quarter of 2001 accounted for $65.3 million of the revenue in 2001. The 2001 and 2000 revenue includes $97.4 million and $62.1 million, respectively, from ConsumerCo. In addition, the Company continues to focus specific sales and marketing effort on winning business customers in its franchise areas and increasing revenue from its existing customers.

      Broadcast transmission and other revenues increased to $344.0 million from $318.8 million. The increase reflects increases in the number of broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company’s regulated services, and increases in satellite and media services used by broadcast and media customers. The Company expects growth in broadcast services to be driven primarily by contracts related to the increased demand for tower infrastructure by wireless services operators expanding and upgrading their networks for wireless broadband, the digitalization of analog television and radio signals and the further development of programming for the European markets requiring satellite and terrestrial distribution services.

      In 2000 and 2001, the substantial majority of revenues in all segments were derived from operations in the UK.

      Operating expenses (including network expenses) increased to $1,809.3 million from $1,387.6 million as a result of increases in interconnection and programming costs due to revenue growth. The 2001 and 2000 expense includes $657.8 million and $388.0 million, respectively, from Cablecom and ConsumerCo.

      Selling, general and administrative expenses increased to $1,181.6 million from $1,109.1 million. The 2001 and 2000 expense includes $407.5 million and $292.2 million, respectively, from Cablecom and ConsumerCo. Selling, general and administrative expenses as a percentage of revenues decreased to 31.9% in 2001 from 39.0% in 2000. The percentage decrease reflects various cost savings efforts.

      Asset impairments in 2001 of $9,511.3 million are related to intangible assets and investments in affiliates. During 1999 and 2000, acquisitions were made against a background of increasing consolidation and record valuations in the telecommunications industry. In 2001, the Company performed a review of the recoverability of its long-lived assets and associated goodwill. This review was initiated because of the decline in the Company’s stock price and significantly lower valuations for companies within its industry. Additionally, at the time of the Company’s review, the book value of the Company’s net assets significantly exceeded its market capitalization. Accordingly, the fair value of the Company’s assets was determined by discounting the Company’s estimates of the expected future cash flows related to these assets when the non-discounted cash flows indicated that the long-lived assets would not be recoverable. The Company recorded a write-down of $9,511.3 million in the fourth quarter of 2001 as a result of this analysis and review. The total charge included goodwill of $8,840.5 million, license acquisition costs of $58.8 million, customer lists of $9.1 million, other intangibles of $14.9 million, investments in affiliates of $463.7 million and other assets of $124.3 million. The aggregate asset impairment charge of $9,511.3 million related to the Company’s business segments as follows: $7,388.8 million Consumer, $2,113.0 million Business and $9.5 million Broadcast.

      Non-cash compensation of $30.6 million in 2001 was due to modifications to certain stock options approved by the Compensation and Option Committee of the Board of Directors in July 2001. The latest possible expiration date of options to purchase an aggregate of approximately 4.7 million shares of the Company’s common stock with exercise prices from $.17 to $14.76 per share was extended from July 30, 2001 to October 2004, as applicable, to January 30, 2006. The Company recognized non-cash compensation expense based on the excess of the quoted market price of the Company’s common stock on the date of the modification of $12.05 per share over the exercise price per share.

      Other charges of $311.7 million in 2001 include restructuring charges of $209.6 million and costs of $102.1 million incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. Other charges of $92.7 million in 2000 include restructuring charges of $65.9 million and costs of $26.8 million incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. The increase in the information technology integration and consulting costs was the result of an acceleration of a number of these projects, and the associated fees to the consultants and advisors, in order to achieve the cost savings earlier than projected.

      Restructuring charges of $209.6 million and $65.9 million for the years ended December 31, 2001 and 2000, respectively, relate to the Company’s announcements in the fourth quarter of 2001 and in November 2000 that it was taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. An aggregate of $57.9 million of the 2001 reorganization costs are for the write-off of equipment and other assets that are not in use and will not require any future cash outlays. The employee severance and related costs in 2000 were for approximately 2,300 employees to be terminated, approximately 550 of whom are still employed by the Company as of December 31, 2001. These costs in 2001 are for approximately 5,400 employees to be terminated, of which approximately 3,000 employees are still employed by the Company as of December 31, 2001. The following table summarizes the restructuring charges incurred and utilized in 2000 and 2001:

	Employee
	Severance	Lease
	And Related	Exit	Agreement	Fixed
	Costs	Costs	Modifications	Assets	Total

	(in millions)
Charged to expense	$47.9	$18.0	$—	$—	$65.9
Utilized	—	—	—	—	—

Balance, December 31, 2000	47.9	18.0	—	—	65.9
2000 provision utilized	(41.3)	(9.6)	—	—	(50.9)
2000 provision released	(6.6)	(7.3)	—	—	(13.9)
Charged to expense	96.5	41.4	27.7	57.9	223.5
2001 provision utilized	(26.2)	—	—	(57.9)	(84.1)

Balance, December 31, 2001	$70.3	$42.5	$27.7	$—	$140.5

      Corporate expenses increased to $66.8 million from $47.5 million primarily due to the write-off of deferred charges and an allowance for a note receivable of $9.9 million and costs incurred in 2001 related to efforts to recapitalize our balance sheet and reduce debt.

      Depreciation and amortization expense increased to $3,170.5 million from $2,122.8 million due to an increase in amortization on acquisition related intangibles and an increase in depreciation of telecommunications and cable television equipment. The 2001 and 2000 expense includes $2,012.2 million and $1,177.4 million, respectively, from Cablecom and ConsumerCo, including amortization of the acquisition related intangibles.

      Interest income and other, net decreased to $51.1 million from $72.5 million as a result of the decline in cash available for investment.

      Interest expense increased to $1,440.9 million from $1,036.8 million due to the issuance of additional debt. The 2001 and 2000 expense includes $393.8 million and $216.0 million, respectively related to Cablecom and ConsumerCo. Interest of $1,015.6 million and $590.0 million was paid in cash in the years ended December 31, 2001 and 2000, respectively.

      Share of losses from equity investments increased to $244.6 million from $70.9 million primarily due to the acquisition of the interest in Noos in 2001, and a full year of ownership of the interests in B2 and eKabel in 2001.

      Other losses of $147.4 million in 2001 is comprised of $58.9 million loss on the 1G transaction in France and $88.5 million loss on the sale of the ConsumerCo off-net indirect access customers.

      Foreign currency transaction losses were $13.7 million in 2001 and $120.6 million in 2000 primarily due to the effect of changes in exchange rates. The Company and certain of its subsidiaries have cash, cash equivalents and debt denominated in non-U.S. dollar currencies that are affected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

      Income tax expense in 2001 of $63.2 million is primarily the result of an increase in the deferred tax liability attributable to separate company profits of a foreign subsidiary offset to some extent by a decrease in net deferred tax liabilities attributable to operating losses of other foreign subsidiaries. The increase in deferred tax liabilities includes an adjustment related to 1997 through 2000 of approximately $116.3 million that is primarily attributable to additional tax depreciation being claimed during 2001 on original and amended income tax returns.

      Premium TV is developing a Classic Sports television channel, and has a contractual arrangement with the BBC permitting Premium TV to show football (soccer) matches from the BBC’s library. Classic Sport incurred a loss of $35.2 million for the year ended December 31, 2001; this was principally due to start up costs associated with the new classic sports channel, which has not yet been launched. In the fourth quarter of 2001, the Company decided to consolidate the 2001 results of the Classic Sport joint venture. As a result of the consolidation, the Company recorded the entirety of Classic Sport’s loss for the year in its fourth quarter results. The fourth quarter portion of the full year loss for Classic Sport amounted to approximately $7.0 million.

      On April 2, 2002, the Company announced that it completed the sale of its Australian broadcast business to Macquarie Bank for A$850.0 million (US$434.9 million) in an all cash transaction. The net proceeds from the sale after the repayment of the outstanding bank credit facility and transaction related costs were approximately A$574.0 million (US$293.7 million). In 2001, revenue from the Company’s broadcast business in Australia was $61.8 million and revenue from the Company’s 1G subsidiary in France was $11.2 million. The combined operating loss of these entities in 2001 including depreciation and amortization was $26.9 million.

     Years Ended December 31, 2000 and 1999

      As a result of the completion of the acquisitions of Diamond Cable Communications Limited (“Diamond”) in March 1999, the Australian National Transmission Network (“NTL Australia”) in April 1999, Cablelink Limited (“Cablelink”) in July 1999, the “1G Networks” of France Telecom in August and December 1999, NTL Business Limited (formerly Workplace Technologies plc) (“NTL Business”) in September 1999, the cable assets of Cablecom in March 2000 and the consumer cable telephone, Internet and television operations of ConsumerCo in May 2000, the Company consolidated the results of operations of these businesses from the dates of acquisition.

      Consumer telecommunications and television revenues increased to $1,819.8 million from $834.3 million as a result of acquisitions and from customer growth that increased the Company’s current revenue stream. The 2000 and 1999 revenue includes $1,063.4 million and $167.1 million, respectively, from acquired companies.

      Business telecommunications revenues increased to $702.2 million from $452.5 million as a result of acquisitions, customer growth and increases in carrier services revenues. The 2000 and 1999 revenue includes $234.3 million and $92.8 million, respectively, from acquired companies. Carrier services revenues increased due to growth in services provided by the Company’s wholesale operation to other telephone companies.

      Broadcast transmission and other revenues increased to $318.8 million from $297.3 million. Included in these amounts are revenues of $55.0 million and $40.0 million from NTL Australia in 2000 and 1999, respectively. The UK increase reflects increases in broadcast television and FM radio customers and accounts, which exceeded price cap reductions in the Company’s regulated services, and increases in satellite and media services used by broadcast and media customers.

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

      Pursuant to the terms of various UK licenses, the Company incurred license fees paid to the Independent Television Commission (“ITC”) to operate as the exclusive service provider in certain of its franchise areas. Upon a request by the Company in 1999, the ITC converted all of the Company’s fee bearing exclusive licenses to non-exclusive licenses at the end of 1999, and the Company’s liability for license payments ceased upon the conversion. Franchise fees were $16.5 million in 1999.

      Other charges of $92.7 million in 2000 include restructuring charges of $65.9 million and costs of $26.8 million incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. Other charges of $16.2 million in 1999 were incurred for the cancellation of certain contracts.

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

      Interest expense increased to $1,036.8 million from $680.7 million due to the issuance of additional debt, and the increase in the accretion of original issue discount on the deferred coupon notes. The 2000 and 1999 expense includes $380.4 million and $134.5 million, respectively, related to acquisitions. Interest of $590.0 million and $222.1 million was paid in the years ended December 31, 2000 and 1999, respectively.

      Share of losses from equity investments increased to $70.9 million from $18.4 million primarily due to increases in the net losses of affiliates accounted for by the equity method.

      Other gains of $493.1 million in 1999 are from the sale of the Company’s investment in Cable London.

      Foreign currency transaction (losses) gains decreased to losses of $120.6 million from gains of $12.7 million primarily due to the effect of unfavorable changes in exchange rates. The Company’s results of operations are impacted by changes in foreign currency exchange rates as follows. The Company and certain of its subsidiaries have cash, cash equivalents and debt denominated in non-U.S. dollar currencies that are affected by changes in exchange rates. In addition, foreign subsidiaries of the Company whose functional currency is not the U.S. dollar hold cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

      The Company recorded an extraordinary loss from the early extinguishment of debt of $3.0 million in 1999 as a result of the repayment of the bridge loan incurred in connection with the Cablelink acquisition.

Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (referred to as the FASB) issued Statement of Financial Accounting Standards (referred to as SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company on January 1, 2002. This Statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company, except that it will require the Company to treat NTL Australia as a discontinued operation beginning in the first quarter of 2002.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-

Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 142 on January 1, 2002. In light of the significant impairment charge that the Company recorded in 2001, the Company does not expect that the adoption of this new standard will have a significant effect on the results of operations, financial condition or cash flows of the Company. Amortization expense in 2001 related to goodwill and other indefinite lived intangible assets was $1,430.2 million. The Company expects that amortization expense in 2002 will not be significant.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

      The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company has entered into derivative financial instruments to hedge exposure to movements in the British pound/ U.S. dollar exchange rate and the Euro to British pound exchange rate, and interest rates related to certain of its floating interest rate debt. The counterparties are major financial institutions.

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

      At December 31, 2001, the Company had cross currency swaps to hedge exposure to movements in the Euro to British pound exchange rate and a British pound forward foreign exchange agreement to reduce its exposure to movement in the British pound/ U.S. dollar exchange rate.

      In September 2001, the Company entered into a British pound forward foreign exchange agreement, consisting of twenty-six accumulating forward contracts, to reduce its exposure to movement in the British pound/ U.S. dollar exchange rate in accordance with its market risk strategies.

Interest Rates

      The fair market value of long-term fixed interest rate debt and the amount of future interest payments on floating interest rate debt are subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.

      The Company has entered into zero cost collars to hedge exposure to the floating interest rate indebtedness incurred under the Cablecom term loan facility and revolving loan facility. The notional amount of the zero cost collars was CHF 1,200.0 million at December 31, 2001.

      The Company has also entered into interest rate swaps to hedge exposure to the floating rate indebtedness incurred under the NTLCL £200.0 million Term Facility. The notional amount of the interest rate swaps was £100.0 million at December 31, 2001.

      The following table provides information about the Company’s long-term fixed and floating interest rate debt and derivative financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates.

NTL INCORPORATED AND SUBSIDIARIES

	Year Ending	Year Ending	Year Ending	Year Ending	Year Ending	(3)		Fair Value
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	(4) Thereafter	Total	12/31/01

Long-term Debt Including Current Portion
U.S. Dollar
Fixed Rate	—	—	$285.1	$808.8	$1,050.0	$7,262.6	$9,406.5	$2,671.7
Average Interest Rate			13.25%	12.09%	11.50%	9.00%
UK Pound
Fixed Rate	—	—	—	—	—	£890.0	£890.0	£311.2
Average Interest Rate						10.09%
Average Forward Exchange Rate						1.4372
Euro
Fixed Rate	—	—	—	—	€250.0	€860.0	€1,110.0	€353.5
Average Interest Rate					9.25%	11.14%
Average Forward Exchange Rate					.8948	.9090
UK Pound
Variable Rate	—	—	£90.0	£2,494.8	£100.0	—	£2,684.8	£2,684.5
Average Interest Rate			LIBOR plus 2.0%	LIBOR plus 2.0%	LIBOR plus 5.5%
Average Forward Exchange Rate			1.4131	1.4150	1.4185
UK Pound
Variable Rate					£20.0	£180.0	£200.0	£200.0
Average Interest Rate					LIBOR plus 3.5%	LIBOR plus 3.5%
Average Forward Exchange Rate					1.4185	1.4301
CHF
Variable Rate	—	—	CHF143.0	CHF250.3	CHF536.3	CHF2,645.4	CHF3,575.0	CHF3,575.0
Average Interest Rate			Swiss LIBOR plus 2.5%	Swiss LIBOR plus 2.5%	Swiss LIBOR plus 2.5%	Swiss LIBOR plus 2.5%
Average Forward Exchange Rate			.6101	.6174	.6249	.6567
Australian Dollar
Variable Rate	—	—	A$15.0	A$25.0	A$160.0	—	A$200.0	A$200.0
Average Interest Rate			A$ Bank Bid Rate plus 1.85%	A$ Bank Bid Rate plus 1.85%	A$ Bank Bid Rate plus 1.85%
Average Forward Exchange Rate			.5234	.5235	.5236

NTL INCORPORATED AND SUBSIDIARIES

	Year Ending	Year Ending	Year Ending	Year Ending	Year Ending	(5)		Fair Value
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	(6) Thereafter	Total	12/31/01

Interest Rate Derivative Financial Instruments Related to Long-Term Debt
Interest Rate Swaps
Notional CHF Amount	CHF1,200.0	CHF1,200.0	CHF1,200.0	—	—	—	CHF1,200.0	CHF(25.2)
Average Floor Strike Rate	3.27%	3.27%	3.27%
Average Cap Strike Rate	5.15%	5.15%	5.15%
Interest Rate Swaps
Notional UK Pound Amount	£100.0	£100.0					£100.0	£0.2
Fixed Strike Price	4.33%	4.33%
Receipt of UK Pounds
Notional Euro Amount	€76.3	—	—	—	—	—	€76.3	€(4.0)
Average Contract Rate	6457

Related Forward Contracts to Sell Foreign Currencies for US $

U.K. Pound

	Year Ending		Fair Value
	12/31/02*		12/31/01

Notional amount	Up to $	47.5	$(0.3)
Average contract rate		1.45

*	The last contract ends on May 30, 2002.

Risk Factors

We currently have limited liquidity. If we are unable to successfully implement a recapitalization, there is substantial doubt about our ability to continue as a going concern.

      We have limited liquidity. We do not currently have access to our historic sources of liquidity in the capital markets and our credit facilities are either fully drawn or we are currently unable to access remaining undrawn amounts. If we make scheduled payments of interest and overdue payments of interest, then we will not have sufficient cash resources to meet our liquidity needs through the third quarter of 2002. As a consequence, we need to restructure our outstanding debt and/or raise new funds. If we cannot restructure our indebtedness or obtain additional liquidity in a timely manner, we may face the possibility of insolvency proceedings in the UK, the United States or elsewhere.

The successful implementation of the proposed recapitalization plan will require the support of our creditors and preferred stockholders.

      The completion of the proposed recapitalization contemplated by the agreement in principle with the unofficial bondholder committee will require support from our creditors and holders of our preferred stock, including France Telecom. Pursuant to the terms of our credit facilities waivers, the agreement in principle reached with the unofficial committee is subject to the approval of the lenders under our credit facilities. The proposed recapitalization plan would be implemented pursuant to a Chapter 11 bankruptcy proceeding. Consummation of such a plan will require a favorable vote by impaired classes of creditors, satisfaction of bankruptcy law requirements and confirmation by the bankruptcy court, which, as a court of equity, may exercise substantial discretion and choose not to confirm any plan of reorganization we agree with our creditors. Even if such a plan received the necessary support from many classes of our creditors, there can be no assurance that it would be completed. If a protracted reorganization was to occur, or a liquidation would be necessary, there is a risk that the value of NTL would be eroded to the detriment of some or all NTL stakeholders.

We cannot be certain that our bank lenders will consent to the proposed recapitalization plan or grant us any new waivers we may need.

      Before we could commence negotiations with the unofficial committee of our noteholders we needed to obtain waivers from the lenders under our credit facilities. These lenders granted waivers which, until April 30, 2002 in the case of the UK credit facilities, or May 14, 2002 in the case of the Cablecom facility, provide that NTL’s commencement of negotiations with bondholders with a view to rescheduling of its debt will not constitute an event of default under our credit facilities.

      The waivers prohibit us from making an exchange offer with respect to our outstanding notes or from entering into an agreement with bondholders without the consent of the lenders under each of the credit facilities. The waivers also prohibit us from commencing voluntary dissolution proceedings, including proceedings under Chapter 11 of the U.S. Bankruptcy Code, without the consent of these lenders. If we are unable to obtain the consent of the lenders, we will not be able to make a voluntary Chapter 11 filing as contemplated in connection with the proposed plan.

      The UK credit facility waivers, if not extended, will terminate on April 30, 2002, unless the missed interest payments on April 1, 2002 are remedied or a sufficient number of noteholders have agreed to waive or forbear from exercising any rights in respect of such non-payment, in which case, the waivers will be extended to May 14, 2002. If the waivers terminate and we continue to negotiate with bondholders or the non-payment of interest is not cured, there will be events of default under our credit facilities that will entitle the lenders to accelerate repayment. We do not have sufficient cash resources to repay our outstanding indebtedness if it is declared immediately due and payable. In addition, the lenders could also seek to take control over the assets over which they hold security in an insolvency proceeding.

      As of December 31, 2001, the liabilities of Cablecom and some of its subsidiaries exceeded their respective assets. As a consequence, those entities were deemed to be overindebted under Swiss law. This constitutes an event of default under the Cablecom credit facility which entitles the lenders to accelerate repayment. We are currently in discussions with the lenders under the Cablecom facility regarding proposals to resolve the overindebtedness issues as well as requesting that they waive various other covenant breaches under the credit facility. If we are unable to resolve the issue by April 30, 2002, Cablecom and those subsidiaries would be required to commence an insolvency proceeding in Switzerland. Those proceedings would likely either be a court supervised moratorium in which an independent administrator, or commissioner, would be appointed to supervise the running of each company during a restructuring or, if there is no viable restructuring plan, a bankruptcy. This could also result in a cross-acceleration of NTL Incorporated’s and NTL Delaware’s 5.75% convertible subordinated notes due 2009 and 5.75% convertible subordinated notes due 2011.

We did not pay interest due on some of our outstanding notes on April 1 and April 15, 2002; we may not cure the existing event of default. We may not make future interest payments on most of our outstanding notes.

      NTL Incorporated, NTL (Delaware), Inc. and NTL Communications did not make scheduled interest payments and payments of related fees due April 1 and April 15, 2002.

      If we fail to pay interest on these notes after a 30 day grace period expires (on April 30, 2002 in the case of the missed interest payments due April 1, 2002), events of default for failure to pay interest would occur under the relevant indentures and, contemporaneously, cross defaults would occur under other of our indentures at NTL Communications, NTL Delaware, NTL Incorporated and under the UK credit facilities and could occur under the Cablecom facility. This would give holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable unless we obtain waivers or forbearance agreements from sufficient percentages of our creditors. If that right to accelerate was exercised, we would not have sufficient cash resources to repay those debts, which could ultimately lead to bankruptcy proceedings relating to the entities so affected.

We have no current availability to borrow under our existing credit facilities.

      We have no current ability to borrow under our existing UK credit facilities, as we have borrowed the full amounts available, or to borrow under the Cablecom credit facility, as the lenders have imposed a drawstop, which means we currently cannot access the underdrawn amount.

If we make a voluntary bankruptcy filing in connection with the proposed plan of recapitalization, it is likely we will lose our net operating loss carryforwards for U.S. income tax purposes.

      We need to restructure our outstanding debt during 2002. A restructuring of our debt can be expected to give to rise to cancellation of indebtedness (“COD”), which if it occurs in the course of a proceeding pursuant to Chapter 11 of the U.S. Bankruptcy Code, would be non-taxable. If the COD is non-taxable, we will be required to reduce our net operating loss carryforwards and other attributes such as tax basis in assets by an amount equal to the non-recognized COD. As a result, it is likely that as a result of the successful completion of the proposed plan of recapitalization, we will have no U.S. net operating loss carryforwards.

Uncertainty over our financial condition may harm our business and our brand name.

      Media speculation regarding our financial condition and potential outcomes of the recapitalization process could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of alternative telecom carriers in general may effect our reputation. For example, one of our key strategies is to increase our penetration of higher value small to medium size enterprises (or SMEs) and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding our financial condition and the potential effect of that publicity on our brand name, we may find it difficult to convince SMEs to take up our services. Even if we successfully complete the recapitalization process, there is no assurance that it will not adversely impact our results of operations or have a long-term effect on our brand.

      In addition, this uncertainty may adversely affect our relationships with our suppliers. If suppliers become increasingly concerned about our financial condition they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect our working capital position. We may not be successful in obtaining alternative suppliers if the need arises and this would adversely affect our results of operations.

The recapitalization process has required significant time and resources of our directors and senior managers, which could adversely affect the operation of our business.

      Our senior managers and directors have needed to spend significant amounts of their time dealing with the negotiations with bondholders, bank lenders and other stakeholders in connection with the recapitalization process and it is likely that they will continue to devote significant amounts of their time to this process for the forseeable future. This has diverted their time and resources from managing the operations of our business. If our senior managers and directors continue to spend significant amounts of their time in connection with the recapitalization process, this may have a negative impact on our operations.

We have historically incurred losses and generated negative cash flows and we cannot assure you that we will be profitable in the future.

      Construction and operating expenditures and interest costs have resulted in negative cash flow. We also expect to incur substantial additional losses. We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability has and could in the future diminish our ability to sustain our operations, obtain additional required funds and make required payments on our indebtedness.

Our growth has been curtailed by funding constraints.

      We have significantly decreased the amount we are spending on capital expenditures due to our liquidity constraints. As a result, we will be unable to increase our subscriber numbers in the short term and our revenue may be adversely affected. The decrease in capital expenditure is the result of our need to divert increasing amounts of our financial resources to service our debt. The decrease in capital spending is in line with our current strategy of maximizing revenue from our existing customers rather than increasing our customer base. In our residential business in the UK, we expect subscriber numbers to potentially decrease in 2002. The revenue we expect to result from our capital expenditure is long-term in nature. The reduction in capital expenditures for connecting new subscribers to our network will likely lead to a decrease in the rate of revenue growth in the future. Difficulties in obtaining additional funding will likely hamper our ability to connect new subscribers to our network and increase our revenue.

One of our key strategies is to reduce customer churn. However there can be no assurance that we will successfully accomplish this or that our churn rate will not increase.

      We have experienced rapid growth and development in a relatively short period, either through acquisitions or connecting customers to our network. One of our biggest challenges as we have grown has been to limit our customer churn and the successful implementation of our business plan depends upon a reduction in the percentage of our customers that stop using our services. Factors contributing to increase of churn during 2001 included the continued integration of our ConsumerCo acquisition, the existence of multiple billing systems, the introduction of digital television and our decision to disconnect some of our poor paying customers.

      In order to reduce churn in the future, we aim to improve our customer service. This improvement will be difficult to obtain without an integrated billing system and a customer database across our entire network. We do not as yet have an integrated billing and operational platform.

      Another part of our strategy leading to reduction in churn is an increased take up of broadband services by our existing customers. If this increased level of take up does not materialize we may have difficulties in reducing churn levels, thereby adversely impacting our results of operations.

Failure to successfully market broadband to our existing residential client base will adversely impact our revenue and results of operations.

      A significant component of our strategy to increase our average revenue per unit is to successfully market broadband products to our existing residential client base. Broadband usage by residential customers is in its infancy. However, we believe that our triple play offering of telephony, broadband access to the Internet and digital television will prove attractive to our existing customer base and allow us to increase our average revenue per user. However, we face significant competition in these markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT and some of our competitors have substantially greater financial and technical resources than we do. If we are unable to charge prices for broadband services that are anticipated in our business plan in response to competition or if our competition delivers a better product to our customers, our average revenue per unit and our results of operations will be adversely affected.

We have granted substantial governance and economic rights in connection with the France Telecom investment and have entered into transactions with France Telecom that may impact us and a stockholder’s investment in us.

      We have granted rights to France Telecom, including the right to appoint directors, preemptive rights and the right to veto some significant corporate transactions. Exercise by France Telecom of some or all of such rights may impact us, including our ability to effect a consensual recapitalization, or the value of our stock held by persons other than France Telecom. France Telecom is a holder of our cumulative convertible preferred stock, Series A, which allows the holders other than commercial banks and their affiliates to exchange such stock for stock of an entity holding up to 50% of Cablecom.

The companies in which we hold minority investments in continental Europe may require additional financing to complete their network rollouts — their ability to obtain such financing will depend on their ability to access the capital markets and the value of our investment could be reduced or diluted.

      We have minority investments in broadband cable operations in Germany, France and Sweden. Each of those companies may require substantial amounts of additional capital to complete their network rollouts and upgrades and their ability to obtain that financing will depend, in part, on their ability to access the capital markets. The ability of those companies to access the capital markets will be subject not only to the performance of their business and prospects, but to conditions in the capital markets generally. If those companies cannot complete their planned expansions and upgrades for any reason, the value of our investments could be reduced. If those companies issue equity securities, it is likely that we will not be able to participate which could lead to substantial dilution of the value of these investments to us.

We are dependent upon a small number of key personnel.

      A small number of key executive officers manage our businesses. The loss of one or more of these executive officers could have a material adverse effect on us. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel. We have not entered into written employment contracts or non-compete agreements with, nor have we obtained life insurance policies covering those key executive officers.

Our principal businesses are subject to government regulation, including pricing regulation, and changes in current regulations may adversely affect us.

      Our principal business activities in the UK, the Republic of Ireland, France, Switzerland and Australia and the activities of the companies in which we have investments in Germany and Sweden are regulated and supervised by various governmental bodies. Changes in laws, regulations or governmental policy or the interpretations of those laws or regulations affecting our activities and those of our competitors, such as licensing requirements, changes in price regulation and deregulation of interconnection arrangements, could have a material adverse effect on us.

      We are also subject to regulatory initiatives of the European Commission. Changes in EU Directives may reduce our range of programming and increase the costs of purchasing television programming or require us to provide access to our cable network infrastructure to other service providers, which could have a material adverse effect on us.

The telecommunications industry is subject to rapid technological changes and we cannot predict the effect of any changes on our businesses.

      The telecommunications industry is subject to rapid and significant changes in technology and the effect of technological changes on our businesses cannot be predicted. Our core offerings may become outdated due to technological breakthroughs rendering our products out of date. In addition, our business plan contemplates the introduction of services using new technologies. Cablecom and the operations in which we have an interest in France, Germany and Sweden intend to introduce voice over Internet protocol, or VoIP, voice telephony services across their networks. Customer demand for this service is uncertain as customers may not readily switch from their current telephony service, especially if the quality of the service is not or is perceived not to be comparable to other telephony services. Similarly, our investments in other new services such as those related to the 3G mobile network may prove premature and we may not realize anticipated returns on these new products. The cost of implementation for emerging and future technologies could be significant, and our ability to fund such implementation may depend on our ability to obtain additional financing. We cannot be certain that we would be successful in obtaining any additional financing required.

We do not insure the underground portion of our cable network.

      We obtain insurance of the type and in the amounts that we believe are customary for similar companies. Consistent with this practice, we do not insure the underground portion of our cable network. Substantially all of our cable network is constructed underground. Any catastrophe that affects our underground cable network could result in substantial uninsured losses.

We are subject to currency risk because we obtain a substantial amount of financing in U.S. dollars and Euro but generally generate revenues and incur expenses in other currencies.

      We encounter currency exchange rate risks because we generate revenues and incur construction and operating expenses in other currencies, primarily in pounds sterling while we pay interest and principal obligations with respect to most of our existing indebtedness in U.S. dollars and Euro. We cannot assure you that the hedging transactions we have entered into or any other hedging transactions we might enter into will be successful or that shifts in the currency exchange rates will not have a material adverse effect on us. For example, to the extent that the pound sterling declines in value against the U.S. dollar and, to a lesser extent, the Euro, and we have not fully hedged against such declines, the effective cost of servicing our U.S. dollar and Euro debt will be higher and we will incur currency losses.

We currently do not have surplus available under Delaware law to pay dividends on or to redeem our capital stock.

      Under Delaware law, unless a corporation has available surplus it cannot pay dividends on or redeem its capital stock, including its preferred stock. As of and for the year ended December 31, 2001, we have written down the carrying value of some of our assets, particularly goodwill. This write down has left us without available surplus under Delaware law and means that we will be unable to pay dividends on or redeem any of our capital stock, including our preferred stock, until such time as we again have available surplus. If dividends remain unpaid for six quarters on certain series of our preferred stock, then the holders of each such series shall have the right to vote separately as a class on all matters voted on by NTL Incorporated shareholders and shall have the right, along with other holders of preferred stock with similar default voting rights, to elect two directors to our board. Similarly, if we fail to redeem the Noos preferred stock on May 18, 2002 as we expect, the holders of such Noos preferred stock will have the right, along with other holders of preferred stock with similar default voting rights, to elect two directors to our board and shall have the right to vote separately as a class, on all matters brought to NTL Incorporated shareholders.

      We have never paid cash dividends on our common stock. In addition, the payment of any dividends by us in the future will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and the general financial condition of our subsidiaries.

      Furthermore, the indentures governing NTL Communications Corp.’s non-convertible senior notes and the indentures governing the outstanding notes issued by Diamond and NTL Triangle impose limitations on the payment of dividends to us and consequently limit amounts available for us to pay dividends on our common stock. Further, the terms of our subsidiaries’ senior credit facilities and working capital facilities restrict, and the terms of other future indebtedness of our subsidiaries may generally restrict the ability of some of our subsidiaries to distribute earnings to NTL Incorporated or make other payments to NTL Incorporated. The terms of Cablecom’s credit facilities also restrict the ability of Cablecom to distribute earnings and make other payments to NTL Incorporated.

Some provisions of the agreements governing our indebtedness and the indebtedness of our subsidiaries and certain provisions of NTL Incorporated’s certificate of incorporation could delay or prevent transactions involving a change of control of NTL.

      Provisions of the agreements governing our outstanding indebtedness and the indebtedness of our subsidiaries, which either require such indebtedness to be repaid or give the holder the option to require repayment, could have the effect of delaying or preventing transactions involving a change of control of NTL and its subsidiaries, including transactions in which stockholders might otherwise receive a substantial premium for their shares over then current market prices, and may limit the ability of stockholders of NTL Incorporated to approve transactions that they may deem to be in their best interest.

      Our certificate of incorporation contains provisions which may have the effect, alone or in combination with each other or with the existence of authorized but unissued common stock and preferred stock, of preventing or making more difficult transactions involving a change of control of NTL.

      Our stockholder rights plan has a significant anti-takeover effect. As a result, no change of control of NTL Incorporated requiring stockholder approval is possible without the consent of the owners of that preferred stock.

NTL Incorporated, NTL Delaware, NTL Communications Corp., Diamond and NTL Triangle are holding companies that are dependent upon receipt of sufficient funds from their subsidiaries or parent companies to meet their obligations — their ability to access that cash flow may be limited in some circumstances.

      NTL Incorporated, NTL Delaware, NTL Communications Corp., Diamond Cable Communications and Diamond Holdings and NTL Triangle are holding companies with no independent operations or significant assets other than investments in and advances to their respective subsidiaries and affiliated joint ventures. Each of these companies depends upon the receipt of sufficient funds from their subsidiaries or their respective parent companies to meet their respective obligations. The terms of existing and future indebtedness of their respective subsidiaries and the laws of the jurisdictions under which those subsidiaries are organized generally limit the payment of dividends, loan repayments and other distributions to them, subject in some cases to exceptions that allow them to service indebtedness in the absence of specified defaults.

Our common stock has been suspended from the New York Stock Exchange due to the failure to meet the $1 average closing price requirement and the minimum market capitalization requirements; there may not be a liquid market for our common stock and our common stock could be a “penny stock” as that term is defined in the Exchange Act

      On March 28, 2002, our common stock was suspended from trading on the NYSE pending delisting due to the low trading price and low market capitalization relative to the NYSE requirements. The stock last traded on the NYSE on March 26, 2002 at a price of $0.20. Our common stock began trading on the over-the-counter bulletin board effective April 1, 2002 under the symbol “NTLD”. However, there can be no assurance that a liquid market will develop for our common stock on the OTC bulletin board.

      Furthermore, as a result of our suspension from the New York Stock Exchange, our common stock could be a “penny stock” as that term is defined in the Exchange Act. Brokers effecting transactions in a “penny stock” are subject to additional customer disclosure and record keeping obligations including disclosure of the risks associated with low price stocks, stock quote information and broker compensation. In addition, brokers effecting transactions in a “penny stock” are also subject to additional sales practice requirements under Rule 15g-9 of the Exchange Act including making inquiries into the suitability of “penny stock” investments for each customer or obtaining a prior written agreement for the specific “penny stock” purchase. Because of these additional obligations, some brokers will not effect transactions in “penny stocks”, which could have an adverse effect on the liquidity of the security and make buying or selling it more difficult.

Item 8.     Financial Statements and Supplementary Data.

      The consolidated financial statements of the Company are filed under this Item commencing on page F-1 of this Report.

      The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000.

	2001(1)

	Three Months Ended

	March 31	June 30	September 30	December 31

	(In millions, except per share data)
Revenues	$894.8	$899.2	$928.0	$977.2
Operating (loss)	(658.3)	(682.8)	(635.8)	(10,405.7)
Net (loss)	(1,042.9)	(1,029.2)	(1,031.5)	(11,137.7)
Basic and diluted net (loss) per common share	(4.04)	(4.00)	(4.05)	(40.61)

	2000(2)

	Three Months Ended

	March 31	June 30	September 30	December 31

	(In millions, except per share data)
Revenues	$490.9	$666.3	$830.7	$852.9
Operating (loss)	(191.1)	(330.4)	(525.8)	(871.6)
Net (loss)	(397.7)	(616.5)	(770.3)	(1,179.2)
Basic and diluted net (loss) per common share	(3.02)	(3.57)	(3.08)	(4.57)

(1)	In the fourth quarter of 2001, the Company recorded asset impairments totaling $9,511.3 million including goodwill of $8,840.5 million, license acquisition costs of $58.8 million, customer lists of $9.1 million, other intangibles of $14.9 million, investments in affiliates of $463.7 million and other assets of $124.3 million. In addition, in 2001 the Company recorded restructuring costs of $209.6 million, integration and consulting costs of $102.1 million and losses on the 1G transaction and the sale of the ConsumerCo off-net indirect access customers of $147.4 million.

(2)	In March 2000, the Company purchased Cablecom for an aggregate purchase price of $3,528.7 million, including intangibles of $2,355.3 million. In May 2000, the Company purchased ConsumerCo for an aggregate purchase price of $13,111.0 million, including intangibles of $8,879.0 million. The net assets and results of operations of Cablecom and ConsumerCo are included in the consolidated financial statements from their respective dates of acquisition.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not applicable.

PART III

Items 10, 11, 12, and 13.

      The information required by PART III (Items 10, 11, 12 and 13) is incorporated by reference from the Company’s definitive proxy statement involving the election of directors which the Company expects to file, pursuant to Regulation 14A, within 120 days following the end of its fiscal year.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	(1) Financial Statements — See list of Financial Statements on page F-1.

(2) Financial Statement Schedules — see list of Financial Statement Schedules on page F-1.

(3) Exhibits — See Exhibit Index on page 57.

      (b) During the fourth quarter of 2001, the Company filed the following Current Reports on Form 8-K:

(i) Report dated October 3, 2001 (filed October 4, 2001) reporting under Item 5, Other Events, that NTL Incorporated issued a press release announcing the successful completion of $250 million vendor financing and $294 million GE Capital facilities.

(ii) Report dated October 29, 2001 (filed October 29, 2001) reporting under Item 5, Other Events, that NTL Incorporated issued a press release inviting the general public to its 3rd Quarter 2001 financial results conference call.

(iii) Report dated November 7, 2001 (filed November 7, 2001) reporting under Item 5, Other Events, that NTL Incorporated announced financial results for three and nine months ended September 30, 2001.

(iv) Report dated November 26, 2001 (filed November 26, 2001) reporting under Item 5, Other Events, that NTL Incorporated issued a press release announcing the merger of its 1G operations in France with Noos, the leading French broadband communications company.

(v) Report dated December 10, 2001 (filed December 10, 2001) reporting under Item 5, Other Events, that NTL Incorporated issued a press release announcing a series of cost cutting initiatives.

(vi) Report dated December 18, 2001 (filed December 18, 2001) reporting under Item 5, Other Events, that NTL Incorporated issued a press release announcing the continuation of strategic discussions regarding its broadcast and Continental Europe operations.

      (c) Exhibits — The response to this portion of Item 14 is submitted as a separate section of this report.

      (d) Financial Statement Schedules — See list of Financial Statement Schedules on page F-1.

EXHIBIT INDEX

Exhibit
No.

2.1	Agreement and Plan of Merger, dated as of February 9, 2000, by and among NTL Incorporated, NTL Communications Corp. and Holdings Merger Sub Inc. (Incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-3/A, filed by NTL (Delaware), Inc. and NTL Incorporated on July 14, 2000, File No. 333-36434)
2.2	Agreement and Plan of Merger, dated as of March 26, 1999, by and among the Company, NTL Communications and NTL Merger Inc.(Incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Registration Statement on Form S-3/A, filed by NTL Incorporated and NTL Communications Corp. on June 3, 1999, File No. 333-72335)
2.3	Agreement and Plan of Amalgamation, dated as of February 4, 1998, as amended, by and among the Company, NTL (Bermuda) Limited, and Comcast UK Cable Partners Limited (Incorporated by reference to the Registration Statement on Form S-4, filed by NTL Incorporated on September 30, 1998, File No. 333-64727)
2.4	Amendment No. 1 to Agreement and Plan of Amalgamation, dated as of May 28, 1998, by and among the Company, NTL (Bermuda) Limited and Comcast UK Cable Partners Limited (Incorporated by reference to Annex B to the Registration Statement on Form S-4, filed by NTL Incorporated on September 30, 1998, File No. 333-64727)
2.5	Share Exchange Agreement, dated as of June 16, 1998, as amended, by and among the Company and the shareholders of Diamond Cable Communications plc (Incorporated by reference to Annex A to the Proxy Statement, filed by NTL Incorporated on January 29, 1999, File No. 000-22616)
2.6	Amendment No. 1 to Share Exchange Agreement, dated as of December 21, 1998, by and among the Company and the shareholders of Diamond Cable Communications plc (Incorporated by reference to Exhibit 99.1 to Form 8-K, filed by NTL Incorporated on December 23, 1998, File No. 000-22616)
2.7	Transaction Agreement, dated as of July 26, 1999, by and among, Bell Atlantic Corporation, Cable and Wireless PLC, Cable, Wireless Communications PLC and NTL Incorporated (Incorporated by reference to Annex J to the Proxy Statement, filed by NTL Incorporated on February 11, 2000, File No. 000-25691)
2.8	Investment Agreement, dated as of July 26, 1999, by and between, NTL Incorporated and France Telecom S.A. (Incorporated by reference to Annex A the Proxy Statement, filed by NTL Incorporated on February 11, 2000, File No. 000-25691)
2.8(a)	Amendment No. 1 to the Investment Agreement, dated as of August 6, 1999 by and among NTL Incorporated and France Telecom S.A.(Incorporated by reference Annex B to the Proxy Statement, filed by NTL Incorporated on February 11, 2000, File No. 000-25691)
2.8(b)	Amendment No. 2 to the Investment Agreement, dated as of October 8, 1999 by and among NTL Incorporated and France Telecom S.A.(Incorporated by reference to Annex C to the Proxy Statement, filed by NTL Incorporated on February 11, 2000, File No. 000-25691)
2.9	Purchase Agreement, dated as of February 17, 2000, by and between France Telecom, S.A. and NTL Incorporated (Incorporated by reference to Exhibit 99.3 to the Form 8-K, filed by NTL Incorporated on February 22, 2000, File No. 000-25691)
2.10	Transaction Agreement dated as of December 12, 1999 by and among Cablecom Holding AG and NTL Incorporated and certain other parties thereto (Incorporated by reference to Exhibit 2.9 to the 1999 Annual Report on Form 10-K, filed by NTL Incorporated on March 17, 2000, File No. 000-25691)
3.1	Restated Certificate of Incorporation of NTL Incorporated (Incorporated by reference to Exhibit 3.1 to the 2000 Form 10-K, filed by NTL Incorporated on March 30, 2001, File No. 000-30673)

Exhibit
No.

3.1(a)	Certificate of Designation, filed on May 17, 2001, in respect of NTL Incorporated’s 6.5% Fixed Coupon Redeemable Preferred Stock, Series A (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, NTL Incorporated on August 14, 2001, File No. 001-16183)
3.1(b)	Certificate of Designation, filed on May 17, 2001, in respect of NTL Incorporated’s Variable Coupon Redeemable Preferred Stock, Series A (Incorporated by reference to Exhibit 3.1 the Quarterly Report Form 10-Q, NTL Incorporated on August 14, 2001, File No. 001-16183)
3.1(c)	Certificate of Designation, filed on September 12, 2001, in respect of NTL Incorporated’s Cumulative Convertible Preferred Stock, Series A (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed by NTL Incorporated on November 14, 2001, File No. 001-16183)
3.1(d)	Certificate of Correction, filed on September 28, 2001, in respect of NTL Incorporated’s Cumulative Convertible Preferred Stock, Series A (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed by NTL Incorporated on November 14, 2001, File No. 001-16183)
3.1(e)	Certificate of Elimination, filed November 20, 2001, in respect of NTL Incorporated’s 9.9% Mandatorily Redeemable Preferred Stock, Series B*
3.1(f)	Certificate of Elimination, filed on November 20, 2001, in respect of NTL Incorporated’s 5% Cumulative Preferred Stock, Series A*
3.1(g)	Certificate of Designation, filed on January 2, 2001, in respect of NTL Incorporated’s 5% Cumulative Participating Convertible Preferred Stock, Series H*
3.1(h)	Certificate of Designation, filed on January 2, 2001, in respect of NTL Incorporated’s 5% Cumulative Participating Convertible Preferred Stock, Series B-3*
3.1(i)	Certificate of Designation, filed on April 2, 2001, in respect of NTL Incorporated’s 5% Cumulative Participating Convertible Preferred Stock, Series I*
3.1(j)	Certificate of Designation, filed on April 2, 2001, in respect of NTL Incorporated’s 5% Cumulative Participating Convertible Preferred Stock, Series B-4*
3.1(k)	Certificate of Correction, filed on June 18, 2001, in respect of NTL Incorporated’s Variable Coupon Redeemable Preferred Stock, Series A*
3.1(l)	Certificate of Designation, filed on July 2, 2001, in respect of NTL Incorporated’s 5% Cumulative Participating Convertible Preferred Stock, Series J*
3.1(m)	Certificate of Designation, filed on July 2, 2001, in respect of NTL Incorporated’s 5% Cumulative Participating Convertible Preferred Stock, Series B-5*
3.1(n)	Certificate of Designation, filed on October 1, 2001, in respect of NTL Incorporated’s 5% Cumulative Participating Convertible Preferred Stock, Series K*
3.1(o)	Certificate of Designation, filed on October 1, 2001, in respect of NTL Incorporated’s 5% Cumulative Participating Convertible Preferred Stock, Series B-6*
3.2	By-Laws of NTL Incorporated (Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Registration Statement on Form S-3/ A, filed by NTL Communications Corp. on June 3, 1999, File No. 333-72335)
4.1	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-1/A, filed by International Cabletel Inc. on September 9, 1993, File No. 33-63692)
4.2	Form of Indenture, dated as of September 28, 1994, by and between Diamond Cable Communications plc, and The Bank of New York as Trustee, with respect to the 13 1/4% Senior Discount Notes due September 30, 2004 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, filed by Diamond Cable Communications plc on September 6, 1994, File No. 33-83740)

Exhibit
No.

4.3	First Supplemental Indenture, dated as of May 31, 1996, by and between Diamond Cable Communications plc and The Bank of New York as Trustee (Incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-1, filed by Diamond Cable Communications plc on September 12, 1996, File No. 33-83740)
4.4	Indenture, dated as of April 20, 1995, by and between NTL Communications Corp. and Chemical Bank as Trustee, with respect to the 12 3/4% Senior Notes (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by International CableTel Incorporated on May 26, 1995, File No. 33-92794)
4.5	First Supplemental Indenture, dated as of January 22, 1996, by and between NTL Communications Corp. and Chemical Bank, as Trustee, with respect to the 12 3/4% Senior Notes (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4, filed by International CabelTel Incorporated on February 5, 1996, File No. 333-1010)
4.6	Indenture, dated as of November 11, 1995, by and between Comcast UK Cable Partners Limited and Bank of Montreal Trust Company as Trustee with respect to the 11.20% Senior Discount Debentures due 2007 (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1/A filed by Comcast UK Cable Partners Limited on November 5, 1995, File No. 33-96932)
4.7	First Supplemental Indenture, dated October 29, 1998, by and between NTL (Bermuda) Limited (now NTL Triangle) LLC) and Bank of Montreal Trust Company as Trustee, with respect to the 11.20% Senior Discount Debentures due 2007 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed by NTL (Triangle) LLC on November 4, 1998, File No. 000-24792)
4.8	Indenture, dated as of December 15, 1995, by and between Diamond Cable Communications plc, and The Bank of New York as Trustee, with respect to the 11 3/4% Senior Discount Notes due December 15, 2005 (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1/A, filed by Diamond Cable Communications plc on December 6, 1995, File No. 33-98374)
4.9	Indenture, dated as of January 30, 1996, by and between NTL Communications and Chemical Bank as Trustee, with respect to the 11 1/2% Senior Notes due 2006 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by International CabelTel Incorporated on February 5, 1996, File No. 333-1010)
4.10	Indenture, date as of February 12, 1997, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 10% Senior Notes (Incorporated by reference to Exhibit 4.9 to the 1996 Annual Report on Form 10-K, filed by NTL Incorporated on March 28, 1997, File No. 000-22616)
4.11	Indenture, dated as of February 27, 1997, by and between Diamond Cable Communications plc and The Bank of New York as Trustee, with respect to the 10 3/4% Senior Discount Notes due February 15, 2007 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by Diamond Cable Communications plc on April 15, 1997, File No. 333-25193)
4.12	Indenture, dated as of February 6, 1998, by and among Diamond Holdings plc, Diamond Cable Communications plc, and The Bank of New York as Trustee, with respect to the 10% Senior Notes due February 1, 2008 and 9 1/8% Senior Notes due February 1, 2008 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by Diamond Cable Communications plc on March 20, 1998, File No. 333-48413)
4.13	Indenture, dated as of March 13, 1998, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 9 1/2% Senior Notes (Incorporated by reference to Exhibit 4.10 to the 1997 Annual Report on Form 10-K filed by NTL Communications (File No. 0-22616) on March 30, 1998)

Exhibit
No.

4.14	Indenture, date as of March 13, 1998, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 9 3/4% Senior Deferred Coupon Notes (Incorporated by reference to Exhibit 4.11 to the 1997 Annual Report on Form 10-K, filed by NTL Incorporated on March 30, 1998, File No. 000-22616)
4.15	Indenture, date as of March 13, 1998, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 10 3/4% Senior Deferred Coupon Notes (Incorporated by reference to Exhibit 4.12 to the 1997 Annual Report on Form 10-K, filed by NTL Incorporated on March 30, 1998, File No. 000-22616)
4.16	Indenture, date as of November 2, 1998, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 11 1/2% Senior Notes due 2008 (Incorporated by reference to Exhibit 4.13 to the 1998 Annual Report on Form 10-K, filed by NTL Incorporated on March 30, 1999, File No. 000-22616)
4.17	Indenture, date as of November 6, 1998, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 12 3/8% Senior Deferred Coupon Notes due 2008 (Incorporated by reference to Exhibit 4.15 to the 1998 Annual Report on Form 10-K, filed by NTL Incorporated on March 30, 1999, File No. 000-22616)
4.18	Indenture, date as of December 16, 1998, by and between NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 7% Convertible Subordinated Notes due 2008 (Incorporated by reference to Exhibit 4.17 to the 1998 Annual Report on Form 10-K, filed by NTL Incorporated on March 30, 1999, File No. 000-22616)
4.19	First Supplemental Indenture, date as of March 31, 1999, by and among NTL Incorporated, NTL Communications Corp. and The Chase Manhattan Bank, as Trustee, with respect to the 7% Convertible Subordinated Notes due 2008 (Incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Registration Statement on Form S-3/A, filed by NTL Incorporated and NTL Communications Corp. on June 3, 1999, File No. 333-72335)
4.20	Second Supplemental Indenture, dated as of March 16, 2000, by and among NTL Incorporated, NTL Communications Corp. (formerly NTL Incorporated) and The Chase Manhattan Bank as Trustee, with respect to the 7% Convertible Subordinated Notes due 2008 (Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-3/ A , filed by NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. on August 30, 2000, File No. 333-42792)
4.21	Third Supplemental Indenture, dated as of May 17, 2000, by and among NTL Incorporated, NTL Communications Corp. (formerly NTL Incorporated) and The Chase Manhattan Bank as Trustee, with respect to the 7% Convertible Subordinated Notes due 2008 (Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Registration Statement on Form S-3/ A, filed by NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. on August 30, 2000, File No. 333-42792)
4.22	Indenture, dated as of April 14, 1999, by and between NTL Communications Corp. and The Chase Manhattan Bank as Trustee, with respect to the 9 3/4% Senior Deferred Coupon Notes due 2009 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by NTL Communications Corp. on May 13, 1999, File No. 333-78405)
4.23	Indenture, dated as of November 24, 1999, by and between NTL Communications Corp. and The Chase Manhattan Bank as Trustee, with respect to the 9 1/4% Senior Notes due 2006 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by NTL Communications Corp. on January 24, 2000, File No. 333-95267)
4.24	Indenture, dated as of November 24, 1999, by and between NTL Communication Corp. and The Chase Manhattan Bank as Trustee, with respect to the 9 7/8% Senior Notes Due 2009 (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4, filed by NTL Communication Corp. on January 24, 2000, File No. 333-95267)

Exhibit
No.

4.25	Indenture, dated as of November 24, 1999, by and between NTL Communications Corp. and The Chase Manhattan Bank as Trustee, with respect to the 11 1/2% Senior Deferred Coupon Notes due 2009 (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed by NTL Communications Corp. on January 24, 2000, File No. 333-95267)
4.26	Indenture, dated as of December 22, 1999, by and between NTL Incorporated and The Chase Manhattan Bank as Trustee, with respect to the 5 3/4% Convertible Subordinated Notes Due 2009 (Incorporated by reference to Exhibit 4.28 to the 1999 Annual Report on Form 10-K, filed by NTL Incorporated on March 17, 2000, File No. 000-25691)
4.27	First Supplemental Indenture, dated as of May 17, 2000, by and between NTL Incorporated and The Chase Manhattan Bank as Trustee, with respect to the 5 3/4% Convertible Subordinated Notes due 2009 (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-3/A, filed by NTL (Delaware), Inc. and NTL Incorporated on July 14, 2000, File No. 333-36434)
4.28	Indenture, dated as of October 2, 2000, by and between NTL Communications Corp. and The Chase Manhattan Bank as Trustee, with respect to the 11 7/8% Senior Notes due 2010 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by NTL Communications Corp. on October 26, 2000, File No. 333-48648)
4.29	Indenture, dated as of January 24, 2001, by and between NTL Communications Corp. and The Chase Manhattan Bank as Trustee, with respect to the 12 3/8% Senior Notes due 2008 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by NTL Communications Corp. on February 9, 2001, File No. 333-55288)
4.30	Indenture, dated as of May 15, 2001, by and between NTL Communications Corp., NTL Incorporated and The Chase Manhattan Bank, as Trustee, with respect to the 6 3/4% Convertible Senior Notes due 2008 (Incorporated by reference to Exhibit 4.7 to Amendment No. 1 to the Registration Statement on Form S-4/A, filed by NTL Communications Corp. on June 8, 2001, File No. 333-55288)
4.31	Indenture, dated as of June 22, 2001 by and between NTL Incorporated, NTL (Delaware), Inc. and The Chase Manhattan Bank, as Trustee, with respect to the 5 3/4% convertible subordinated notes due 2011**
4.32	First Supplemental Indenture, dated as of July 27, 2001 by and among NTL Incorporated, NTL (Delaware), Inc. and The Chase Manhattan Bank, as Trustee, with respect to the 5 3/4% convertible subordinated notes due 2011**
4.33	Registration Rights Agreement, dated as of February 2, 2000, by and between NTL Incorporated and Bell Atlantic Corporation (Incorporated by reference to Annex H to the Proxy Statement, filed by NTL Incorporated on February 11, 2000, File No. 000-25691)
4.33(a)	Amendment No. 1 to the Registration Rights Agreement, dated as of November 30, 2000 by and between NTL Incorporated and Verizon Communications Inc. (formerly known as Bell Atlantic Corporation) (Incorporated by reference to Exhibit 4.30A to the Registration Statement on Form S-3, filed by NTL Incorporated and NTL Communications Corp. on July 24, 2001, File No. 333-65742)
4.33(b)	Amendment No. 2 to the Registration Rights Agreement, dated as of March 31, 2001 by and between NTL Incorporated and Verizon Communications Inc. (formerly known as Bell Atlantic Corporation) (Incorporated by reference to Exhibit 4.30B to the Registration Statement on Form S-3, filed by NTL Incorporated and NTL Communications Corp. on July 24, 2001, File No. 333-65742)
4.33(c)	Amendment No. 3 to the Registration Rights Agreement, dated as of June 30, 2001 by and between NTL Incorporated and Verizon Communications Inc. (formerly known as Bell Atlantic Corporation) (Incorporated by reference to Exhibit 4.30C to the Registration Statement on Form S-3, filed by NTL Incorporated and NTL Communications Corp. on July 24, 2001, File No. 333-65742)

Exhibit
No.

4.34	Registration Rights Agreement, dated as of February 2, 2000, by and between NTL Incorporated and Cable & Wireless plc (Incorporated by reference to Annex G to the Proxy Statement, filed by NTL Incorporated on February 11, 2000, File No. 000-25691)
4.35	Registration Rights Agreement, dated as of May 30, 2000, by and between NTL Incorporated and France Telecom, with respect to the 5% Cumulative Participating Convertible Preferred Stock Series A (Incorporated by reference to Exhibit 4.33 to the 2000 Annual Report on Form 10-K, filed by NTL Incorporated on March 30, 2001, File No. 001-16183)
4.36	Registration Rights Agreement dated as of May 15, 2001 by and among NTL Communications Corp., NTL Incorporated, Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation and Salomon Smith Barney Inc. with respect to the 6 3/4% Convertible Senior Notes due 2008 (Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to the Registration Statement on Form S-4/A, filed by NTL Communications Corp. on June 8, 2001, File No. 333-55288)
4.37	Registration Rights Agreement dated as of June 22, 2001 by and among NTL Incorporated, NTL (Delaware), Inc. and SFG VI Inc. with respect to shares of common stock issuable upon conversion of the 5 3/4 % Convertible Notes due 2011 (Incorporated by reference to Exhibit 4.40 to the Registration Statement on Form S-3, filed by NTL Incorporated on July 24, 2001, File No. 333-65744)
4.38	Form of Preferred Stock (Incorporated by reference to Exhibit 4.13 to the 1996 Annual Report on Form 10-K, filed by NTL Incorporated on March 28, 1997, File No. 000-22616)
4.39	Rights Agreement, dated as of September, 1993, by and between NTL Incorporated and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement of Form S-1, filed by International CableTel, Inc. on August 11, 1993, File No. 33-63570)
4.39(a)	Amendment No. 1 to the Rights Agreement, dated as of March 31, 1999, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8, filed by NTL Incorporated on April 20, 1999, File No. 333-76601)
4.39(b)	Amendment No. 2 to the Rights Agreement, dated as of October 23, 1999, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.48B to the 1999 Annual Report on Form 10-K, Incorporated, filed by NTL Incorporated on March 17, 2000, File No. 000-25691)
4.39(c)	Amendment No. 3 to the Rights Agreement, dated as of March 28, 2000, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.34.C to the 2000 Annual Report on Form 10-K, filed by NTL Incorporated on March 30, 2001, File No. 001-16183)
4.39(d)	Amendment No. 4 to the Rights Agreement, dated as of May 17, 2000, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.34.D to the 2000 Annual Report on Form 10-K filed by NTL Incorporated on March 30, 2001, File No. 001-16183)
4.39(e)	Amendment No. 5 to the Rights Agreement, dated as of May 25, 2000, by and between Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.34.E to the 2000 Annual Report on Form 10-K, filed by NTL Incorporated on March 30, 2001, File No. 001-16183)
4.39(f)	Amendment to Amendment No. 3 to the Rights Agreement, dated as of September 12, 2001, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference Exhibit 4.1 to the Quarterly Report on Form 10-Q, filed by NTL Incorporated on November 14, 2001, File No. 000-30673)
4.40	Exchange Agreement, dated as of September 12, 2001, by and among the Company and France Telecom S.A. and the other parties thereto (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q, filed by NTL Incorporated on November 14, 2001, File No. 001-16183)

Exhibit
No.

4.41	Deposit Agreement, dated as of June 22, 2001, by and among NTL Incorporation, NTL (Delaware), Inc. and United States Trust Company of New York, as depositary (Incorporated by reference to Exhibit 4.29 to Amendment 1 to the Registration Statement on Form S-3/ A, filed by NTL Incorporated on August 16, 2001, File No. 333-65744)
10.1	Compensation Plan and Agreements, as amended and restated effective June 3, 1997 (Incorporated by reference to Exhibit 10.1 to the 1997 Annual Report on Form 10-K, filed by NTL Communications on March 30, 1998, File No. 0-22616)
10.2	Rules of the NTL Sharesave Plan, adopted by NTL Incorporated on October 28, 1997 (Incorporated by reference to Exhibit 10.2 to the 1998 Annual Report on Form 10-K, filed by NTL Communications, on March 30, 1999, File No. 0-22616)
10.3	Form of Director and Officer Indemnity Agreement (together with a schedule of executed Indemnity Agreements) (Incorporated by reference to Exhibit 10.3 to the 1999 Annual Report on Form 10-K, filed by NTL Incorporated on March 17, 2000, File No. 000-25691)
10.4	1998 Non-Qualified Stock Option Plan, as Amended and Restated October 1998 (Incorporated by reference to Exhibit 10.4 to the 1998 Annual Report on Form 10-K, filed by NTL Communications on March 30, 1999, File No. 0-22616)
10.5	Credit Agreement relating to the acquisition of Cable & Wireless Communications (Holdings) PLC, dated as of May 30, 2000, by and among NTL Communications Limited, NTL Business Limited, NTL Communications Corp., Chase Manhattan PLC and Morgan Stanley Dean Witter Limited, Chase Manhattan International Limited (Incorporated by reference to Exhibit 10.8 to the 2000 Annual Report on Form 10-K, filed by NTL Incorporated on March 30, 2001, File No. 001-16183)
10.6	Restatement Amendment Agreement dated as of September 26, 2001 by and among NTL Communications Limited, NTL Investment Holdings Limited, NTL Communications Corp., J.P. Morgan plc and Morgan Stanley Dean Witter Bank Limited, Chase Manhattan International Limited and others, agreeing to amend the Credit Agreement, dated as of May 30, 2000, between NTL Communications Corp., NTL (UK) Group, Inc., NTL Communications Limited, Morgan Stanley Dean Witter Bank Limited and Chase Manhattan PLC*
10.6(a)	Amended and Restated Credit Agreement dated as of September 26, 2001, restating the Credit Agreement dated as of 30 May 2000, as amended or waived pursuant to a letter dated as of 6 June 2000, amendment agreements dated as of 8 June 2000, 30 June 2000 and 4 September 2000, a novation agreement dated as of 21 February 2001 and letters of consent dated as of 22 December 2000 and 29 January 2001 by and among NTL Communications Limited, NTL Investment Holdings Limited, NTL Communications Corp., J.P. Morgan plc and Morgan Stanley Dean Witter Bank Limited, Chase Manhattan International Limited and others*
10.7	Credit Agreement dated 28 March 2000, by and among NTL Incorporated, NTL Cablecom Holding GmbH, Cablecom (Ostschweiz) AG and Chase Manhattan plc and Morgan Stanley Senior Funding, Inc., as Arrangers and Joint Book Managers, Chase Manhattan International Limited as Agent and Others Term, comprising a Loan Facility and a Revolving Credit Facility (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-3, filed by NTL Incorporated and NTL Communications Corp. on July 24, 2001, File No. 333-65742)
10.8	Investment Agreement, dated July 26, 1999, as amended, by and between the Company and France telecom S.A (Incorporated by reference to Annex A to the proxy statement filed by NTL Incorporated on February 11, 2000, File No. 000-25691)
10.8(a)	Amendment, dated as of September 12, 2001, to the Investment Agreement, dated July 26, 1999, as amended, by and between the Company and France Telecom S.A. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed by NTL Incorporated on November 14, 2001, File No. 001-16183)
10.9	Framework Agreement For The Provision Of IT Outsourcing Services, dated as of May 23, 2001, by and between NTL Group Limited and IBM United Kingdom Limited*

Exhibit
No.

10.10	Amendment, dated as of April 5, 2001 to the Framework Agreement For The Provision of IT Outsourcing Services, dated as of May 23, 2001, by and between NTL Group Limited and IBM United Kingdom Limited*
10.11	Consent Letter, dated as of March 8, 2002, in respect of the Senior Credit Facility by and among NTL Communications Limited, NTL Investment Holdings Limited, NTL Communications Corp. and J.P. Morgan Europe Limited, on behalf of the lenders thereto*
10.12	Consent Letter, dated as of March 8, 2002, in respect of the Working Capital Facility by and among NTL Communications Corp., NTL Communications Limited, NTL (UK) Group Inc. and J.P. Morgan Europe Limited, on behalf of the lenders thereto*
10.13	Consent Letter, dated as of March 8, 2002, in respect of the Cablecom Credit Facility by and among NTL (Delaware), Inc., NTL Cablecom GmbH and subsidiaries and J.P. Morgan Europe Limited, on behalf of the lenders thereto*
10.14	Consent Letter, dated as of March 28, 2002, in respect of the Senior Credit Facility by and among NTL Communications Limited, NTL Investment Holdings, NTL Communications Corporation and J.P. Morgan Europe Limited, on behalf of the lenders thereto*
10.15	Consent Letter, dated March 28, 2002, in respect of the Working Capital Facility by and among NTL Communications Corp., NTL Communications Limited, NTL (UK) Group Inc.*
10.16	Consent Letter, dated March 28, 2002, in respect of the Cablecom Credit Facility by and among NTL (Delaware), Inc., Cablecom GmbH and subsidiaries and J.P. Morgan Europe Limited, on behalf of the lenders thereto*
10.17	Share Sale Agreement, dated February 22, 2002, in respect of the sale of shares NTL Belgium Sprl Limited, by and among National Transcommunications Spain S.L., NTL Australia SPV, Inc., Macquarie Communications Infrastructure Holdings Pty Limited and NTL Incorporated*
11	Statement Regarding Per Share Earnings of NTL Incorporated*
21	Subsidiaries of the Registrant*
23	Consent of Ernst & Young LLP*

*	Filed herewith

**	We agree to furnish a copy of such agreement to the Commission upon request.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 16, 2002

NTL INCORPORATED

By:	/s/ BARCLAY KNAPP

Barclay Knapp
President and Chief Executive Officer
(Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ BARCLAY KNAPP Barclay Knapp	President and Chief Executive Officer (Principal Executive Officer)	April 16, 2002

/s/ GEORGE S. BLUMENTHAL George S. Blumenthal	Chairman of the Board and Treasurer	April 16, 2002

/s/ JOHN F. GREGG John F. Gregg	Chief Financial Officer (Chief Financial Officer)	April 16, 2002

/s/ GREGG N. GORELICK Gregg N. Gorelick	Vice President-Controller (Principal Accounting Officer)	April 16, 2002

/s/ SIDNEY R. KNAFEL Sidney R. Knafel	Director	April 16, 2002

/s/ TED H. MCCOURTNEY Ted H. McCourtney	Director	April 16, 2002

/s/ ALAN J. PATRICOF Alan J. Patricof	Director	April 16, 2002

/s/ WARREN POTASH Warren Potash	Director	April 16, 2002

/s/ MICHAEL S. WILLNER Michael S. Willner	Director	April 16, 2002

/s/ ROBERT T. GOAD Robert T. Goad	Director	April 16, 2002

/s/ JEAN-LOUIS VINCIGUERRA Jean-Louis Vinciguerra	Director	April 16, 2002

/s/ ERIC BOUVIER Eric Bouvier	Director	April 16, 2002

/s/ BERNARD IZERABLE Bernard Izerable	Director	April 16, 2002

Form 10-K—Item 14(a)(1) and (2)

NTL Incorporated and Subsidiaries

Index to Consolidated Financial Statements

and Financial Statement Schedule

      The following consolidated financial statements of NTL Incorporated and Subsidiaries are included in Item 8:

Report of Independent Auditors	F-2
Consolidated Balance Sheets — December 31, 2001 and 2000	F-3
Consolidated Statements of Operations —
Years ended December 31, 2001, 2000 and 1999	F-4
Consolidated Statement of Shareholders’ Equity (Deficiency)
Years ended December 31, 2001, 2000 and 1999	F-5
Consolidated Statements of Cash Flows —
Years ended December 31, 2001, 2000 and 1999	F-7
Notes to Consolidated Financial Statements	F-9

      The following consolidated financial statement schedules of NTL Incorporated and Subsidiaries are included in Item 14(d):

Schedule I — Condensed Financial Information of Registrant	F-45
Schedule II — Valuation and Qualifying Accounts	F-50

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

Report of Independent Auditors

The Board of Directors and Shareholders

NTL Incorporated

      We have audited the consolidated balance sheets of NTL Incorporated and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ (deficiency) equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTL Incorporated and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      The accompanying financial statements have been prepared assuming that NTL Incorporated will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and negative operating cash flows, has a working capital deficiency and a deficiency in shareholders’ equity. The Company’s substantial leverage, its current debt and equity trading levels and its non-compliance with certain debt covenants in 2002 have eliminated access to the Company’s historic sources of capital. The Company has initiated a recapitalization process, the success of which is dependent upon adequate liquidity to complete the process as well as agreement of the Company’s creditors and preferred stockholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

New York, New York

April 16, 2002

NTL Incorporated and Subsidiaries

Consolidated Balance Sheets

	December 31,

	2001	2000

	(in millions)
Assets
Current assets:
Cash and cash equivalents	$504.6	$579.4
Marketable securities	—	60.0
Accounts receivable — trade, less allowance for doubtful accounts of $133.8 (2001) and $141.4 (2000)	683.3	729.1
Other	365.2	422.9

Total current assets	1,553.1	1,791.4
Fixed assets, net	12,573.3	12,693.0
Intangible assets, net	1,985.6	13,061.0
Investments in and loans to affiliates, net	272.4	333.1
Other assets, net of accumulated amortization of $150.3 (2001) and $92.3 (2000)	449.8	505.2

Total assets	$16,834.2	$28,383.7

Liabilities and shareholders’ (deficiency) equity
Current liabilities:
Accounts payable	$430.0	$506.3
Accrued expenses and other	1,013.1	1,280.6
Accrued construction costs	144.8	196.9
Interest payable	303.9	151.3
Deferred revenue	505.8	492.8
Current portion of long-term debt	17,666.1	12.6

Total current liabilities	20,063.7	2,640.5
Long-term debt	102.3	15,044.1
Other	176.0	43.1
Commitments and contingent liabilities
Deferred income taxes	260.9	205.4
Redeemable preferred stock — $.01 par value, plus accreted dividends; liquidation preference $2,834.5; less unamortized discount of $53.4 (2001) and $2.5 (2000); issued and outstanding 2.1 (2001) and 2.0 (2000) shares	2,773.7	2,083.2
Shareholders’ (deficiency) equity:
Series preferred stock — $.01 par value; authorized 10.0 shares; liquidation preference $3,000.0; issued and outstanding 3.0 (2001) and 2.9 (2000) shares	—	—
Common stock — $.01 par value; authorized 800.0 shares; issued and outstanding 276.6 (2001) and 272.1 (2000) shares	2.8	2.7
Additional paid-in capital	13,720.0	13,764.7
Accumulated other comprehensive (loss)	(1,072.8)	(448.9)
(Deficit)	(19,192.4)	(4,951.1)

	(6,542.4)	8,367.4

Total liabilities and shareholders’ (deficiency) equity	$16,834.2	$28,383.7

See accompanying notes.

NTL Incorporated and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,

	2001	2000	1999

	(in millions, except per share data)
Revenues
Consumer telecommunications and television	$2,514.6	$1,819.8	$834.3
Business telecommunications	840.6	702.2	452.5
Broadcast transmission and other	344.0	318.8	297.3

	3,699.2	2,840.8	1,584.1
Costs and expenses
Operating expenses	1,809.3	1,387.6	798.6
Selling, general and administrative expenses	1,181.6	1,109.1	574.6
Asset impairments	9,511.3	—	—
Franchise fees	—	—	16.5
Non-cash compensation	30.6	—	—
Other charges	311.7	92.7	16.2
Corporate expenses	66.8	47.5	29.4
Depreciation and amortization	3,170.5	2,122.8	791.3

	16,081.8	4,759.7	2,226.6

Operating (loss)	(12,382.6)	(1,918.9)	(642.5)

Other income (expense)
Interest income and other, net	51.1	72.5	67.8
Interest expense	(1,440.9)	(1,036.8)	(680.7)
Share of (losses) from equity investments	(244.6)	(70.9)	(18.4)
Other (losses) gains	(147.4)	—	493.1
Foreign currency transaction (losses) gains	(13.7)	(120.6)	12.7

(Loss) before income taxes and extraordinary item	(14,178.1)	(3,074.7)	(768.0)
Income tax (expense) benefit	(63.2)	111.0	35.3

(Loss) before extraordinary item	(14,241.3)	(2,963.7)	(732.7)
Loss from early extinguishment of debt	—	—	(3.0)

Net (loss)	(14,241.3)	(2,963.7)	(735.7)
Preferred stock dividends	(325.7)	(194.0)	(73.7)

Net (loss) available to common shareholders	$(14,567.0)	$(3,157.7)	$(809.4)

Basic and diluted net (loss) per common share:
(Loss) before extraordinary item	$(52.78)	$(14.54)	$(6.75)
Extraordinary item	—	—	(0.03)

Net (loss) per common share	$(52.78)	$(14.54)	$(6.78)

Weighted average shares	276.0	217.1	119.4

See accompanying notes.

NTL Incorporated and Subsidiaries

Consolidated Statement of Shareholders’ Equity (Deficiency)

	Series Preferred
	Stock $.01 Par		Common Stock
	Value		$.01 Par Value

	Shares	Par	Shares	Par

	(in millions)
Balance, December 31, 1998	0.2	$—	60.2	$0.6
Exercise of stock options			1.8	—
Exercise of warrants			0.1	—
Common stock issued for cash			2.7	—
Preferred stock issued for cash	1.2	—
Warrants issued for cash
Accreted dividends on preferred stock
Accretion of discount on preferred stock
Redemption of series preferred stock	(0.1)	—
Conversion of 7% Convertible Notes			7.3	0.1
Common stock issued for an acquisition			12.7	0.1
Stock options issued in connection with an acquisition
Issuance of warrants
Stock splits			47.6	0.5
Comprehensive loss:
Net loss for the year ended December 31, 1999
Currency translation adjustment
Total

Balance, December 31, 1999	1.3	—	132.4	1.3
Exercise of stock options			2.3	—
Rescission of stock option exercises			(0.2)
Exercise of warrants			1.3	—
Common stock issued for cash			42.2	0.4
Preferred stock issued for cash	2.0
Common stock issued for an acquisition			84.9	0.9
Conversion of series preferred stock	(0.5)	—	9.2	0.1
Preferred stock issued for dividends
Accreted dividends on preferred stock	0.1	—
Accretion of discount on preferred stock
Comprehensive loss:
Net loss for the year ended December 31, 2000
Currency translation adjustment
Unrealized net losses on investments
Total

Balance, December 31, 2000	2.9	—	272.1	2.7
Exercise of stock options			1.1
Non-cash compensation
Accreted dividends on preferred stock	0.1
Accretion of discount on preferred stock
Conversion of 7% Convertible Notes			3.3	0.1
Common stock issued for an acquisition			0.1
Comprehensive loss:
Net loss for the year ended December 31, 2001
Currency translation adjustment
Unrealized net losses on investments
Unrealized net losses on derivatives
Total

Balance, December 31, 2001	3.0	$—	276.6	$2.8

NTL Incorporated and Subsidiaries

Consolidated Statement of Shareholders’ Equity (Deficiency) — (Continued)

			Accumulated Other
			Comprehensive Loss

				Unrealized	Unrealized
	Additional		Foreign	Net	Net
	Paid-In	Comprehensive	Currency	Losses on	Losses on
	Capital	Loss	Translation	Investments	Derivatives	(Deficit)

	(in millions)
Balance, December 31, 1998	$1,501.6		$104.7			$(1,251.7)
Exercise of stock options	41.3
Exercise of warrants	0.8
Common stock issued for cash	250.0
Preferred stock issued for cash	1,233.8
Warrants issued for cash	16.2
Accreted dividends on preferred stock	(44.1)
Accretion of discount on preferred stock	(0.3)
Redemption of series preferred stock	(125.3)
Conversion of 7% Convertible Notes	269.2
Common stock issued for an acquisition	971.3
Stock options issued in connection with an acquisition	6.6
Issuance of warrants	4.5
Stock splits	(0.5)
Comprehensive loss:
Net loss for the year ended December 31, 1999		$(735.7)				(735.7)
Currency translation adjustment		(106.8)	(106.8)

Total		$(842.5)

Balance, December 31, 1999	4,125.1		(2.1)			(1,987.4)
Exercise of stock options	36.3
Rescission of stock option exercises	(1.1)
Exercise of warrants	9.0
Common stock issued for cash	2,327.2
Preferred stock issued for cash	1,862.0
Common stock issued for an acquisition	5,487.4
Conversion of series preferred stock	7.5
Preferred stock issued for dividends	9.4
Accreted dividends on preferred stock	(97.8)
Accretion of discount on preferred stock	(0.3)
Comprehensive loss:
Net loss for the year ended December 31, 2000		$(2,963.7)				(2,963.7)
Currency translation adjustment		(432.6)	(432.6)
Unrealized net losses on investments		(14.2)		$(14.2)

Total		$(3,410.5)

Balance, December 31, 2000	13,764.7		(434.7)	(14.2)		(4,951.1)
Exercise of stock options	13.0
Non-cash compensation	30.6
Accreted dividends on preferred stock	(195.5)
Accretion of discount on preferred stock	(25.3)
Conversion of 7% Convertible Notes	128.2
Common stock issued for an acquisition	4.3
Comprehensive loss:
Net loss for the year ended December 31, 2001		$(14,241.3)				(14,241.3)
Currency translation adjustment		(607.8)	(607.8)
Unrealized net losses on investments		(1.1)		(1.1)
Unrealized net losses on derivatives		(15.0)			$(15.0)

Total		$(14,865.2)

Balance, December 31, 2001	$13,720.0		$(1,042.5)	$(15.3)	$(15.0)	$(19,192.4)

See accompanying notes.

NTL Incorporated and Subsidiaries

Consolidated Statement of Shareholders’ Equity (Deficiency) — (Continued)

NTL Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,

	2001	2000	1999

	(in millions)
Operating activities
Net loss	$(14,241.3)	$(2,963.7)	$(735.7)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,170.5	2,122.8	791.3
Non-cash compensation	30.6	—	—
Non-cash restructuring charge	57.9	—	—
Asset impairments	9,511.3	—	—
Equity in net losses of unconsolidated subsidiaries	244.6	70.9	18.4
Loss from early extinguishment of debt	—	—	3.0
(Gain) loss on sale of assets	147.4	—	(493.1)
Provision for losses on receivables	97.9	98.9	46.2
Deferred income taxes	61.1	(112.1)	(37.3)
Amortization of original issue discount	284.9	473.4	451.4
Other	46.9	(69.5)	(29.0)
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Accounts receivable	(45.9)	(366.6)	(139.4)
Other current assets	56.4	(69.5)	(38.9)
Other assets	59.6	43.2	(4.9)
Accounts payable	(34.5)	(83.7)	43.8
Accrued expenses and other	(73.2)	379.3	126.2
Deferred revenue	28.0	186.4	71.9

Net cash (used in) provided by operating activities	(597.8)	(290.2)	73.9
Investing activities
Acquisitions, net of cash acquired	(26.2)	(10,940.0)	(1,128.3)
Payment of deferred purchase price	—	(2.9)	—
Purchase of fixed assets	(1,946.1)	(2,257.0)	(1,211.3)
Investment in and loans to affiliates	(137.8)	(393.4)	(20.8)
Increase in other assets	(80.6)	(129.1)	(58.8)
Proceeds from sales of assets	45.5	—	692.5
Due from CoreComm Limited	(15.0)	—	—
Purchase of marketable securities	(9.9)	(158.4)	(747.4)
Proceeds from sales of marketable securities	70.3	452.6	676.6

Net cash (used in) investing activities	(2,099.8)	(13,428.2)	(1,797.5)

NTL Incorporated and Subsidiaries

Consolidated Statements of Cash Flows — (Continued)

	Year Ended December 31,

	2001	2000	1999

	(in millions)
Financing activities
Proceeds from borrowings, net of financing costs	3,110.7	6,870.1	3,019.4
Proceeds from issuance of preferred stock and warrants	—	1,862.0	1,250.0
Proceeds from issuance of common stock	—	2,327.6	250.0
Proceeds from issuance of redeemable preferred stock	—	1,850.0	—
Redemption of preferred stock	—	—	(125.3)
Principal payments	(489.8)	(1,303.0)	(758.2)
Cash released from (placed in) escrow for debt repayment	—	77.5	(87.0)
Proceeds from exercise of stock options and warrants	13.0	44.2	42.1

Net cash provided by financing activities	2,633.9	11,728.4	3,591.0
Effect of exchange rate changes on cash	(11.1)	(27.8)	(6.5)

(Decrease) increase in cash and cash equivalents	(74.8)	(2,017.8)	1,860.9
Cash and cash equivalents at beginning of year	579.4	2,597.2	736.3

Cash and cash equivalents at end of year	$504.6	$579.4	$2,597.2

Supplemental disclosure of cash flow information
Cash paid during the year for interest exclusive of amounts capitalized	$947.9	$495.0	$180.3
Income taxes paid	13.5	6.7	2.4
Supplemental schedule of non-cash financing activities
Accretion of dividends and discount on preferred stock	$220.8	$98.1	$44.4
Conversion of Convertible Notes, net of unamortized deferred financing costs	128.3	—	269.3
Common stock and stock options issued for acquisitions	4.3	5,488.3	978.0
Redeemable preferred stock issued for investment in affiliates	518.0	—	—
Conversion of series preferred stock	—	7.6	—

See accompanying notes.

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

1.     Corporate Restructuring and Business

     Corporate Restructuring

      On May 18, 2000, NTL Incorporated completed a corporate restructuring to create a holding company structure. The formation of the holding company was part of NTL Incorporated’s acquisition of certain assets of Cable & Wireless Communications plc (“CWC”). The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company has taken the name NTL Incorporated (and together with its subsidiaries, the “Company”) and the holding company’s subsidiary simultaneously changed its name to NTL (Delaware), Inc. (and together with its subsidiaries, “NTL Delaware”).

     Business

      The Company, through its subsidiaries, owns and operates broadband communications networks for telephone, cable television and Internet services in the UK, Ireland, and Switzerland, and transmission networks for television and radio broadcasting in the UK. The Company’s wholly-owned subsidiary that operates in France was merged into an equity investee in November 2001. The Company’s television and radio broadcasting business in Australia was sold in April 2002. Based on revenues and identifiable assets, the Company’s predominant lines of business are consumer services, business services and broadcast transmission and related services in the UK. Consumer services include telephony, cable television, Internet access and interactive services. Business services include telephony, national and international wholesale carrier telecommunications, and radio communications services for the emergency services community. Broadcast transmission and related services include digital and analog television and radio broadcasting, rental of antenna space on the Company’s owned and leased towers and sites and associated services, and satellite and media services.

     Recapitalization Process and Ability to Continue Operations

      The Company historically incurred operating losses and negative operating cash flow. In addition, the Company required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. The Company historically met these liquidity requirements through cash flow from operations, amounts available under its credit facilities, vendor financing and issuances of high-yield debt securities and convertible debt securities in the capital markets and convertible preferred stock and common stock to strategic investors. Both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. The Company’s public equity is no longer trading on the New York Stock Exchange, and its debt securities are trading at or near all time lows. These factors, together with the Company’s substantial leverage, means the Company does not currently have access to its historic sources of capital.

      In addition, the Company’s UK credit facilities are fully drawn and the Company’s Swiss subsidiaries are currently unable to draw the remaining undrawn amounts under the Cablecom credit facility. NTL Communications Corp., a wholly-owned indirect subsidiary of the Company, did not pay cash interest on certain series of its notes that was due on April 1, 2002 and April 15, 2002. NTL Incorporated and NTL (Delaware), Inc. also did not pay cash interest and related fees on a series of their notes that was due on April 15, 2002. As of December 31, 2001, the Company had approximately $505 million in cash and cash equivalents on hand and, on April 4, 2002, received approximately $303 million net cash proceeds from the

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

sale of its Australian business. The Company will require cash for working capital and capital expenditures in 2002. If the Company and its subsidiaries make scheduled and overdue interest payments on their notes, then the Company will not have sufficient cash resources to meet its liquidity needs through the third quarter of 2002.

      These liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. As a consequence, the Company needs to restructure its outstanding debt and/or raise new funds through the issuance of equity or additional debt.

      On January 31, 2002 the Company announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen our balance sheet and reduce debt and put an appropriate capital structure in place for our business. Since then, the Company has been evaluating various recapitalization alternatives to effect a comprehensive consensual reorganization in a timely manner to minimize negative effects on its business operations.

      On April 16, 2002 the Company announced that the Company and an unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of the Company. The Members of the committee hold in the aggregate over 50% of the face value of NTL and its subsidiaries’ public bonds. The recapitalization would result in a conversion of approximately $10.6 billion in debt into equity.

      During the recapitalization process, NTL’s operations will continue uninterrupted, customer service will be unaffected, suppliers will be paid in the ordinary course and NTL’s management will remain in place.

      To implement the proposed recapitalization, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited and Diamond Holdings Limited would file a pre-negotiated recapitalization plan in a Chapter 11 case under the U.S. Bankruptcy Code. NTL’s operating subsidiaries would not be included in the Chapter 11 filing. The agreement in principle is subject to various conditions, including mutually acceptable terms with the Company’s bank lenders. The recapitalization transaction contemplates that the bank debt will remain in place as part of the recapitalization.

      To facilitate the recapitalization, certain members of the unofficial committee would commit to provide up to $500 million of new debt financing to the Company’s UK and Ireland operations during the Chapter 11 process and for the post-recapitalized Company. The new financing will ensure that the Company’s business operations have access to sufficient liquidity to continue ordinary operations.

      Under the agreement in principle, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding all of its UK and Ireland assets, and one tentatively called NTL Euroco and holding certain of its continental European and other assets. NTL’s current management would remain in place in both companies.

      Holders of notes of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp. and Diamond Cable Communications Ltd would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland and approximately 86.5% of the initial common stock of NTL Euroco. NTL (Delaware), Inc. bondholders would have the option to reinvest all or a portion of NTL (Delaware), Inc. cash in additional shares of NTL common stock, or to receive such cash in the recapitalization. Notes of the Company’s subsidiaries Diamond Holdings Ltd and NTL (Triangle) LLC would remain outstanding and will be kept current in interest payments. Current preferred and common stockholders, including France Telecom, would participate in a package of rights (to be priced at a $10.5 billion enterprise value) and warrants entitling them to purchase primary common stock of NTL UK and Ireland at the consummation of the proposed plan, in the case of the rights, and for the duration of the eight-year warrants at prescribed prices. If fully exercised, those rights and warrants would entitle the current preferred stockholders to acquire approximately 23.6% and the current common stockholders to acquire approximately 8.9% of the entity’s primary common stock.

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      Current preferred stockholders other than France Telecom, would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that, subject to the consummation of the recapitalization, France Telecom would also receive our 27% interest in Noos, pursuant to a pledge of such interests to France Telecom given at the time of its acquisition. During the recapitalization process, the Company has attempted to maintain normal and regular trade terms with its suppliers and customers. There can be no assurance that the Company’s suppliers will continue to provide normal trade credit or credit on acceptable terms, if at all, or that customers will continue to do business or enter into new business with the Company. See also “Risk Factors” for a summary of risks related to the Company’s business in general and the recapitalization process in particular.

     Bank Waivers

      Before the Company could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under our credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities.

      But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities. If an event of default were to occur, it would entitle the lenders under the credit facilities to declare the principal amount of the outstanding debt immediately due and payable. If this right was exercised, it would result in an event of default under all of the Company’s outstanding notes, except for those issued by Diamond Cable Communications, Diamond Holdings and NTL Triangle, entitling the trustee or 25% of the holders of a series to accelerate the repayment of that series of notes. The Company does not have sufficient cash resources to repay our outstanding indebtedness if it is declared immediately due and payable.

      In connection with the granting of the initial waivers, the Company agreed:

•	to provide the lenders with a 13 week rolling cash flow projection (updated every two weeks);

•	to keep the lenders informed of, and to provide documents in connection with, negotiations with bondholders or strategic investors or concerning proposed asset dispositions;

•	not to repurchase NTL notes; and

•	not to make an exchange offer for NTL notes or enter into an agreement with NTL bondholders, subject to some exceptions, without the consent of the lenders.

      Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extend the duration of the initial waivers to April 30, 2002 in the case of the UK credit facilities or May 14 in the case of the Cablecom facility, unless the missed interest payments on April 1, 2002 are remedied or a sufficient number of bondholders agree to forbear in respect of such non-payment, in which case, the UK credit facilities waivers will be extended to May 14, 2002. As a condition to the waivers continuing effectiveness, the UK lenders required NTL Delaware to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. This loan is structurally senior to the outstanding public notes issued by NTL Communications Corp. but contractually subordinated

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

to the UK credit facilities. In connection with the amendments to the waivers, the Company affirmed the provisions of the initial waivers and in addition, the Company agreed, among other things, to:

•	provide the bank lenders a timeline setting forth the steps proposed to be taken in connection with the recapitalization and the dates by which such steps are to be taken;

•	use reasonable endeavors to consider with the lenders under the Cablecom credit facility possible means of credit enhancement;

•	provide the lenders under the Cablecom credit facility, by April 12, 2002, with an updated structure chart of NTL as well as a contingency business plan for Cablecom in the event that sufficient additional funding for Cablecom is not obtained; and

•	pay legal, accounting and other advisory fees of the agent or coordinators of the Cablecom credit facility.

      The amended waivers prevent the Company from making an exchange offer with respect to its outstanding notes or from entering into an agreement with bondholders without the consent of the lenders under each of the credit facilities. The amended waivers also prohibit the Company from commencing voluntary dissolution proceedings, including proceedings under Chapter 11 of the U.S. bankruptcy code, without the consent of these lenders. Copies of the waivers are filed as exhibits to this Form 10-K.

      As a consequence, the Company cannot enter into a binding agreement with the unofficial bondholder committee or implement the proposed plan without the consent of its bank lenders.

      Cablecom GmbH is the principal trading company of our Swiss group. There are a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom’s and various of its subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility which entitles the lenders to accelerate repayment. Such an acceleration would result in an event of default under NTL Incorporated’s and NTL Delaware’s 5.75% convertible subordinated notes due 2011 5.75% convertible subordinated notes due 2009 entitling the trustee or the holders of 25% of each series of notes to accelerate repayment. Under Swiss law, unless the overindebtedness is rectified those entities would be required to commence an insolvency proceeding in Switzerland. A plan has been formulated to rectify this overindebtedness. Implementation of this plan prior to April 30, 2002 will mean those entities will not be required to commence an insolvency proceeding. Those proceedings would likely either be a court supervised moratorium in which an independent administrator, or commissioner, would be appointed to supervise the running of each company during a restructuring or, if there is no viable restructuring plan, a bankruptcy. The commencement of those insolvency proceedings would also constitute an immediate event of default and acceleration of the maturity of the convertible subordinated notes referred to above.

      The Company is currently in discussions with the lenders under the Swiss credit facility regarding proposals to resolve the overindebtedness issue as well as requesting that they waive various additional covenant breaches under the credit facility. There can be no assurance that it will reach agreement on the resolution of the overindebtedness issue within the time period required or obtain the requested waivers.

     Interest Payments on Public Notes

      The Company and its subsidiaries have substantial interest payment obligations under their existing indebtedness. NTL Communications Corp. did not make scheduled interest payments due April 1, 2002, in the aggregate amount of $74.3 million, in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008 and 11 7/8% notes due 2010. In addition, NTL Communications did not make interest payments falling due on April 15, 2002, totaling $20.2 million, in respect of the 12 3/4% Senior Deferred Coupon Notes due 2005 and NTL

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Incorporated and NTL Delaware did not make interest payments falling due on April 15, 2002 in respect of their 5 3/4% Convertible Subordinated Notes due 2011. Those payments were not made after consideration by the Company of requests by the unofficial bondholder committee not to make those payments. Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. On May 15, 2002, interest totaling $94.0 million is due on outstanding notes of NTL Triangle and NTL Communications.

      If the applicable issuer does not pay interest on these notes after a 30 day grace period expires (on April 30, 2002 in the case of the missed interest payments due April 1, 2002), there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after April 30, 2002, such an event of default would also result in an event of default for payment defaults in respect of other debt (commonly called cross defaults) under all of our other notes, except for those issued by NTL Triangle, Diamond Cable Communications or Diamond Holdings. As a result, upon the expiration of the grace period, on April 30, 2002, events of default for failure to pay interest would occur under the relevant indentures at NTL Communications and, contemporaneously, cross defaults would occur under the Company’s other indentures at NTL Communications, NTL Delaware, NTL Incorporated and under our Senior Credit Facility and Working Capital Facility and could occur under the Cablecom Facility. This would give holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable unless we obtain waivers or forbearance agreements from sufficient percentages of our creditors. If that right to accelerate was exercised, the Company would not have sufficient cash resources to repay those debts, which could ultimately lead to voluntary or involuntary bankruptcy proceedings relating to the entities so affected. In addition, the lenders under the Company’s UK credit facilities have security over the assets of the Company’s UK operating subsidiaries, except for the Diamond and Triangle groups of companies. In the event that there was an event of default under those facilities, the lenders could seek to take control of those assets under applicable UK insolvency law.

     Inability to Pay Dividends On or Redeem Preferred Stock

      On February 4, 2002, the Company announced that it would not declare or pay dividends on its 13% Senior Redeemable Exchangeable Preferred Stock. The Company did not make the dividend payments due on February 15, 2002 of $6.0 million in respect of the 13% preferred stock. In addition, the Company did not pay dividends on its 5% cumulative participating convertible preferred stock held by France Telecom on December 31, 2001 of $37.0 million and March 31, 2002 of $37.5 million, or on its cumulative convertible preferred stock held by France Telecom and a group of commercial banks on December 31, 2001 of $24.9 million and March 26, 2002 of $24.1 million. Historically, payment of dividends has been made in additional shares of preferred stock in the case of the 13% preferred stock, the 5% cumulative participating preferred stock and the cumulative convertible preferred stock. The Company did not pay these dividends due to a lack of available surplus under Delaware law. Under Delaware law, the Company cannot pay dividends on or redeem its capital stock, including its preferred stock, unless it has available surplus.

      Pursuant to the terms of the 13% preferred stock, the unpaid dividends will continue to accrue without interest until declared and paid. Pursuant to the terms of the 5% cumulative convertible preferred stock and the cumulative convertible preferred stock, the unpaid dividends will continue to accrue without interest until declared and paid, together with an additional cash dividend on the amount so unpaid at a rate of 2% per quarter for as long as the dividends remain unpaid. The failure to declare these dividends is not a default under any of the Company’s existing agreements. With respect to the 13% preferred stock and 5% cumulative convertible preferred stock, if dividends remain unpaid for six quarters, the holders of each such series shall have the right to vote separately as a class on all matters voted on by NTL Incorporated shareholders and shall

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

have the right, along with other holders of preferred stock with similar default voting rights, to elect two directors to the Company’s board.

      In addition, the lack of surplus means that the Company does not expect to be able to redeem its Variable Coupon Redeemable Preferred Stock, Series A, which is held by France Telecom, when it becomes mandatorily redeemable, to the extent funds are available, on May 18, 2002. If the Company fails to redeem this preferred stock on May 18, 2002 as we expect, the holders of such preferred stock will have the right, along with other holders of preferred stock with similar default voting rights, to elect two directors to our board and shall have the right to vote separately as a class, on all matters brought to NTL Incorporated shareholders.

      At the time of issuance of the Variable Coupon Redeemable Preferred Stock, the Company pledged its shares of Noos to France Telecom to secure the mandatory redemption obligation.

     Credit Rating Downgrades

      On April 3, 2002, credit rating agency Standard & Poor’s lowered the Company’s long-term corporate credit rating to D from CCC-, citing the Company’s failure to make a bond interest payment due on April 1, 2002.

     Sale of NTL Australia

      On April 2, 2002, the Company announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Bank for A$850 million (US$448 million) in an all cash transaction. The net proceeds from the sale were approximately A$574 million (US$303 million). At that time, the business’ bank debt outstanding totaled A$227 million (US$119 million).

      On April 7, 2002, NTL Delaware loaned £90 million to NTL (UK) Group Limited, which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to the Company’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL Delaware and it is currently anticipated that such proceeds will form a portion of the consideration to be offered to bondholders of NTL Delaware and NTL Incorporated in satisfaction of their claims against NTL Delaware as part of the proposed plan of reorganization.

     Uncertainty Related to Suppliers

      The uncertainty over the Company’s financial condition may adversely affect its relationships with its suppliers. If the Company’s suppliers become increasingly concerned about its financial condition they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect its results of operations, financial condition and cash flows.

     Basis of presentation

      As indicated above, substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

      Due to uncertainties about compliance with the terms and conditions of the Company’s debt that would give the holders of the debt the right to accelerate repayment, primarily all of the Company’s long-term debt has been classified as current.

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2.     Significant Accounting Policies

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts and notes receivable, the amount to be paid to terminate certain agreements included in restructuring costs, the amount to be paid for other liabilities, the Company’s pension expense and pension funding requirements and estimates related to the value of investments, long-lived assets and goodwill. Actual results could differ from those estimates.

     Principles of Consolidation

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities where the Company’s interest is greater than 50%. Significant intercompany accounts and transactions have been eliminated in consolidation.

     Reclassification

      Certain prior year amounts have been reclassified to conform to the current year presentation.

     Net (Loss) Per Share

      The Company reports its basic and diluted net (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, as adjusted for stock splits. Stock options, warrants and convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive.

     Foreign Currency Translation

      The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the current exchange rates at the respective balance sheet dates. Statement of operations amounts have been translated using the average exchange rates for the respective years. The translation gains or losses resulting from the change in exchange rates have been reported as a component of accumulated other comprehensive (loss). Foreign currency transaction gains and losses are included in the results of operations as incurred.

      To the extent that the Company obtains financing in U.S. dollars and incurs construction and operating costs in various other currencies, it will encounter currency exchange rate risks. In addition, the Company’s revenues are generated in foreign currencies while its interest and principal obligations with respect to approximately half of the Company’s existing indebtedness are payable in U.S. dollars.

     Cash Equivalents

      Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $343.7 million and $256.2 million at December 31, 2001 and 2000, respectively, which consisted primarily of U.S. Treasury bills (2000 only), bank time deposits and corporate commercial paper. At December 31, 2001 and 2000, $190.2 million and $68.5 million, respectively, of the cash equivalents were denominated in foreign currencies.

     Marketable Securities

      Marketable securities are classified as available-for-sale, which are carried at fair value. Unrealized holding gains and losses on securities, net of tax, are carried as a component of accumulated other

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

      Marketable securities at December 31, 2000 consisted of corporate commercial paper. During the years ended December 31, 2001, 2000 and 1999, there were no realized gains or losses on sales of securities. All of the marketable securities as of December 31, 2000 had a contractual maturity of less than one year.

     Fixed Assets

      Fixed assets are stated at cost, which includes amounts capitalized for labor and overhead expended in connection with the design and installation of operating equipment. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment — 5 to 40 years and other equipment — 3 to 40 years.

     Intangible Assets

      Intangible assets include goodwill, license acquisition costs, customer lists and other intangibles. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the periods benefited of 3, 10, 15 or 30 years. License acquisition costs represent the portion of purchase price allocated to the cable television and telecommunications licenses acquired in business combinations. License acquisition costs are amortized on a straight-line basis over the remaining lives of the licenses at acquisition, which vary from approximately two years to 23 years. Customer lists represent the portion of the purchase price allocated to the value of the customer base. Customer lists are amortized on a straight-line basis over 3 or 5 years. Other intangibles include the portion of the purchase price allocated to the value of transmission and services contracts and the value of workforce in place. Transmission and service contracts are amortized on a straight-line basis over the period benefited of 8 years or 12 years. Workforce in place is amortized over the period benefited of four years. The Company continually reviews the recoverability of the carrying value of these assets using the same methodology that it uses for the evaluation of its other long-lived assets.

     Valuation of Long-Lived Assets

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

     Equity Method Investments

      All investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for using the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment, additional contributions made and dividends received. The difference between the Company’s recorded investment and its proportionate interest in the book value of the investees’ net assets are being amortized on a straight-line basis over 10 years. The Company evaluates the carrying value of its equity method investments and tests for impairment in accordance with APB Opinion No. 18.

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

     Deferred Financing Costs

      Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt.

     Capitalized Interest

      Interest is capitalized as a component of the cost of fixed assets constructed. In 2001, 2000 and 1999, total interest incurred was $1,508.6 million, $1,131.9 million and $722.5 million, respectively, of which interest of $67.7 million, $95.1 million and $41.8 million, respectively, was capitalized.

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

     Cable Television System Costs, Expenses and Revenues

      The Company accounts for costs, expenses and revenues applicable to the construction and operation of its broadband communications networks in accordance with SFAS No. 51, “Financial Reporting by Cable Television Companies.”

     Advertising Expense

      The Company charges the cost of advertising to expense as incurred. Advertising costs were $91.0 million, $113.0 million and $35.9 million in 2001, 2000 and 1999, respectively.

     Stock-Based Compensation

      The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans.

     Derivative Financial Instruments

      The Company uses financial instruments to hedge a portion, but not all, of its exposure from floating interest rate debt and from movements in foreign exchange rates. Gains and losses on these instruments are deferred and recognized in the statement of operations when the related hedged transactions are recognized. To date, premiums paid for these contracts have not been material. The Company does not use derivative financial instruments for trading or speculative purposes.

      The Company sometimes uses British pound forward foreign exchange contracts to reduce its exposure to foreign currency risk. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These contracts do not qualify for hedge accounting under SFAS No. 133 (as amended). Any changes in fair value are recorded in results of operations.

3.     Recent Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company on January 1, 2002. This Statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

other related accounting guidance. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company, except that it will require the Company to treat NTL Australia as a discontinued operation beginning in the first quarter of 2002.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 142 on January 1, 2002. In light of the significant impairment charge that the Company recorded in 2001, the Company does not expect that the adoption of this new standard will have a significant effect on the results of operations, financial condition or cash flows of the Company. Amortization expense in 2001 related to goodwill and other indefinite lived intangible assets was $1,430.2 million. The Company expects that amortization expense in 2002 will not be significant.

4.     Asset Impairments

      As of December 31, 2001, the Company performed an analysis of the carrying values of its long-lived assets including goodwill. During 1999 and 2000, acquisitions were made against a background of increasing consolidation and record valuations in the telecommunications industry. This analysis was initiated because of the decline in the Company’s stock price and significantly lower valuations for companies within its industry. Additionally, at the time of the Company’s analysis, the book value of the Company’s net assets significantly exceeded its market capitalization. Accordingly, the Company performed an analysis of the recoverability of its long-lived assets and associated goodwill. The fair value of the Company’s assets was determined by discounting the Company’s estimates of the expected future cash flows related to these assets when the non-discounted cash flows indicated that the long-lived assets would not be recoverable. The Company recorded a write-down of $9,511.3 million in the fourth quarter of 2001 as a result of this analysis and review. The total charge included goodwill of $8,840.5 million, license acquisition costs of $58.8 million, customer lists of $9.1 million, other intangibles of $14.9 million, investments in affiliates of $463.7 million and other assets of $124.3 million. The aggregate asset impairment charge of $9,511.3 million related to the Company’s business segments as follows: $7,388.8 million Consumer, $2,113.0 million Business and $9.5 million Broadcast.

5.     Acquisitions

      On March 28, 2000, the Company acquired the cable assets of the Cablecom Group (“Cablecom”) in Switzerland. On May 30, 2000, the Company acquired the consumer cable telephone, Internet and television operations of CWC in the UK (“ConsumerCo”). The acquisitions were accounted for as purchases, and accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition.

      In March 1999, the Company purchased Diamond Communications Plc (“Diamond”) for an aggregate purchase price of $984.6 million, including intangibles aggregating $1,323.0 million. In April 1999, a

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

subsidiary of the Company purchased the Australian National Transmission Network for an aggregate purchase price of $425.8 million, including intangibles of $220.6 million. In July 1999, the Company acquired Cablelink Limited (“Cablelink”) for an aggregate purchase price of $700.5 million, including intangibles of $669.6 million. In August and December 1999, the Company acquired the 1G Networks of France Telecom for an aggregate purchase price of $61.9 million, including intangibles of $64.7 million. In September 1999, the Company acquired the shares of Workplace Technologies plc, for an aggregate purchase price of $175.0 million, including intangibles of $176.9 million. The net assets and results of operations of Diamond, the Australian National Transmission Network, Cablelink, the 1G Networks and Workplace Technologies plc are included in the consolidated financial statements from their respective dates of acquisition.

      A significant component of the pro forma results is associated with the acquisition of ConsumerCo. The historical results of ConsumerCo reflect certain intercompany costs and expenses as they were prior to the separation of ConsumerCo, which was completed in the second quarter of 2000. These costs and expenses do not necessarily reflect the costs and expenses that would have been incurred had ConsumerCo reported as a separate entity for these periods. Therefore the historical results of ConsumerCo which are included in the pro forma results below are not reflective of results on a going forward basis.

      The pro forma unaudited consolidated results of operations for the years ended December 31, 2000 and 1999 assuming consummation of these transactions as of January 1, 1999 is as follows (in millions, except per share data).

	Year ended December 31,

	2000	1999

Total revenue	$3,403.3	$3,295.8
(Loss) before extraordinary item	(3,653.1)	(2,803.1)
Net (loss)	(3,653.1)	(2,806.1)
Basic and diluted net loss per common share:
(Loss) before extraordinary item	(14.53)	(12.46)
Net (loss)	(14.53)	(12.47)

      In November 2001, the Company sold a portion of the indirect access customers acquired from CWC for £10.2 million ($14.8 million) which does not include contingent payments for the collection of certain future service revenues and existing receivables. The Company recognized a loss on this sale of $88.5 million, after deducting $102.0 million of unamortized intangibles.

6.     Fixed Assets

      Fixed assets consist of:

	December 31,

	2001	2000

	(in millions)
Operating equipment	$13,626.2	$11,753.2
Other equipment	911.4	1,145.2
Construction-in-progress	1,326.2	1,611.1

	15,863.8	14,509.5
Accumulated depreciation	(3,290.5)	(1,816.5)

	$12,573.3	$12,693.0

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      Depreciation expense (including amortization of assets held under capital leases) for the years ended December 31, 2001, 2000 and 1999 was $1,549.7 million, $996.6 million and $490.3 million, respectively.

7.     Intangible Assets

      Intangible assets consist of:

	December 31,

	2001	2000

	(in millions)
Goodwill, net of accumulated amortization of $81.7 (2001) and $1,103.6 (2000)	$1,715.5	$12,523.0
License acquisition costs, net of accumulated Amortization of $125.2 (2001) and $215.8 (2000)	54.7	139.2
Customer lists, net of accumulated amortization of $169.3 (2001) and $110.7 (2000)	168.8	318.2
Other intangibles, net of accumulated amortization of $17.3 (2001) and $13.8 (2000)	46.6	80.6

	$1,985.6	$13,061.0

      Amortization of intangible and other assets charged to expense for the years ended December 31, 2001, 2000 and 1999 was $1,620.8 million, $1,126.2 million and $301.0 million, respectively.

8.     Investments in and Loans to Affiliates

      On May 18, 2001, in partnership with Morgan Stanley Dean Witter Private Equity, the Company completed its acquisition of France Telecom’s 49.9% stake in Suez-Lyonnaise Telecom, the operator of the Noos broadband network in France. Pursuant to the acquisition agreement, the Company acquired 27% of Noos in exchange for shares of preferred stock. The preferred stock was valued at $518.0 million, the fair value at the date of acquisition. An additional €17.7 million ($15.8 million) purchase consideration is due to France Telecom on transfer to Noos of specified networks following receipt of regulatory approvals, which would be payable in May 2002. The Company’s 27% interest in Noos is pledged to France Telecom to secure the mandatory redemption obligation under its Variable Coupon Redeemable Preferred Stock, Series A.

      On November 23, 2001, the Company’s indirect wholly-owned subsidiary that owned the Company’s cable business in France was merged into Noos. The Company received €72.6 million ($63.7 million) including a note for €37.5 million ($32.9 million) which is due on November 23, 2006. The Company recorded a loss on this transaction of $58.9 million, which is included in other losses.

      The Company has investments in various companies and joint ventures which are accounted for under either the equity method or the cost method. The Company’s significant equity investments include its 27% interest in Noos S.A., the market leading French broadband company, which offers analog and digital cable television, high speed Internet and telephone services, its 34.01% interest in Svenska Bredbandsbolaget (“B2”), a company based in Sweden, which provides “always on,” low cost access to a high-capacity broadband network that provides transmission, both to and from the customer, at the same speed and at the same time, and its 50% interest in eKabel InvestCo, which owns 65% of eKabel L.P., the largest cable television network in the German province of Hessen. The Company recorded a write-down of $463.7 million

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

related to its investments in and loans to affiliates in the fourth quarter of 2001. The Company’s investments in and loans to affiliates are as follows:

	December 31,

	2001		2000

	Ownership	Balance	Ownership	Balance

	(dollars in millions)
Noos	27.00%	$47.0		$—
B2	34.01%	92.5	25.15%	134.7
eKabel	32.50%	73.0	32.50%	140.2
Others		52.8		34.3

Total equity investments		265.3		309.2
Total cost investments		7.1		23.9

Total		$272.4		$333.1

      A summary of combined financial information as reported by the Company’s equity investees is set forth below:

	December 31,

	2001	2000

	(in millions)
Current assets	$495.5	$267.1
Fixed assets, net	910.9	353.8
Other assets	2,690.0	842.1

Total assets	$4,096.4	$1,463.0

Current liabilities	$366.3	$229.6
Non current liabilities	1,445.4	705.0
Total shareholders’ equity	2,284.7	528.4

Total liabilities and shareholders’ equity	$4,096.4	$1,463.0

	Year Ended December 31,

	2001	2000	1999

	(in millions)
Revenues	$437.4	$195.3	$57.5
Operating (loss)	(445.3)	(257.6)	(43.5)
Net (loss)	(606.8)	(348.1)	(50.7)

      NTL (Triangle) LLC (“NTL Triangle”), an indirect wholly-owned subsidiary of the Company, owned a 50% interest in Cable London PLC (“Cable London”). Pursuant to an agreement with Telewest Communications plc (“Telewest”) relating to NTL Triangle’s and Telewest’s respective 50% ownership interests in Cable London, in November 1999 Telewest purchased all of NTL Triangle’s shares of Cable London for £428.0 million ($692.5 million) in cash. The Company recorded a gain of $493.1 million on the sale. The sale of the Cable London interest was an “Asset Sale” for purposes of the Company’s Indentures for certain of its notes. The Company used an amount equal to the proceeds from the sale to invest in “Replacement Assets” by November 2000.

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

9.     Long-Term Debt

      Long-term debt consists of:

		December 31,

		2001	2000

		(in millions)
NTL Incorporated:
5 3/4% Convertible Subordinated Notes	(a)	$100.0	$—
NTL Delaware:
5 3/4% Convertible Subordinated Notes	(b)	1,200.0	1,200.0
ConsumerCo:
Term Loan Facility and other		—	21.7
NTL Business:
Credit Agreement	(y)	—	3,030.3
Cablecom:
Term Loan Facility	(z)	1,626.8	1,666.4
Revolving Facility	(z)	527.2	320.9
Other		6.2	15.3
NTL Australia:
Credit Agreement	(aa)	102.3	—
NTL Communications:
12 3/4% Senior Deferred Coupon Notes	(c)	277.8	277.8
11 1/2% Senior Deferred Coupon Notes	(d)	1,050.0	1,040.5
10% Senior Notes	(e)	400.0	400.0
9 1/2% Senior Sterling Notes, less unamortized discount	(f)	181.4	186.5
10 3/4% Senior Deferred Coupon Sterling Notes	(g)	382.3	353.6
9 3/4% Senior Deferred Coupon Notes	(h)	1,153.8	1,048.5
9 3/4% Senior Deferred Coupon Sterling Notes	(i)	385.9	360.8
11 1/2% Senior Notes	(j)	625.0	625.0
12 3/8% Senior Deferred Coupon Notes	(k)	364.9	323.6
7% Convertible Subordinated Notes	(l)	489.8	599.3
9 1/4% Senior Euro Notes	(m)	222.5	234.7
9 7/8% Senior Euro Notes	(n)	311.5	328.6
11 1/2% Senior Deferred Coupon Euro Notes	(o)	135.6	127.9
11 7/8% Senior Notes, less unamortized discount	(p)	490.7	489.6
12 3/8% Senior Euro Notes, plus unamortized premium	(q)	267.8	—
6 3/4% Convertible Senior Notes	(r)	1,150.0	—
NTL Communications Limited:
Credit Agreement	(y)	3,759.1	375.3
Working Capital Agreement	(y)	145.4	—
Senior Secured Financing	(y)	290.9	—
Other		58.6	—
NTL Triangle:
11.2% Senior Discount Debentures	(s)	517.3	517.3
Other		4.5	5.2
Diamond:
13 1/4% Senior Discount Notes	(t)	285.1	285.1
11 3/4% Senior Discount Notes	(u)	531.0	531.0
10 3/4% Senior Discount Notes	(v)	415.1	373.9
10% Senior Sterling Notes	(w)	196.3	201.9
9 1/8% Senior Notes	(x)	110.0	110.0
Other		3.6	6.0

		17,768.4	15,056.7

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	December 31,

	2001	2000

	(in millions)
Less current portion	17,666.1	12.6

	$102.3	$15,044.1

(a)	5 3/4% Convertible Subordinated Notes due June 22, 2011, issued in June 2001, principal amount at maturity of $100.0 million, interest payable quarterly from October 15, 2001, redeemable at the Company’s option on or after December 22, 2007, convertible into shares of the Company’s common stock at a conversion price of $35.00 per share (there are approximately 2.9 million shares of the Company’s common stock reserved for issuance upon conversion);

(b)	5 3/4% Convertible Notes due December 15, 2009, principal amount at maturity of $1,200.0 million, interest payable semiannually from June 15, 2000, redeemable at the Company’s option on or after December 18, 2002, convertible into shares of the Company’s common stock at a conversion price of $108.18 per share (there are approximately 11.1 million shares of the Company’s common stock reserved for issuance upon conversion);

(c)	12 3/4% Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from October 15, 2000, redeemable at the Company’s option on or after April 15, 2000;

(d)	11 1/2% Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually from August 1, 2001, redeemable at the Company’s option on or after February 1, 2001;

(e)	10% Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company’s option on or after February 15, 2002;

(f)	9 1/2% Sterling Notes due April 1, 2008, principal amount at maturity of £125.0 million ($181.8 million), interest payable semiannually from October 1, 1998, redeemable at the Company’s option on or after April 1, 2003;

(g)	10 3/4% Sterling Notes due April 1, 2008, principal amount at maturity of £300.0 million ($436.3 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(h)	9 3/4% Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(i)	9 3/4% Sterling Notes due April 15, 2009, principal amount at maturity of £330.0 million ($479.9 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company’s option on or after April 15, 2004;

(j)	11 1/2% Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company’s option on or after October 1, 2003;

(k)	12 3/8% Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company’s option on or after October 1, 2003;

(l)	7% Convertible Notes due December 15, 2008, principal amount at maturity of $489.8 million, interest payable semiannually from June 15, 1999, redeemable at the Company’s option on or after December 15, 2001, convertible into shares of the Company’s common stock at a conversion price of $39.20 per share (there are approximately 12.5 million shares of the Company’s common stock reserved for issuance upon conversion);

(m)	9 1/4% Euro Notes due November 15, 2006, principal amount at maturity of €250.0 million ($222.5 million), interest payable semiannually from May 15, 2000;

(n)	9 7/8% Euro Notes due November 15, 2009, principal amount at maturity of €350.0 million ($311.5 million), interest payable semiannually from May 15, 2000, redeemable at the Company’s option on or after November 15, 2004;

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(o)	11 1/2% Deferred Euro Notes due November 15, 2009, principal amount at maturity of €210.0 million ($186.9 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company’s option on or after November 15, 2004;

(p)	11 7/8% Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually from April 1, 2001, redeemable at the Company’s option on or after October 1, 2005;
(q)	12 3/8% Senior Euro Notes due February 1, 2008, issued in January and February 2001, principal amount at maturity of €300.0 million ($267.0 million), interest payable semiannually from August 1, 2001;
(r)	6 3/4% Convertible Senior Notes due May 15, 2008, issued in May 2001, principal amount at maturity of $1,150.0 million, interest payable semiannually from November 15, 2001, redeemable at the Company’s option on or after May 21, 2004, convertible into shares of the Company’s common stock at a conversion price of $32.728 per share (there are approximately 35.1 million shares of the Company’s common stock reserved for issuance upon conversion);
(s)	11.2% Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually from May 15, 2001, redeemable at NTL Triangle’s option after November 15, 2000;
(t)	13 1/4% Notes due September 30, 2004, principal amount at maturity of $285.1 million, interest payable semiannually from March 31, 2000, redeemable at Diamond’s option after September 30, 1999;
(u)	11 3/4% Notes due December 15, 2005, principal amount at maturity of $531.0 million, interest payable semiannually from June 15, 2001, redeemable at Diamond’s option on or after December 15, 2000;
(v)	10 3/4% Notes due February 15, 2007, principal amount at maturity of $420.5 million, interest payable semiannually beginning on August 15, 2002, redeemable at Diamond’s option on or after December 15, 2002;
(w)	10% Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of £135.0 million ($196.3 million), interest payable semiannually from August 1, 1998, redeemable at Diamond’s option on or after February 1, 2003; and
(x)	9 1/8% Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond’s option on or after February 1, 2003.

      See Note 1 for discussion of the uncertainties about compliance with the terms and conditions of the Company’s debt that would give the holders of the debt the right to accelerate repayment, which has caused primarily all of the Company’s long-term debt to be classified as current.

      The indentures governing the notes contain restrictions relating to, among other things: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) dividend and other payment restrictions and (iii) mergers, consolidations and sales of assets. The Company, NTL Delaware and NTL Communications did not make interest payments and payments of related fees when due on April 1 and April 15, 2002.

      If the applicable issuer does not pay interest on these notes after a 30 day grace period expires (on April 30, 2002 in the case of the missed interest payments due April 1, 2002), there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after April 30, 2002, such an event of default would also result in an event of default for payment defaults in respect of other debt (commonly called cross defaults) under all of our other notes, except for those issued by NTL Triangle, Diamond Cable Communications or Diamond Holdings. As a result, upon the expiration of the grace period, on April 30, 2002, events of default for failure to pay interest would occur under the relevant indentures at NTL Communications and, contemporaneously, cross defaults would occur under the Company’s other indentures at NTL Communications, NTL Delaware, NTL Incorporated and under our bank credit facilities in the United Kingdom and could occur under the Cablecom Facility. This would give holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable unless we obtain waivers or forbearance agreements from sufficient percentages of our creditors.

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      During 2001, 2000 and 1999, the Company recognized $284.9 million, $473.4 million and $451.4 million, respectively, of original issue discount as interest expense.

      In addition to the notes described above, subsidiaries of the Company have the following bank credit agreements outstanding:

(y)	In May 2000, NTL Business Limited (“NTL Business”) and NTL Communications Limited (“NTLCL”), wholly-owned indirect subsidiaries of the Company, entered into a £2,500.0 million ($3,635.8 million) credit agreement in connection with the ConsumerCo acquisition. On February 21, 2001, as required by the NTL Business and NTLCL credit agreement, NTL Communications Corp. (“NTL Communications”), a wholly-owned indirect subsidiary of the Company, completed a transaction whereby it acquired the entire issued share capital of NTL (CWC Holdings) Limited (the entity that owns ConsumerCo) from the Company and the entire issued share capital of NTL Business from NTL Delaware in exchange for shares of its common stock. As a result of this transaction, ConsumerCo and NTL Business became subsidiaries of NTL Communications, and NTL Business’ rights and obligations under the £2,500.0 million credit agreement were assigned to a subsidiary of NTLCL. In October 2001, NTLCL completed £169.6 million ($246.6 million) of vendor financing as an addition to NTLCL’s £2,500.0 million credit agreement with the same terms and conditions. The Company borrowed £84.8 million ($123.3 million) of the vendor financing in October 2001. The commitment for the remaining £84.8 million has expired. Interest is payable at least every six months at LIBOR plus a margin rate of 2.00% per annum, which is subject to adjustment based on the ratio of EBITDA to finance charges of the UK Group.

For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle) LLC and subsidiaries and certain other entities are excluded from the UK Group. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized. Principal is due in six quarterly installments beginning on June 30, 2004. The credit agreement contains various financial and other covenants with respect to the UK Group, and restrictions on dividends and distributions by the UK Group. As of December 31, 2001, there was £2,584.8 million ($3,759.1 million) outstanding under this credit agreement. The effective interest rate was 6.73% and 8.283% as of December 31, 2001 and 2000, respectively.

In October 2001, NTLCL completed £200.0 million ($290.9 million) of GE Capital senior secured financing. Interest on the GE Capital senior secured financing is payable at least every six months at LIBOR plus a margin rate of 3.50% per annum. The senior secured financing is repayable in eight quarterly installments beginning on June 30, 2006. The effective interest rate at December 31, 2001 was 8.06%.

NTLCL has a £1,300.0 million ($1,890.6 million) credit agreement with a group of banks, which is available to finance working capital requirements of the UK Group (as defined above). Pursuant to the credit agreement, in connection with the issuance of new debt beginning in October 2000, the commitment has been reduced by £882.5 million ($1,283.4 million). Interest is payable at least every six months at LIBOR plus a margin rate of 5.50% per annum. The margin rate shall increase by 0.50% on the three month anniversary of the initial advance and by an additional 0.50% on each subsequent three month anniversary, up to a maximum total interest rate of 16.00% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006. The credit agreement contains various financial and other covenants with respect to the UK Group, and restrictions on dividends and distributions by the UK Group. As of December 31, 2001, £100.0 million ($145.4 million) was outstanding under

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

this credit agreement with an effective interest rate of 9.57%. In January and February 2002, the Company borrowed the remaining amounts available under this agreement.

(z)	In March 2000, a subsidiary of the Company borrowed CHF 2,700.0 million ($1,626.8 million) under its term loan facility in connection with the acquisition of Cablecom. Interest is payable at least every six months at Swiss LIBOR plus a margin rate of 2.50% per annum, which is subject to adjustment after March 2001 based on Cablecom’s ratio of senior debt to EBITDA. The effective rate of interest at December 31, 2001 and 2000 was 5.27% and 6.03%, respectively. Principal is due over six years in quarterly installments beginning on March 31, 2004. Cablecom had the option to draw on a revolving loan facility up to an additional CHF 1,400.0 million ($843.5 million). The revolving facility is intended to finance operating expenses, working capital and other capital expenditures of Cablecom and subsidiaries and for their general corporate financing requirements. As of December 31, 2001, Cablecom had borrowed CHF 875.0 million ($527.2 million) under the revolving loan facility. The effective rate of interest as of December 31, 2001 and 2000 was 5.49% and 6.02%, respectively. The revolving facility is available until May 2003, although Cablecom is currently unable to draw the remaining undrawn amounts under this facility because, as of December 31, 2001, its liabilities exceeded its assets, which constituted an event of default under the facility. The interest rate, interest payment requirements and principal payments for the revolving facility are the same as for the term loan facility. The revolving facility includes a commitment fee of 0.75% payable quarterly on the unused portion of the revolving facility commitment, which is reduced to 0.50% when over 50% of the commitment is utilized. The term loan facility and the revolving facility contain various financial and other covenants with respect to Cablecom and subsidiaries, and restrictions on dividends and distributions by Cablecom subsidiaries.

(aa)	In March 2001, NTL Australia Pty Limited (“NTL Australia”), a wholly-owned indirect subsidiary of the Company, entered into a A$350.0 million ($179.1 million) credit agreement with a group of banks. As of December 31, 2001, NTL Australia had borrowed A$200.0 million ($102.3 million) under this credit agreement. NTL Australia may use the proceeds under this credit agreement to repay NTL Delaware for part of its original investment as well as funding general capital expenditures, working capital and corporate purposes. As of December 31, 2001, NTL Australia repaid A$200.0 million ($102.3 million) to NTL Delaware. Interest is payable at least every six months at the A$ Bank Bill Bid Rate plus a margin of 1.85% per annum, which is subject to adjustment based on the ratio of senior debt to EBITDA of NTL Australia. The effective interest rate at December 31, 2001 was 6.98%. The unused portion of the commitment is subject to a commitment fee of 0.60%, which is subject to adjustment based on the ratio of senior debt to EBITDA of NTL Australia. Principal is due in four semiannual installments beginning on June 30, 2004 of a maximum of A$7.5 million, A$7.5 million, A$12.5 million and A$12.5 million. The balance is due in full on March 30, 2006. The credit agreement contains various financial and other covenants with respect to NTL Australia and restrictions on dividends and distributions by NTL Australia.

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

      In connection with the Cablelink acquisition, the Company issued $704.6 million principal amount Senior Increasing Rate Notes due 2000. In November 1999, the Company received net proceeds of

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

$720.7 million from the issuance of the 9 1/4% Euro Notes, the 9 7/8% Euro Notes and the 11 1/2% Deferred Euro Notes, of which $716.5 million was used to repay the Senior Increasing Rate Notes plus accrued interest. The Company recorded an extraordinary loss from the early extinguishment of the notes of $3.0 million in 1999.

      Primarily all of the notes issued by NTL Communications, as well as the bank credit facilities, restrict the payment of cash dividends and loans to the Company.

      Long-term debt repayments are due as follows (in millions). The table reflects the Company’s contractual obligations, but the entire obligation, except for NTL Australia’s long term portion has been classified as current.

Year ending December 31:

2002	$5.7
2003	2.8
2004	512.2
2005	4,602.9
2006	1,854.1
Thereafter	11,235.6

Total debt repayments	18,213.3
Less: current portion	(18,111.0)

$102.3

10.     Redeemable Preferred Stock

      On September 12, 2001, the Company issued 1,850,000 shares of its Cumulative Convertible Preferred Stock, Series A (“Convertible Preferred Stock”) in exchange for the 1,850,000 issued and outstanding shares of its 5% Cumulative Preferred Stock held by France Telecom and others. The Convertible Preferred Stock has a stated value and liquidation preference of $1,075.17 per share and is mandatorily redeemable for cash by the Company on March 27, 2009. Dividends are payable quarterly in additional shares of Convertible Preferred Stock, at the following quarterly dividend rates: (i) from September 12, 2001 through March 26, 2002, $13.44 per share, (ii) from March 27, 2002 through March 26, 2003, $21.23 per share and (iii) from March 27, 2003 through March 26, 2004, $26.61 per share. Once the Convertibility Date (as defined below) is set, the quarterly dividend rate resets to $16.12 per share and the Convertible Preferred Stock becomes eligible for conversion into shares of the Company’s common stock beginning on a “Convertibility Date,” at which time the conversion price is set at 125% of the immediately preceding 25 trading day volume-weighted average price of the Company’s common stock (the “Convertibility Base Price”). The Convertibility Date is as follows: March 27, 2002, unless the Company elects to delay convertibility until March 27, 2003 or, alternatively, redeems, at its option, all shares of the Convertible Preferred Stock on March 27, 2002 in cash; if the Company has delayed, March 27, 2003, unless the Company elects again to delay convertibility until March 27, 2004, which it may only do if the Convertibility Base Price would be less than or equal to $65.00 per share (as may be adjusted for certain antidilutive events); the Company may also elect, instead, to redeem all shares of the Convertible Preferred Stock on March 27, 2003 in cash; if the Company has delayed, March 27, 2004, unless the Company elects to redeem all shares of the Convertible Preferred Stock on March 27, 2004 in cash. In no event will the Convertibility Date be after March 27, 2004. In March 2002, the Company elected to delay the Convertibility Date until at least March 27, 2003. Holders of Convertible Preferred Stock other than any commercial bank or their affiliates may at any time elect, subject to some conditions, to exchange their Convertible Preferred Stock for up to a 50% interest in an entity holding the Company’s Swiss operations.

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      On May 18, 2001, the Company issued 47,000 shares of its Variable Coupon Redeemable Preferred Stock, Series A (“Variable Coupon Redeemable Preferred Stock”) and 12,000 shares of its 6.5% Fixed Coupon Redeemable Preferred Stock, Series A (“6.5% Redeemable Preferred Stock”) to France Telecom in exchange for a 27% interest in Noos. The Variable Coupon Redeemable Preferred Stock has a stated value and liquidation preference of $10,000 per share and is mandatorily redeemable for cash by the Company on May 18, 2002. Dividends are payable quarterly at the Company’s option in cash or additional shares of Variable Coupon Redeemable Preferred Stock, at a quarterly rate based on a quotient of (x) the sum of (1) the EURIBOR Rate in effect on the first day of every dividend period plus (2) 2.5% over (y) four, per share. The Company’s 27% interest in Noos is pledged to France Telecom to secure the mandatory redemption obligation under its Variable Coupon Redeemable Preferred Stock and the 6.5% Redeemable Preferred Stock. The 6.5% Redeemable Preferred Stock has a stated value and liquidation preference of $10,000 per share and is mandatorily redeemable for cash by the Company on May 18, 2007. Dividends at a rate of 6.5% per annum are cumulative and are payable in cash upon redemption.

      In March 2000, the Company received $1,850.0 million in cash from France Telecom and a group of commercial banks in exchange for 1,850,000 shares of its redeemable 5% Cumulative Preferred Stock. As described above, in May 2001, the Company issued 1,850,000 shares of its Convertible Preferred Stock in exchange for the 1,850,000 issued and outstanding shares of its 5% Cumulative Preferred Stock.

      In February 1997, the Company issued 100,000 shares of its 13% Senior Redeemable Exchangeable Preferred Stock (the “Redeemable Preferred Stock”). The Company received net proceeds of $96.6 million after discounts and commissions from the issuance of the Redeemable Preferred Stock. Discounts, commissions and other fees incurred of $3.7 million were recorded as unamortized discount at issuance. Dividends accrue at 13% per annum ($130 per share) and are payable quarterly in arrears. Dividends accruing on or prior to February 15, 2004 may, at the option of the Company, be paid in cash, by the issuance of additional Redeemable Preferred Stock or in any combination of the foregoing. As of December 31, 2001, the Company has accrued $86.8 million for dividends and has issued approximately 84,000 shares for $83.8 million of such accrued dividends. The Redeemable Preferred Stock may be redeemed, at the Company’s option, in whole or in part, at any time on or after February 15, 2002 at a redemption price of 106.5% of the liquidation preference of $1,000 per share that declines annually to 100% in 2005, in each case together with accrued and unpaid dividends to the redemption date. The Redeemable Preferred Stock is subject to mandatory redemption on February 15, 2009. On any scheduled dividend payment date, the Company may, at its option, exchange all of the shares of Redeemable Preferred Stock then outstanding for the Company’s 13% Subordinated Exchange Debentures due 2009 (the “Subordinated Debentures”).

      The Subordinated Debentures, if issued, will bear interest at a rate of 13% per annum, payable semiannually in arrears on February 15 and August 15 of each year commencing with the first such date to occur after the date of exchange. Interest accruing on or prior to February 15, 2004 may, at the option of the Company, be paid in cash, by the issuance of additional Subordinated Debentures or in any combination of the foregoing. The Subordinated Debentures will be redeemable, at the Company’s option, in whole or in part, on or after February 15, 2002 at a redemption price of 106.5% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date.

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      The changes in the number of shares of Redeemable Preferred Stock were as follows:

	13%	5%	Variable	6.5%	Convertible

Shares at December 31, 1998	125,000	—	—	—	—
Issued for dividends	17,000	—	—	—	—

Shares at December 31, 1999	142,000	—	—	—	—
Issued for cash	—	1,850,000	—	—	—
Issued for dividends	20,000	—	—	—	—

Shares at December 31, 2000	162,000	1,850,000	—	—	—
Issued for investment in Noos	—	—	47,000	12,000	—
Issued for dividends	22,000	—	1,000	—	—
Exchange	—	(1,850,000)	—	—	1,850,000

Shares at December 31, 2001	184,000	—	48,000	12,000	1,850,000

Liquidation preference at December 31, 2001 (in millions)	$186.8	$—	$491.7	$126.9	$2,029.1

11.     Derivative Financial Instruments

      Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in the results of operations or in other comprehensive income (loss), depending on whether a derivative is designated as a fair value or cash flow hedge. The ineffective portion of all hedges is recognized in the results of operations. Beginning October 1, 2001, the Company has recorded the change in the fair value of derivatives related to changes in time value each period in other comprehensive income for certain qualifying cash flow hedges.

      On January 1, 2001, the Company recorded all of its outstanding derivative instruments at their fair value. The outstanding derivative instruments were comprised of cross currency swaps to hedge exposure to movements in the British pound/U.S. dollar exchange rate, and a number of zero cost collars to hedge exposure to floating interest rates on certain of its debt. The aggregate fair value on January 1, 2001 was a liability of $9.0 million, of which $6.8 million was recorded as an expense and $2.2 million was recorded as other comprehensive loss. In 2001, the Company entered into cross currency swaps to hedge exposure to movements in the Euro/ British pound exchange rate. In the year ended December 31, 2001, the Company recorded income of $3.4 million and other comprehensive loss of $12.8 million as a result of changes in the fair values. The aggregate fair value at December 31, 2001 was a net liability of $18.4 million.

      In September 2001, the Company entered into a British pound forward foreign exchange agreement, consisting of twenty-six accumulating forward contracts, to reduce its exposure to movement in the British pound/U.S. dollar exchange rate in accordance with its market risk strategies. As of December 31, 2001, the fair value of this instrument was a liability of $0.3 million.

12.     Non-Cash Compensation

      In July 2001, the Compensation and Option Committee of the Board of Directors (the “Compensation Committee”) approved modifications to certain stock options. The latest possible expiration date of options to purchase an aggregate of approximately 4.7 million shares of the Company’s common stock with exercise

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

prices from $.17 to $14.76 per share was extended from July 30, 2001 to October 2004, as applicable, to January 30, 2006. The Company recognized non-cash compensation expense of $30.6 million based on the excess of the quoted market price of the Company’s common stock on the date of the modification of $12.05 per share over the exercise price per share.

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

13.     Other Charges including Restructuring Charges

      Other charges of $311.6 million in 2001 include restructuring charges of $209.6 million and costs of $102.1 million incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. Other charges of $92.7 million in 2000 include restructuring charges of $65.9 million and costs of $26.8 million incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. Other charges of $16.2 million in 1999 were incurred for the cancellation of certain contracts.

      Restructuring charges of $209.6 million and $65.9 million for the years ended December 31, 2001 and 2000, respectively, relate to the Company’s announcements in the fourth quarter of 2001 and in November 2000 that it was taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. An aggregate of $57.9 million of the 2001 restructuring charges are for the write-off of equipment and other assets that are not in use and will not require any future cash outlays. The employee severance and related costs in 2000 were for approximately 2,300 employees to be terminated, approximately 550 of whom are still employed by the Company as of December 31, 2001. These charges in 2001 are for approximately 5,400 employees to be terminated, of which approximately 3,000 employees are still employed by the Company as of December 31, 2001.

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      The following table summarizes the restructuring charges incurred and utilized in 2000 and 2001:

	Employee
	Severance	Lease
	And Related	Exit	Agreement	Fixed
	Costs	Costs	Modifications	Assets	Total

	(in millions)
Charged to expense	$47.9	$18.0	$—	$—	$65.9
Utilized	—	—	—	—	—

Balance, December 31, 2000	47.9	18.0	—	—	65.9
2000 provision utilized	(41.3)	(9.6)	—	—	(50.9)
2000 provision released	(6.6)	(7.3)	—	—	(13.9)
Charged to expense	96.5	41.4	27.7	57.9	223.5
2001 provision utilized	(26.2)	—	—	(57.9)	(84.1)

Balance, December 31, 2001	$70.3	$42.5	$27.7	$—	$140.5

14.     Income Taxes

      The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,

	2001	2000	1999

	(in millions)
Current:
Federal	$—	$—	$1.0
State and local	1.2	0.2	1.0
Foreign	0.9	0.9	—

Total current	2.1	1.1	2.0

Deferred:
Foreign	$61.1	$(112.1)	$(37.3)

Total deferred	61.1	(112.1)	(37.3)

	$63.2	$(111.0)	$(35.3)

      The Company’s tax provision relates primarily to an increase in the deferred tax liability attributable to separate company profits of a foreign subsidiary offset to some extent by a decrease in net deferred tax liabilities attributable to operating losses of other foreign subsidiaries. The increase in deferred tax liabilities includes an adjustment related to 1997 through 2000 of approximately $116.3 million that is primarily attributable to additional tax depreciation being claimed during 2001 on original and amended income tax returns.

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:

	December 31,

	2001	2000

	(in millions)
Deferred tax liabilities:
Intangibles	$68.9	$113.3
Depreciation and amortization	467.5	667.0

Total deferred tax liabilities	536.4	780.3
Deferred tax assets:
Net operating losses	2,154.6	1,582.4
Net deferred interest expense	239.9	198.5
Fixed assets	370.2	277.9
Equity investments	52.5	—
Inventory	13.7	16.4
Purchase accounting liabilities	16.5	158.5
Other	59.8	34.0

Total deferred tax assets	2,907.2	2,267.7

Valuation allowance for deferred tax assets	(2,631.7)	(1,692.8)

Net deferred tax assets	275.5	574.9

Net deferred tax liabilities	$260.9	$205.4

      At December 31, 2001, the Company had a valuation allowance against its deferred tax assets to the extent it was not more likely than not that such assets would be realized in the future. At December 31, 2001, the valuation allowance includes approximately $535.0 million, which, if realized, would be accounted for as a reduction to goodwill or an increase in additional paid-in capital.

      At December 31, 2001, the Company had net operating loss carryforwards of approximately $1,300.0 million for U.S. federal income tax purposes that expire in varying amounts commencing in 2009. This excludes net operating loss carryforwards of companies that are resident in both the U.S. and the UK. The Company also has UK net operating loss carryforwards of approximately $5,250.0 million that have no expiration date. Pursuant to UK law, these net operating losses are only available to offset income of the separate entity that generated the loss. A portion of the UK net operating loss carryforward relates to dual resident companies, of which the U.S. net operating loss carryforward amount is approximately $1,100.0 million.

      As discussed in Note 1, the Company needs to restructure its outstanding debt during 2002. A restructuring of the Company’s debt can be expected to give to rise to cancellation of indebtedness (“COD”), which if it occurs in the course of a proceeding pursuant to Chapter 11 of the U.S. Bankruptcy Code, would be non-taxable. If the COD is non-taxable, the Company will be required to reduce its U.S. net operating loss carryforwards and other attributes such as tax basis in assets by an amount equal to the non-recognized COD. Therefore, it is likely that as a result of the successful completion of the proposed plan of recapitalization, the Company will have no U.S. net operating loss carryforward.

      In 2000, the Internal Revenue Service completed its federal income tax audit of the Company for the years 1993, 1994 and 1995. The audit resulted in a reduction in U.S. net operating loss carryforwards that had no material impact on the Company. The Company is currently undergoing a U.S. federal income tax audit

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

for the years 1996, 1997 and 1998. The Company does not expect that the audit adjustments will have a material adverse effect on its financial position, results of operations or cash flows.

      The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows:

	Year Ended December 31,

	2001	2000	1999

	(in millions)
(Benefit) at federal statutory rate (35%)	$(4,962.3)	$(1,076.1)	$(269.9)
Add:
Non-deductible asset impairments	3,329.0	—	—
Foreign losses with no benefit	1,135.8	815.7	110.2
U.S. losses with no benefit	443.6	149.3	123.7
Prior year accelerated depreciation	116.3	—	—
State and local income tax, net of federal benefit	0.8	0.1	0.7

	$63.2	$(111.0)	$(35.3)

15.     Fair Values of Financial Instruments

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets approximate fair value.

Long-term debt: The carrying amounts of the bank credit facilities and the senior secured financing approximate their fair values. The fair values of the Company’s other debt in the following table are based on the quoted market prices.

Redeemable Preferred Stock: The fair value of the 13% redeemable preferred stock is based on the quoted market price. As of December 31, 2001, the remaining redeemable preferred stock is estimated by reference to the fair value of the 13% redeemable preferred stock. As of December 31, 2000, the fair value of the 5% preferred stock is estimated using discounted cash flow analyses based on the Company’s current borrowing rate for similar types of arrangements.

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2001		December 31, 2000

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(in millions)
Cash and cash equivalents	$504.6	$504.6	$579.4	$579.4
Long-term debt:
5 3/4% Convertible Notes	1,200.0	132.0	1,200.0	582.0
5 3/4% Convertible Notes	100.0	29.0	—	—
Credit Agreements	3,861.4	3,861.4	3,405.6	3,405.6
Term Loan and Revolving Facilities	2,154.0	2,154.0	1,987.3	1,987.3
12 3/4% Notes	277.8	91.7	277.8	255.6
11 1/2% Notes	1,050.0	336.0	1,040.5	913.5
10% Notes	400.0	120.0	400.0	348.0
9 1/2% Sterling Senior Notes	181.4	60.1	186.5	154.2
10 3/4% Sterling Notes	382.3	124.3	353.6	242.3
9 3/4% Notes	1,153.8	338.0	1,048.5	715.0
9 3/4% Sterling Notes	385.9	124.8	360.8	214.7
11 1/2% Notes	625.0	200.0	625.0	556.3
12 3/8% Notes	364.9	108.0	323.6	252.0
7% Convertible Notes	489.8	53.9	599.3	470.5
9 1/4% Euro Notes	222.5	74.6	234.7	207.7
9 7/8% Euro Notes	311.5	104.4	328.6	269.4
11 1/2% Euro Deferred Notes	135.6	44.9	127.9	99.6
11 7/8% Senior Notes	490.7	160.0	489.6	445.0
12 3/8% Euro Notes	267.8	90.8	—	—
6 3/4% Convertible Notes	1,150.0	353.6	—	—
Working Capital Agreement	145.4	145.4	—	—
Senior Secured Financing	290.9	290.9	—	—
11.2% Debentures	517.3	367.3	517.3	439.7
13 1/4% Notes	285.1	77.0	285.1	270.8
11 3/4% Notes	531.0	132.8	531.0	467.3
10 3/4% Notes	415.1	100.9	373.9	281.7
10% Sterling Notes	196.3	143.4	201.9	161.5
9 1/8% Notes	110.0	71.5	110.0	89.7
Redeemable Preferred Stock:
13% Redeemable Preferred Stock	184.6	3.7	161.9	121.3
5% Preferred Stock	—	—	1,921.3	1,781.8
Variable Coupon Preferred Stock	477.9	7.2	—	—
6.5% Preferred Stock	89.5	1.3	—	—
5% Convertible Preferred Stock	2,029.1	30.5	—	—

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

16.     Related Party Transactions

      In 1999, the Company provided management, financial, legal and technical services to Cellular Communications International, Inc. (“CCII”) and Cellular Communications of Puerto Rico, Inc. (“CCPR”). Certain officers and directors of the Company were officers and directors of CCII and CCPR.

      In the fourth quarter of 1999, CoreComm Limited (“CoreComm”) (which was formed in 1998 and has certain common officers and directors with the Company) began charging the Company a percentage of its office rent and supplies expense in respect of certain facilities which were shared with the Company. In 1999, the Company charged CCPR, CCII and CoreComm $0.7 million, $0.4 million and $2.3 million, respectively, for direct costs where identifiable and a fixed percentage of its corporate overhead, net of CoreComm’s charges to the Company. Charges to CCPR and to CCII ceased in 1999 due to each of them being acquired and the resulting termination of services. In 2001 and 2000, the Company charged CoreComm $0.3 million and $0.9 million, respectively, for direct costs where identifiable and a fixed percentage of its corporate overhead, net of CoreComm’s charges to the Company. These charges reduced corporate expenses in 2001, 2000 and 1999. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management of the Company, the allocation methods are reasonable.

      The Company obtains billing and software development services from CoreComm. CoreComm billed the Company $3.4 million, $5.9 million and $4.6 million in 2001, 2000 and 1999, respectively, for these services.

      In March 2000, the Company and CoreComm announced that they had entered into an agreement to link their networks in order to create an international Internet backbone that commenced operations in February 2001. The Company incurred costs of $0.3 million for network usage in the year ended December 31, 2001.

      On April 12, 2001, the Company purchased $15.0 million of an unsecured convertible note from CoreComm and received warrants to purchase 770,000 shares of CoreComm common stock at an exercise price of $.01 per share that expire in April 2011. In addition, concurrently with the note purchase and without additional compensation, the Company entered into a network and software agreement with CoreComm. Under the agreement, CoreComm will provide U.S. network access for Internet traffic from the Company’s UK customers for three years, as well as a royalty free license to use certain billing and provisioning software and know-how. Interest on the notes is at 10.75% per annum, payable semiannually beginning on October 15, 2001. The interest is payable in kind by the issuance of additional notes in such principal amount equal to the interest payment that is then due. The notes are convertible into CoreComm common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. Additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of CoreComm common stock for a specified period. The Company and CoreComm have agreed to certain modifications to the conversion feature in connection with CoreComm’s recapitalization in December 2001.

      In 2001, the Company and CoreComm entered into a license agreement whereby the Company was granted an exclusive, irrevocable, perpetual license to certain billing software developed by CoreComm for telephony rating, digital television events rating, fraud management and other tasks. The sales price was cash of $9.8 million for the development costs expended by CoreComm plus a fixed amount of $3.0 million representing the one-time perpetual license fee. The billing software was being used by the Company at the time of this agreement, and was being maintained and modified by CoreComm under an ongoing software maintenance and development outsourcing arrangement between the companies.

      At December 31, 2001 and 2000, the Company had a receivable from CoreComm of $1.1 million and a payable to CoreComm of $17.1 million, respectively. The 2000 payable balance primarily related to services and other charges billed in advance in October and November 2000 of $15.8 million.

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

17.     Shareholders’ Equity

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

     Sales of Preferred Stock, Common Stock and Warrants

      In May 2000, in connection with the ConsumerCo acquisition, France Telecom paid £1,555.6 million ($2,327.6 million) for 42.2 million shares of the Company’s common stock and £1,244.4 million ($1,862.0 million) for 2.0 million shares of the Company’s 5% Cumulative Participating Convertible Preferred Stock (the “5% Preferred Stock”).

      In August 1999, the Company received $1,000.0 million in cash from France Telecom in exchange for 750,000 shares of the Company’s 5% Preferred Stock and 4.2 million shares of the Company’s common stock.

      In January 1999, the Company received $500.0 million in cash from Microsoft Corp. (“Microsoft”) in exchange for 500,000 shares of the Company’s 5.25% Convertible Preferred Stock (the “5.25% Preferred Stock”) and warrants to purchase 1.9 million shares of the Company’s common stock at an exercise price of $53.76 per share. Dividends were payable quarterly at the Company’s option in cash, common stock or additional shares of preferred stock. The Company issued approximately 25,000 shares of 5.25% Preferred Stock for dividend payments of $24.6 million through December 31, 1999. In February 2000, all of the 5.25% Preferred Stock was converted into 8.3 million shares of the Company’s common stock.

     Series Preferred Stock

      In September 1998, the Company issued 125,000 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series A (the “Series A Preferred Stock”) in connection with an acquisition. Each share of Series A Preferred Stock had a stated value of $1,000. Cumulative dividends accrued at 9.9% of the stated value per share. Dividends were payable when and if declared by the Board of Directors. In December 1999, all of the outstanding shares of the Series A Preferred Stock were redeemed for cash of $140.8 million, which included $15.5 million for accrued dividends.

      In December 1998, the Company issued 52,000 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series B (the “Series B Preferred Stock”) in connection with an acquisition. Each share of Series B Preferred Stock had a stated value of $1,000. Cumulative dividends accrued at 9.9% of the stated value per share. Dividends were payable when and if declared by the Board of Directors. In June 2000, all of the outstanding shares of the Series B Preferred Stock were converted into 903,000 shares of the Company’s common stock.

      The 5% Preferred Stock has a stated value of $1,000 per share, is convertible into common stock at a conversion price of $80 per share and is redeemable ten years from the issue date, at the Company’s option, for cash, shares of common stock or a combination of both. The 5% Preferred Stock may be redeemed by the Company on the earlier of seven years from the issue date or the date that is both four years from the issue date and after the Company’s common stock has traded above $96 per share for 25 consecutive trading days. Dividends are payable quarterly at the Company’s option in cash, common stock or additional shares of 5% Preferred Stock. As of December 31, 2001, the Company has accrued $250.0 million for dividends and has issued approximately 213,000 shares for $213.0 million of such accrued dividends.

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      At December 31, 2001, the 5% Preferred Stock would have been convertible into an aggregate of 37.0 million shares of the Company’s common stock.

      The changes in the number of shares of Series Preferred Stock, excluding the Redeemable Preferred Stock, were as follows:

	9.9%	9.9%
	Series A	Series B	5.25%	5%

Balance, December 31, 1998	125,000	52,000	—	—
Issued for cash	—	—	500,000	750,000
Issued for dividends	—	—	25,000	5,000
Redemption	(125,000)	—	—	—

Balance, December 31, 1999	—	52,000	525,000	755,000
Issued for cash	—	—	—	2,000,000
Issued for dividends	—	—	3,000	103,000
Conversion into common stock	—	(52,000)	(528,000)	—

Balance, December 31, 2000	—	—	—	2,858,000
Issued for dividends	—	—	—	105,000

Balance, December 31, 2001	—	—	—	2,963,000

     Warrants

      The Company had the following warrants outstanding as of December 31, 2001: (a) warrants to purchase an aggregate of 243,000 shares of common stock at $15.22 per share issued in 1996 that expire in 2006 (256,000 were originally issued), (b) warrants to purchase an aggregate of 997,000 shares of common stock at $27.77 per share issued in 1998 that expire in 2008 (1,197,000 were originally issued) and (c) warrants to purchase an aggregate of 1,875,000 shares of common stock at $53.76 per share issued in 1999 that expire in 2004 (1,875,000 were originally issued).

     Shareholder Rights Plan

      The Rights Agreement provides that .48 of a Right will be issued with each share of common stock issued on or after October 13, 1993. The Rights are exercisable upon the occurrence of certain potential takeover events and will expire in October 2003 unless previously redeemed by the Company. When exercisable, each Right entitles the owner to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (“Rights Preferred Stock”) at a purchase price of $100.

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

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

     Stock Options

      There are 3,848,000 shares and 10,396,000 shares of common stock reserved for issuance under the 1991 Stock Option Plan and the 1993 Stock Option Plan, respectively. These plans provide that incentive stock options (“ISOs”) be granted at the fair market value of the Company’s common stock on the date of grant, and nonqualified stock options (“NQSOs”) be granted at not less than 85% of the fair market value of the Company’s common stock on the date of grant. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remains an employee of the Company. Options will expire ten years after the date of the grant. No additional options will be granted under these plans.

      There are 156,000 shares and 500,000 shares of common stock reserved for issuance under 1991 and 1993 Non-Employee Director Stock Option Plans, respectively. Under the terms of these plans, options will be granted to members of the Board of Directors who are not employees of the Company or any of its affiliates. These plans provide that all options be granted at the fair market value of the Company’s common stock on the date of grant, and options will expire ten years after the date of the grant. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each subsequent anniversary of the grant date while the optionee remains a director of the Company. Options will expire ten years after the date of the grant. No additional options will be granted under these plans.

      There are 83,438,000 shares of common stock reserved for issuance under the 1998 Non-Qualified Stock Option Plan, and there are 19,684,000 shares available for issuance at December 31, 2001. The exercise price of a NQSO shall be determined by the Compensation and Option Committee. Options are generally exercisable ratably over five to ten years while the optionee remains an employee of the Company. Options will expire ten years after the date of the grant.

      In December 2000, the Board of Directors approved the rescission of the exercise of ISOs for 156,000 shares of the Company’s common stock, and the Company returned cash of $1.1 million. The rescission was accounted for as a modification of the original options that resulted in a new measurement date. On the new measurement date the Company recognized no compensation expense.

      Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rates of 4.47%, 5.30% and 6.81%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company’s common stock of .702, .385 and .336, respectively, and a weighted-average expected life of the option of 10 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effects of applying SFAS No. 123 on pro forma disclosures of net loss and net loss per share for the years ended December 31, 2001, 2000 and 1999 are not likely to be representative of the

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

pro forma effects on net loss and net loss per share in future years. Following is the Company’s pro forma information:

	Year Ended December 31,

	2001	2000	1999

	(in millions, except per share data)
Pro forma net (loss)	$(14,509.6)	$(3,220.3)	$(822.7)
Basic and diluted pro forma net (loss) per share	(53.75)	(15.73)	(7.51)

      A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

	(in millions)		(in millions)		(in millions)
Outstanding — beginning of year	61.4	$41.52	29.2	$24.60	25.7	$17.29
Granted	14.3	12.55	34.8	54.90	6.4	50.35
Exercised	(1.1)	11.93	(2.1)	17.13	(2.6)	15.95
Forfeited	(2.7)	42.46	(0.5)	83.31	(0.3)	24.22

Outstanding — end of year	71.9	$36.13	61.4	$41.52	29.2	$24.60

Exercisable at end of year	24.7	$27.50	16.3	$21.82	12.2	$14.97

      Weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2001, 2000 and 1999 is $5.69, $32.19 and $30.97 respectively.

      The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2001:

	Stock Options Outstanding			Stock Options Exercisable

		Weighted-	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

	(in millions)			(in millions)
$0.35 to $9.36	4.4	4.1 Years	$5.434	4.4	$5.434
$10.00 to $18.40	15.4	5.2 Years	$11.153	5.9	$12.972
$19.86 to $27.84	13.5	7.6 Years	$23.384	5.7	$23.226
$28.06 to $35.64	0.7	7.3 Years	$30.711	0.4	$30.811
$36.12 to $40.19	0.9	8.2 Years	$38.601	0.3	$38.650
$42.44 to $47.44	14.5	8.4 Years	$44.444	3.1	$44.401
$48.38 to $53.76	4.9	7.6 Years	$50.373	2.5	$50.390
$57.60 to $63.63	17.1	7.8 Years	$63.416	2.2	$62.587
$68.20 to $75.56	0.1	8.1 Years	$75.413	0.1	$75.397
$91.13 to $97.50	0.4	8.1 Years	$93.713	0.1	$93.713

Total	71.9			24.7

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      As of December 31, 2001, the Company had 173.6 million shares of its common stock reserved for issuance upon the exercise of warrants and stock options and the conversion of debt and preferred stock.

18.     Employee Benefit Plans

      Certain subsidiaries of the Company operate defined benefit pension plans in the UK and Switzerland. The assets of the Plans are held separately from those of the Company and are invested in specialized portfolios under the management of an investment group. The pension cost is calculated using the attained age method. The Company’s policy is to fund amounts to the defined benefit plans necessary to comply with the funding requirements as prescribed by the laws and regulations in the UK and Switzerland.

      At December 31, 2001, the projected benefit obligations of Cablecom’s and NTL Business’ defined benefit pension plans exceeded the fair value of its respective plan assets by $3.4 million and $3.0 million, respectively.

	Year Ended December 31,

	2001	2000

	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$324.1	$197.1
Acquisition	—	116.9
Service cost	17.3	16.7
Interest cost	16.8	16.8
Actuarial losses (gains)	5.4	(3.4)
Benefits paid	(9.3)	(8.3)
Foreign currency exchange rate changes	(8.2)	(11.7)

Benefit obligation at end of year	$346.1	$324.1

Change in plan assets
Fair value of plan assets at beginning of year	$420.2	$278.4
Acquisition	—	133.2
Actual return on plan assets	(46.0)	15.8
Company contributions	12.4	12.5
Plan participants’ contributions	6.5	6.2
Benefits paid	(9.4)	(8.3)
Foreign currency exchange rate changes	(12.1)	(17.6)

Fair value of plan assets at end of year	$371.6	$420.2

Funded status of the plan	$ 25.5	$96.1
Unrecognized net actuarial losses (gains)	5.4	(79.2)
Unrecognized transition obligation	5.8	6.2

Prepaid benefit cost	$ 36.7	$23.1

Actuarial assumptions:
Weighted average discount rate	4.50% – 6.00%	4.50	% – 6.00%
Weighted average rate of compensation increase	2.00% – 4.00%	2.00	% – 4.25%
Expected long-term rate of return on plan assets	5.50% – 7.50%	5.50	% – 7.75%

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      The components of net pension costs are as follows:

	Year Ended December 31,

	2001	2000	1999

	(in millions)
Service cost	$17.3	$16.7	$12.0
Interest cost	16.8	16.8	12.0
Actual return on plan assets	46.0	(15.7)	(43.1)
Net amortization and deferral	(79.5)	(19.4)	26.8

	$0.6	$(1.6)	$7.7

19.     Leases

      Certain of the Company’s facilities and equipment are leased under operating or capital leases.

      A summary of assets held under capital lease are as follows (in millions):

	December 31,

	2001	2000

Land, buildings and equipment	$100.3	$95.8
Less: accumulated depreciation	(28.5)	(22.2)

	$71.8	$73.6

      Future minimum annual payments at December 31, 2001 are as follows (in millions). The table reflects the Company’s contractual obligations, but the entire obligation has been classified as current.

	Capital	Operating
	Leases	leases

Year ending December 31:
2002	$9.3	$96.7
2003	8.2	73.9
2004	7.4	55.5
2005	6.5	44.0
2006	6.2	42.3
Thereafter	155.2	250.9

Total minimum lease payments	192.8	$563.3

Less: amount representing interest	(129.8)

Present value of net minimum obligations	63.0
Less: current portion	(63.0)

	$—

      Leases for buildings, office space and equipment extend through 2031. Total rental expense for the years ended December 31, 2001, 2000 and 1999 under operating leases was $90.9 million, $56.2 million and $36.7 million, respectively.

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

20.     Commitments and Contingent Liabilities

      At December 31, 2001, the Company was committed to pay approximately $1,672.0 million for equipment and services and for investments in and loans to affiliates. This amount includes approximately $1,238.0 million for operations and maintenance and other commitments through 2013.

      The Company has agreed to provide funds to its unconsolidated affiliates generally if and when requested to do so and only upon the satisfaction of certain conditions. The estimated aggregate amount as of December 31, 2001 was $73.9 million. These unconsolidated affiliates include the media partnerships with the Football League and with various UK football clubs for Internet marketing and sponsorships. The Company’s wholly-owned indirect subsidiary, Premium TV Limited, has entered into these football related partnerships.

      The Company had certain exclusive local delivery operator licenses for Northern Ireland and other franchise areas in the UK. Pursuant to these licenses, various subsidiaries of the Company were required to make monthly cash payments to the Independent Television Commission (“ITC”) during the 15-year license terms. Upon a request by the Company in 1999, the ITC converted all of the Company’s fee bearing exclusive licenses to non-exclusive licenses by the end of 1999. In 1999, the Company paid $30.1 million in connection with these licenses. Since the Company’s liability for the license payments ceased upon the conversion, in 1999 the Company reversed an accrual for franchise fees of $13.6 million.

      The Company is involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

21.     Industry Segments

      The Company has four reportable segments: Broadcast Services, Consumer Services, Business Services and Shared Services. The Broadcast Services segment operates in the UK and Australia and includes digital and analog television and radio broadcasting, rental of antenna space on the Company’s owned and leased towers and sites and associated services, and satellite and media services. Consumer Services include telephony, cable television, Internet access and interactive services in regional franchise areas in the UK, Ireland, France and Switzerland. The Business Services segment operates primarily in the UK and includes telephony, national and international wholesale carrier telecommunications, and radio communications services to the emergency services community. Shared Services principally include network and information technology management, finance, human resources and facilities management. Shared Services also includes assets and related depreciation and amortization that are not allocated to another segment.

      The accounting policies of the segments are the same as those described in the Significant Accounting Policies note. The Company’s management evaluates segment performance based on various financial and non-financial measurements. The Company’s primary measure of profit or loss is EBITDA. The results of operations data utilized in financial measurements are revenues and EBITDA, which is earnings before interest, taxes, depreciation and amortization, franchise fees, non-cash compensation, other charges, corporate expenses, asset impairments, share of (losses) from equity investments, other (losses) gains, foreign currency transactions gains (losses) and extraordinary items. Certain selling, general and administrative expenses are allocated to segments based on revenues. Management does not allocate costs of shared services departments and jointly used assets for purposes of measuring segment performance. The reportable segments are strategic business units that are managed separately and offer different services.

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Broadcast	Consumer	Business	Shared	Total

	(in millions)
Year ended December 31, 2001
Revenues	$344.0	$2,514.6	$840.6	$—	$3,699.2
Depreciation and amortization	109.3	2,431.8	587.9	41.5	3,170.5
EBITDA(1)	170.6	774.2	335.2	(571.7)	708.3
Expenditures for long-lived assets	145.2	1,373.2	172.1	599.5	2,290.0
Total assets(2)	1,206.8	11,395.9	3,289.7	941.8	16,834.2
Year ended December 31, 2000
Revenues	$318.8	$1,819.8	$702.2	$—	$2,840.8
Depreciation and amortization	88.3	1,825.6	184.2	24.7	2,122.8
EBITDA(1)	151.9	447.6	226.2	(481.6)	344.1
Expenditures for long-lived assets	102.6	1,822.3	724.6	281.5	2,931.0
Total assets(3)	1,219.4	22,672.6	3,746.0	745.7	28,383.7
Year ended December 31, 1999
Revenues	$297.3	$834.3	$452.5	$—	$1,584.1
Depreciation and amortization	76.8	581.3	104.1	29.1	791.3
EBITDA(1)	150.1	233.5	106.6	(279.3)	210.9
Expenditures for long-lived assets	74.5	591.3	356.7	131.8	1,154.3
Total assets(4)	1,167.7	6,783.2	1,319.1	2,941.6	12,211.6

(1)	Represents earnings before interest, taxes, depreciation and amortization, franchise fees, non-cash compensation, other charges, corporate expenses, asset impairments, share of (losses) from equity investments, other (losses) gains, foreign currency transaction (losses) gains and extraordinary items.

(2)	At December 31, 2001, shared assets included $318.0 million of cash and cash equivalents, $0.1 million of goodwill and $623.7 million of other assets.

(3)	At December 31, 2000, shared assets included $487.1 million of cash, cash equivalents and marketable securities, $0.3 million of goodwill and $258.3 million of other assets.

(4)	At December 31, 1999, shared assets included $2,669.4 million of cash, cash equivalents and marketable securities and $272.2 million in other assets.

NTL Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      The reconciliation of segment combined EBITDA to loss before income taxes and extraordinary item is as follows:

	Year Ended December 31,

	2001	2000	1999

	(in millions)
Segment Combined EBITDA	$708.3	$344.1	$210.9
(Add) Deduct:
Franchise fees	—	—	16.5
Non-cash compensation	30.6	—	—
Other charges	311.7	92.7	16.2
Corporate expenses	66.8	47.5	29.4
Asset impairments	9,511.3	—	—
Depreciation and amortization	3,170.5	2,122.8	791.3
Interest income and other, net	(51.1)	(72.5)	(67.8)
Interest expense	1,440.9	1,036.8	680.7
Share of losses from equity investments	244.6	70.9	18.4
Other losses (gains)	147.4	—	(493.1)
Foreign currency transaction losses (gains)	13.7	120.6	(12.7)

	14,886.4	3,418.8	978.9

Loss before income taxes and extraordinary item	$(14,178.1)	$(3,074.7)	$(768.0)

22.     Geographic Information

	United
	States	UK	Switzerland	Other	Total

	(in millions)
2001
Revenues	$—	$3,170.3	$393.5	$135.4	$3,699.2
Long-lived assets	17.3	11,844.8	2,630.9	788.1	15,281.1
2000
Revenues	$—	$2,434.8	$277.3	$128.7	$2,840.8
Long-lived assets	26.7	21,751.7	3,839.8	974.1	26,592.3
1999
Revenues	$—	$1,508.2	$—	$75.9	$1,584.1
Long-lived assets	1.6	8,227.6	—	663.8	8,893.0

23.     Subsequent Event

      On April 2, 2002, the Company announced that it completed the sale of its Australian broadcast business to Macquarie Bank for A$850.0 million ($434.9 million) in an all cash transaction. The net proceeds from the sale after the repayment of the outstanding bank credit facility and transaction related costs were approximately A$574.0 million ($293.7 million).

NTL Incorporated

Schedule I — Condensed Financial Information of Registrant

Condensed Balance Sheets

	December 31,

	2001	2000

	(in millions)
Assets
Current assets:
Cash and cash equivalents	$124.3	$69.2
Marketable securities	–	60.0
Other	1.0	0.9

Total current assets	125.3	130.1
Investments in and loans to affiliates, net	—	10,326.9
Deferred financing costs, net of accumulated amortization of $0.2 (2001) and none (2000)	3.9	—
Note receivable from CoreComm Limited, net of allowance of $7.0	9.2	—

Total assets	$138.4	$10,457.0

Liabilities and shareholders’ (deficiency) equity
Current liabilities	$142.3	$6.4
Investments in and loans to affiliates, net	3,764.8	—
Redeemable preferred stock	2,773.7	2,083.2
Shareholders’ (deficiency) equity:
Series preferred stock	—	—
Common stock	2.8	2.7
Additional paid-in capital	13,720.0	13,764.7
Accumulated other comprehensive (loss)	(1,072.8)	(448.9)
(Deficit)	(19,192.4)	(4,951.1)

	(6,542.4)	8,367.4

Total liabilities and shareholders’ (deficiency) equity	$138.4	$10,457.0

See accompanying notes.

NTL INCORPORATED

Schedule I — Condensed Financial Information of Registrant — (Continued)

Condensed Statements of Operations

		For the Period from
	Year Ended	May 18, 2000 to
	December 31, 2001	December 31, 2000

	(in millions)
Costs and expenses
Asset impairments	$426.3	$—
Corporate expenses	29.4	9.4
Amortization	0.2	—

Operating (loss)	(455.9)	(9.4)
Other income (expense)
Interest income and other, net	4.7	10.9
Interest expense	(5.3)	—
Foreign currency transaction (losses) gains	(0.4)	1.9

(Loss) income before income taxes and equity in net (loss) of affiliates	(456.9)	3.4
Income tax expense	—	(0.2)

(Loss) income before equity in net (loss) of affiliates	(456.9)	3.2
Equity in net (loss) of subsidiaries	(13,784.4)	(2,966.9)

Net (loss)	(14,241.3)	(2,963.7)
Preferred stock dividend	(325.7)	(194.0)

Net (loss) available to common shareholders	$(14,567.0)	$(3,157.7)

See accompanying notes.

NTL Incorporated

Schedule I—Condensed Financial Information of Registrant (continued)

Condensed Statements of Cash Flows
(in millions)

	Year Ended	For the Period from May 18, 2000
	December 31, 2001	to December 31, 2000

Net cash (used in) provided by operating activities	$(6.2)	$0.7
Investing activities
Purchase of marketable securities	—	(96.9)
Proceeds from sales of marketable securities	60.3	202.6
Contribution to subsidiary	—	(4.3)
Due from CoreComm Limited	(15.0)	—
Decrease in investments in and loans to affiliates	(92.9)	(4,229.3)

Net cash (used in) investing activities	(47.6)	(4,127.9)
Financing activities
Proceeds from borrowings, net of financing costs	95.9	—
Proceeds from exercise of stock options and warrants	—	6.8
Proceeds from issuance of preferred stock	—	1,862.0
Proceeds from issuance of common stock	13.0	2,327.6

Net cash provided by financing activities	108.9	4,196.4

Increase in cash and cash equivalents	55.1	69.2
Cash and cash equivalents at beginning of period	69.2	–

Cash and cash equivalents at end of period	$124.3	$69.2

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3.1	$—
Supplemental schedule of non-cash financing activities
Accretion of dividends and discount on preferred stock	$220.8	$78.1
Conversion of Convertible Notes, net of unamortized deferred financing costs	128.3	—
Common stock and stock options issued for acquisition	4.3	—
Redeemable preferred stock issued for investment in affiliates	518.0	—

See accompanying notes.

NTL Incorporated

Schedule I — Condensed Financial Information of the Registrant

Notes to Condensed Financial Statements

1. Corporate Restructuring

      On May 18, 2000, NTL Incorporated completed a corporate restructuring to create a holding company structure. The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Incorporated at the effective time of the merger became stockholders of the new holding company, and NTL Incorporated became a subsidiary of the new holding company. The new holding company has taken the name NTL Incorporated (the “Company”) and the holding company’s subsidiary simultaneously changed its name to NTL (Delaware), Inc.

2. Basis of Presentation

      In the Company’s condensed financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in the undistributed earnings of the subsidiaries. The Company’s share of net loss of its subsidiaries is included in net loss using the equity method of accounting. The condensed financial statements should be read in conjunction with the Company’s consolidated financial statements.

3. Redeemable Preferred Stock

      Dividends on the Variable Coupon Redeemable Preferred Stock, Series A (“Variable Coupon Redeemable Preferred Stock”) are payable quarterly at the Company’s option in cash or additional shares of Variable Coupon Redeemable Preferred Stock at a quarterly rate based on a quotient of (x) the sum of (1) the EURIBOR Rate in effect on the first day of every dividend period plus (2) 2.5% over (y) four, per share. The Variable Coupon Redeemable Preferred Stock has a stated value and liquidation preference of $10,000 per share and is mandatorily redeemable for cash by the Company on May 18, 2002. The Company’s 27% interest in Noos is pledged to France Telecom to secure the mandatory redemption obligation under its Variable Coupon Redeemable Preferred Stock.

      Dividends on the 6.5% Fixed Coupon Redeemable Preferred Stock, Series A (“6.5% Redeemable Preferred Stock”) are cumulative and are payable in cash upon redemption. The 6.5% Redeemable Preferred Stock has a stated value and liquidation preference of $10,000 per share and is mandatorily redeemable for cash by the Company on May 18, 2007.

      Dividends on the Cumulative Convertible Preferred Stock, Series A (“Convertible Preferred Stock”) are payable quarterly in additional shares of Convertible Preferred Stock, at the following quarterly dividend rates: (i) from September 12, 2001 through March 26, 2002, $13.44 per share, (ii) from March 27, 2002 through March 26, 2003, $21.23 per share and (iii) from March 27, 2003 through March 26, 2004, $26.61 per share. Once the Convertibility Date (as defined below) is set, the quarterly dividend rate resets to $16.12 per share and the Convertible Preferred Stock becomes eligible for conversion into shares of the Company’s common stock beginning on a “Convertibility Date,” at which time the conversion price is set at 125% of the immediately preceding 25 trading day volume-weighted average price of the Company’s common stock (the “Convertibility Base Price”). The Convertibility Date is as follows: March 27, 2002, unless the Company elects to delay convertibility until March 27, 2003 or, alternatively, redeems, at its option, all shares of the Convertible Preferred Stock on March 27, 2002 in cash; if the Company has delayed, March 27, 2003, unless the Company elects again to delay convertibility until March 27, 2004, which it may only do if the Convertibility Base Price would be less than or equal to $65.00 per share (as may be adjusted for certain antidilutive events); the Company may also elect, instead, to redeem all shares of the Convertible Preferred Stock on March 27, 2003 in cash; if the Company has delayed, March 27, 2004, unless the Company elects to redeem all shares of the Convertible Preferred Stock on March 27, 2004 in cash. In no event will the Convertibility Date be after March 27, 2004. In March 2002, the company elected to delay the Convertibility Date until at least March 27, 2003. The Convertible Preferred Stock has a stated value and liquidation preference of $1,075.17 per share and is mandatorily redeemable for cash by the Company on March 27, 2009.

NTL Incorporated

Schedule I — Condensed Financial Information of the Registrant — (Continued)

Notes to Condensed Financial Statements

Holders of Convertible Preferred Stock other than any commercial bank or their affiliates may at any time elect, subject to some conditions, to exchange their Convertible Preferred Stock for up to a 50% interest in an entity holding the Company’s Swiss operations.

      Dividends on the 13% Senior Redeemable Exchangeable Preferred Stock (the “Redeemable Preferred Stock”) accrue at 13% per annum ($130 per share) and are payable quarterly in arrears. Dividends accruing on or prior to February 15, 2004 may, at the option of the Company, be paid in cash, by the issuance of additional Redeemable Preferred Stock or in any combination of the foregoing. The Redeemable Preferred Stock may be redeemed, at the Company’s option, in whole or in part, at any time after February 15, 2002 at a redemption price of 106.5% of the liquidation preference of $1,000 per share that declines annually to 100% in 2005, in each case together with accrued and unpaid dividends to the redemption date. The Redeemable Preferred Stock is subject to mandatory redemption on February 15, 2009. On any scheduled dividend payment date, the Company may, at its option, exchange all of the shares of Redeemable Preferred Stock then outstanding for the Company’s 13% Subordinated Exchange Debentures due 2009.

4. Note Payable to NTL Communications Corp.

      On September 28, 2001, NTL Communications Corp., a wholly-owned indirect subsidiary of the Company, loaned the Company $150.0 million in cash and received 15.0% Promissory Notes due September 30, 2004. Interest is payable monthly in cash at a rate of 15.0% per annum beginning on October 31, 2001. The loan is included in investments in and loans to affiliates.

5. Other

      No cash dividends were paid to the registrant by subsidiaries for the year ended December 31, 2001 and for the period from May 18, 2000 to December 31, 2000.

      The Company is a joint obligor for the NTL (Delaware), Inc. 5 3/4% Convertible Subordinated Notes due December 15, 2009 and for the NTL Communications Corp. 7% Convertible Subordinated Notes due December 15, 2008. The Company is a co-obligor on a subordinated basis for the NTL Communications Corp. 6 3/4% Convertible Senior Notes due May 15, 2008.

NTL Incorporated and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

Col. A	Col. B	Col. C		Col. D		Col. E

		Additions

			(2)
		(1)	Charged to
	Balance at	Charged to	Other	(Deductions)/		Balance
	Beginning of	Costs And	Accounts —	Additions		at End
Description	Period	Expenses	Describe	Describe		of Period

	(in millions)
Year ended December 31, 2001
Allowance for doubtful accounts	$141.4	$60.7	$—	$(68.3	)(a)	$133.8

Allowance for loans receivable	$—	$37.2	$—	$—		$37.2

Year ended December 31, 2000
Allowance for doubtful accounts	$85.6	$98.9	$—	$(43.1	)(b)	$141.4

Year ended December 31, 1999
Allowance for doubtful accounts	$38.5	$46.2	$—	$0.9	(c)	$85.6

(a)	Uncollectible accounts written-off, net of recoveries of $64.3 million and $4.0 million foreign currency translation adjustments.

(b)	Uncollectible accounts written-off, net of recoveries of $90.4 million and $5.5 million foreign exchange currency translation adjustments, offset by $52.8 million allowance for doubtful accounts as of acquisition dates of purchased subsidiaries.

(c)	Uncollectible accounts written-off, net of recoveries of $15.6 million and $1.2 million foreign exchange currency translation adjustments, offset by $17.7 million allowance for doubtful accounts as of acquisition dates of purchased subsidiaries.