Form 10-K/A
period 2001-12-31
NTL INC/DE/
filed 2002-04-30
CIK 1114937

==============================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-K/A
                              Amendment No. 1


(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                     or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

                        Commission file no. 0-30673

                              ---------------

                              NTL INCORPORATED
           (Exact name of registrant as specified in its charter)


                          Delaware                            13-4105887
               (State or other jurisdiction of             (I.R.S. Employer
               incorporation or organization)              Identification No.)


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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    Indicate by check mark whether disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No |X|

    The aggregate market value of the Registrant's voting stock held by non-affiliates at March 26, 2002, the last day before suspension of trading on the NYSE of the Registrant's common stock, valued in all cases in accordance with the New York Stock Exchange closing sale price for the Registrant's common stock on such date, was approximately $44,114,400.

    Number of shares of common stock outstanding as at March 26, 2002:
276,626,476

==============================================================================





         NTL Incorporated (the "Company" or "NTL") is amending its Form 10-K for the fiscal year ended December 31, 2001 to include Part III.


                                  PART III

Item 10. Directors and Officers of the Registrant

         The following table provides information about the Company's directors and executive officers.


     Name                              Age        Title
     ----                              ---        -----

     George S. Blumenthal              58         Chairman of the Board
     Barclay Knapp                     45         President and Chief Executive Officer
     Eric Bouvier                      48         Director
     Robert T. Goad                    47         Director
     Bernard Izerable                  45         Director
     Sidney R. Knafel                  71         Director
     Ted H. McCourtney                 63         Director
     Alan J. Patricof                  67         Director
     Warren Potash                     70         Director
     Jean-Louis Vinciguerra            58         Director
     Michael S. Willner                50         Director
     Richard J. Lubasch                55         Executive Vice President, General Counsel and Secretary
     John F. Gregg                     37         Chief Financial Officer and Senior Vice President
     Stephen A. Carter                 38         Senior Vice President and Chief Operating Officer for UK and Ireland
                                                  Operations
     Bruno Claude                      44         Senior Vice President and Chief Operating Officer for NTL Europe
     Gregg N. Gorelick                 43         Vice President - Controller
     Bret Richter                      32         Vice President - Corporate Finance and Development
     Steven L. Wagner                  50         Managing Director - Consumer Services for NTL Europe


         George S. Blumenthal has been Chairman, Treasurer and a director of the Company since its formation. Mr. Blumenthal was also Chief Executive Officer of the Company until October 1996. Mr. Blumenthal was President of Blumenthal Securities, Inc. (and its predecessors), a member firm of the New York Stock Exchange, from 1967 until 1992. Mr. Blumenthal was Chairman, Treasurer and a director of Cellular Communications, Inc. ("CCI"), which positions he held since CCI's founding in 1981 until its merger in August 1996 into a subsidiary of AirTouch Communications, Inc. (the "CCI Merger"). Mr. Blumenthal was also Chairman, Treasurer and a director of Cellular Communications of Puerto Rico, Inc. until the Company's sale in August 1999. Mr. Blumenthal is also Chairman Emeritus and a director of CoreComm Limited ("CoreComm") and is a director of Sotheby's Holdings, Inc.

         Barclay Knapp is President, Chief Executive Officer and a director of the Company and has held these positions since its formation with the exception that Mr. Knapp was Chief Operating Officer until October 1996 when he was appointed Chief Executive Officer. In addition, Mr. Knapp was Executive Vice President and Chief Operating Officer of Cellular Communications International, Inc. ("CCII") until June 1998. Mr. Knapp was also President, Chief Executive Officer and a director of Cellular Communications of Puerto Rico, Inc. ("CCPR") until its sale in August 1999, with the exception that Mr. Knapp was Chief Operating Officer until March 1998 when he was appointed Chief Executive Officer, and is also Chairman and a director of CoreComm. Mr. Knapp is also a director of Bredbandsbolaget, a Swedish company in which NTL holds a 34% interest and is also a director of Cablecom, a Swiss company in which NTL holds 100% interest.

         Eric Bouvier has been a director of the Company since January 2002. Mr. Bouvier is the Senior Vice President, Head of Mergers and Acquisitions of France Telecom. Mr. Bouvier joined France Telecom in 1999, to head the Mergers and Acquisitions group, under the authority of the Executive Senior Vice President and Chief Financial Officer. Prior to working at France Telecom Mr. Bouvier was employed at Banque Indosuez. Mr. Bouvier occupied successively different positions at Banque Indosuez, culminating at the position of Partner of Financiere Indosuez, the investment and M&A advisory services subsidiary of Banque Indosuez. Mr. Bouvier is also member of the Supervisory Board of Mobilcom in Germany, and of TPSA in Poland.

         Robert T. Goad has been a director of the Company since March 1999. Mr. Goad was a director and the Chief Executive Officer of Diamond Cable Communications Plc from May 1994 to March 8, 1999, and served as Chief Financial Officer from May 1994 until July 1995. Mr. Goad is a founder of and principal in ECE Management International, LLC and has been President of Columbia Management, Inc. since 1984. Mr. Goad is also a director of B/G Communications, LLC, B/G Enterprises, LLC, B/G Properties, LLC, Diveo Broadband Networks, Inc. and Grupo Clarin, S.A.

         Bernard Izerable has been a director of the Company since May 2000. Mr. Izerable has been International Executive Vice President of France Telecom since January 2000. From March 1996 until December 1999 Mr. Izerable was Senior Vice President for Europe within France Telecom's International Development Division. Prior to March 1996, Mr. Izerable served in various positions at France Telecom since 1982, other than from 1989 to 1991 when Mr. Izerable worked in the Strategic Planning and Market Analysis Division of Nynex (USA) as part of a two year exchange program between the two companies.

         Sidney R. Knafel, a director of the Company since its formation, has been Managing Partner of SRK Management Company, a private investment company, since 1981. In addition, Mr. Knafel is Chairman of Insight Communications, Inc. and BioReliance Corporation. Mr. Knafel is also a director of General American Investors Company, Inc., IGENE Biotechnology, Inc. and some privately owned companies.

         Ted H. McCourtney, a director of the Company since its formation, retired on June 30, 2000 as a General Partner of Venrock Associates, a venture capital investment partnership, a position he held since 1970. Mr. McCourtney also serves as a director of CareMark RX, Inc., and Visual Networks, Inc.

         Alan J. Patricof has been a director of the Company since its formation. Mr. Patricof is Chairman of APAX Partners, formerly known as Patricof & Co. Ventures, Inc., a venture capital firm he founded in 1969. Mr. Patricof serves as a director of CoreComm and Boston Properties, Inc., which are publicly held, and Johnny Rockets Group, Inc., which is a privately held company.

         Warren Potash has been a director of the Company since its formation. Mr. Potash retired in 1991 as President and Chief Executive Officer of the Radio Advertising Bureau, a trade association, a position he held since February 1989. Prior to that time and beginning in 1986, he was President of New Age Communications, Inc., a communications consultancy firm. Until his retirement in 1986, Mr. Potash was a Vice President of Capital Cities/ABC Broadcasting, Inc., a position he held since 1970. Mr. Potash is also a director of CoreComm.

         Jean-Louis Vinciguerra has been a director of the Company since August 1999. Mr. Vinciguerra was an executive officer of BZW from 1995 until 1996 and served as the representative to Asia for Credit Agricole Indosuez from 1997 until 1998. He has been Senior Executive Vice President and Chief Financial Officer of France Telecom since 1998.

         Michael S. Willner, a director of the Company since October 1993, is President, CEO, and a Director of Insight Communications, Inc., the eighth largest cable company in the U.S. He also is a director of C-SPAN and CableLabs, and is the Chairman and member of the executive committee of the board of directors of the National Cable Television Association.

         Richard J. Lubasch is the Company's Executive Vice President -- General Counsel and Secretary, and has been the Company's Senior Vice President -- General Counsel and Secretary since its formation. Mr. Lubasch was also Senior Vice President -- General Counsel and Secretary of CCPR prior to its sale in August 1999. Mr. Lubasch also held these titles, as well as Treasurer, at CCII prior to its sale in March 1999.

         John F. Gregg has been the Company's Chief Financial Officer and Senior Vice President since June 1999. Prior to June 1999, Mr. Gregg was Vice President of Corporate Development since June of 1997. Mr. Gregg joined the Company in 1994 as Managing Director of Corporate Development. He is Vice Chairman and a director of Virgin Net, a joint venture between the Company and Virgin Communications Group, a director of Bredbandsbolaget, a Swedish company in which NTL holds a 34% interest and a director of eKabel Hessen GmbH, a German company in which NTL holds a 32.5% interest. Mr. Gregg is also a director of Two Way TV, an interactive programming company. Prior to his employment by the Company, Mr. Gregg was employed by Golder, Thoma & Cressey, a venture capital firm.

         Stephen A. Carter is the Company's Senior Vice President and Chief Operating Officer of its UK and Ireland operations. Before joining NTL in November 2000, Mr. Carter was with J. Walter Thompson, having been appointed Managing Director of J. Walter Thompson's London Office in 1994, and, three years later took overall control as Chief Executive Officer of
J. Walter Thompson's UK and Ireland Group. Mr. Carter is also a non-Executive Director of Trucost Plc and a Trustee of Raleigh International, a registered UK charity.

         Bruno Claude is the Company's Senior Vice President and the Chief Operating Officer for NTL Europe. Prior to joining the Company in October 2000, Mr. Claude was Managing Director of CEA Capital Advisor, the affiliate of CEA responsible for the firm's private equity activities. Prior to this, Mr. Claude held various positions with Prime Cable, a company operating Cable Television Systems across the United States. From 1987 to 1991, Mr. Claude was Director of Operations and in 1991, he was appointed Managing Director of PrimeComm, a company formed by Prime Cable to acquire interests in businesses involved in the broader telecommunications arena.

         Gregg N. Gorelick has been the Company's Vice President -- Controller since its formation. From 1981 to 1986 he was employed by Ernst & Whinney (now known as Ernst & Young LLP). Mr. Gorelick is a certified public accountant and was Vice President -- Controller of CCI from 1986 until the CCI Merger. He is also Senior Vice President - Controller and Treasurer of CoreComm, and was Vice President -- Controller at CCII prior to its sale in March 1999 and at CCPR prior to its sale in August 1999.

         Bret Richter is the Company's Vice President for Corporate Finance and Development. Mr. Richter is primarily responsible for the Company's strategic initiatives, mergers and acquisitions, investor relations and capital raising activities. Prior to joining NTL in September 1994, Mr. Richter was a member of the media and telecommunications investment banking group at Salomon Brothers, where he specialized in mergers and acquisitions.

         Steven L. Wagner is the Managing Director of Consumer Services for
NTL Europe. Mr. Wagner is responsible for managing the Company's consumer businesses across the European continent. Prior to his current position Mr. Wagner was the Group Managing Director for Media and Marketing for NTL UK.
Mr. Wagner joined the Company in 1994 with management responsibility for the Company's consumer business. Mr. Wagner has spent over 15 years in consumer and business related activities. Prior to joining the Company, Mr. Wagner served most recently as Vice President, Eastern Region for the Walt Disney Company's premium television network.

         Executive officers of the Company are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities file with the SEC, and with each exchange on which the common stock trades, initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by the SEC's regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation


                           EXECUTIVE COMPENSATION
          COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

POLICY

         The Compensation and Option Committee (the "Compensation Committee") of the Board of Directors has the responsibility for the design and implementation of the Company's executive compensation program. The Compensation Committee is composed entirely of non-employee directors. The current members of the Compensation Committee are Sidney R. Knafel, Ted H. McCourtney and Jean-Louis Vinciguerra.

         The Company's executive compensation program is designed to be linked to corporate performance. To this end, the Company has developed an overall compensation strategy and specific compensation plans that tie a very significant portion of an executive's aggregate compensation to the appreciation in the Company's stock price. In addition, executive bonuses are linked to the achievement of operational goals and therefore relate to stockholder return. The overall objective of this strategy is to attract and retain executive talent, to motivate these executives to achieve the goals inherent in the Company's business strategy and to link executive and stockholder interests through equity-based compensation, thereby seeking to enhance the Company's profitability and stockholder value.

         Each year the Compensation Committee conducts a review of the Company's executive compensation program to determine the appropriate level and forms of compensation. Such review permits an annual evaluation of the link between the Company's performance and its executive compensation.

         In assessing compensation levels for the named executives, the Compensation Committee recognizes the fact that certain executives have participated in the development of the Company (and its predecessors) from its earliest stages. In determining the annual compensation for the Chief Executive Officer, the Compensation Committee uses the same criteria as it does for the other named executives.


BASE SALARY AND BONUS

         In furtherance of the Company's incentive-oriented compensation goals set forth above, cash compensation (annual base salary and bonus) is generally set below levels paid by comparable sized telecommunications companies and is supplemented by equity-based option grants. With respect to fiscal year 2001, the aggregate annual base salary paid by the Company for the named executive officers increased in the aggregate by approximately $117,000 from 2000 levels. The 2001 base salary for the Chief Executive Officer increased $33,427 to $277,260.

STOCK OPTIONS

         Under the Company's stock option plan, stock options were granted to certain of the named executive officers during 2001. Information with respect to such option grants to the named executive officers is set forth in the table entitled "Option Grants in Last Fiscal Year."

         Stock options are designed to align the interests of executives with those of stockholders. The options generally are granted at an exercise price equal to the market price of the common stock on the date of grant and vest over a period of five years.

         Accordingly, the executives are provided additional incentive to create stockholder value over the long term since the full benefit of the options cannot be realized unless stock price appreciation occurs over a number of years. In determining individual option grants, the Compensation Committee takes into consideration the number of options previously granted to that individual, the amount of time and effort dedicated to the Company during the preceding year and expected commitment to the Company on a forward-looking basis. The Compensation Committee also strives to provide each option recipient with an appropriate incentive to increase stockholder value, taking into consideration their cash compensation levels.

         In 1996, 1997 and 1999, Mr. Knapp did not receive an option grant. In 1995, Mr. Knapp received an option to purchase 416,668 shares of common stock with an exercise price of $14.64. In 1998, Mr. Knapp received an option to purchase 1,484,375 shares of Common Stock with an exercise price of $23.36. In 2000, Mr. Knapp received an option to purchase 7,250,000 shares of common stock with an exercise price of $63.63. In 2001 Mr. Knapp received an option to purchase 5,000,000 shares of common stock with an exercise price of $10.00. Mr. Knapp now owns 459,967 shares of common stock and holds options to purchase an additional 16,185,250 shares.


COMPENSATION DEDUCTION CAP POLICY

         In 1996, the Company's stockholders approved an amendment to the Company's 1993 Employee Stock Option Plan (the "1993 Plan") to, among other things, comply with the requirements regarding non-deductibility of compensation in excess of $1 million under sec.162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Any compensation realized from the exercise of such stock options granted pursuant to the 1993 Plan at fair market value as of the date of grant thus generally would be exempt from the deduction limitations under sec.162(m) of the Code. Compensation realized from the exercise of stock options not granted pursuant to a plan or granted pursuant to the Company's 1998 Non-Qualified Stock Option Plan would not be exempt from the deduction limitation under sec.162(m) of the Code. Other annual compensation, such as salary and bonus, is not expected to exceed $1 million per executive.

                   THE COMPENSATION AND OPTION COMMITTEE

                                                           Sidney R. Knafel
                                                          Ted H. McCourtney
                                                     Jean-Louis Vinciguerra


GENERAL

     The following table discloses compensation received by the Company's Chief Executive Officer and the four other most highly paid executive officers for the three years ended December 31, 2001.


                                              Summary Compensation Table

                                                  Annual Compensation               Long-Term Compensation
                                                  -------------------               ----------------------
                                                                                     Awards             Payouts
                                                                                     ------             -------
                                                                                          Securities
                                                                              Restricted  Underlying
                                                               Other Annual      Stock     Options/      LTIP     All Other
                                             Salary      Bonus Compensation    Awards(s)     SARs       Payouts Compensation
Name and Principal Position         Year       ($)        ($)     ($)             ($)         (#)         ($)      ($)(1)
---------------------------         ----       ---        ---     ------          ---         ---         ---      ------

Barclay Knapp..............         2001    277,260    561,138          --           --   5,000,000         --      7,000
   President and Chief              2000    243,833    249,813          --           --   7,250,000         --     17,200
     Executive Officer              1999    273,333    262,500          --           --          --         --     16,000

George S. Blumenthal.......         2001    277,260    561,138          --           --   5,000,000         --      7,000
   Chairman and Treasurer           2000    243,833    249,813          --           --   7,250,000         --     17,200
                                    1999    273,333    262,500          --           --          --         --     16,000

Richard J. Lubasch.........         2001    233,692    384,875          --           --     --              --      7,000
   Executive Vice                   2000    205,517    178,438          --           --     500,000         --     17,200
     President--General             1999    235,083    187,500          --           --     117,188         --     16,000
     Counsel and Secretary

John F. Gregg..............         2001    240,220    591,250          --           --          --         --      7,000
   Chief Financial Officer and      2000    214,960    228,125          --           --   1,000,000         --     17,200
     Senior Vice President          1999    201,400    187,500          --           --     156,250         --     16,000

Stephen A. Carter...........        2001    431,790    278,112          --           --          --         --      6,738
   Senior Vice President and        2000     60,636         --          --           --     400,000         --     38,384
     Chief Operating Officer        1999         --         --          --           --          --         --         --
     UK and Ireland operations

--------------
(1)      All other compensation reflects the Company's match of employee contributions to a 401(k) plan or in the case of Stephen Carter, contributions to Mr. Carter's UK executive pension scheme.


OPTION GRANTS TABLE

         The following table provides information on stock option grants during 2001 to the named executive officers.


                                           Option Grants in Last Fiscal Year(1)

                                                         Individual Grants
                                                         -----------------
                                       Number of
                                      Securities      % of Total                                 Potential Realizable Value
                                      Underlying        Options                                    at Assumed Annual Rate
                                        Options       Granted to    Exercise or                  of Stock Price Appreciation
                                        Granted      Employees in   Base Price   Expiration          for Option Term(3)
Name                                      (#)         Fiscal Year   ($/Share)      Date            5%($)          10%($)
----                                      ---         -----------   ----------     ----            -----          ------

Barclay Knapp.......................  5,000,000(2)       38.76%      10.00        11/06/11               0     14,071,800
George G. Blumenthal................  5,000,000(2)       38.76%      10.00        11/06/11               0     14,071,800
Richard J. Lubasch..................            --           --         --              --              --             --
John F. Gregg.......................            --           --         --              --              --             --
Stephen A. Carter...................            --           --         --              --              --             --

(1) Upon a change of control of the Company, all unvested options become fully vested and exercisable.

(2) The options were granted on November 7, 2001 at an exercise price which was more than twice as high as the closing price of the common stock on The New York Stock Exchange on such date; 20% were exercisable upon issuance; an additional 20% became exercisable on January 1, 2002 and an additional 20% will become exercisable on each of January 1, 2003, 2004 and 2005.

(3) The amounts shown in these columns are the potential realizable value of options granted at assumed rates of stock price appreciation (5% and 10%) specified by the SEC based on the closing price of our common stock on the grant date which was $4.94, and have not been discounted to reflect the present value of such amounts. Our common stock closed at $0.20 on March 26, 2002, the last day our stock traded on the New York Stock Exchange before suspension. The assumed rates of stock price appreciation are not intended to forecast the future appreciation of the common stock.


OPTION EXERCISES AND YEAR-END VALUE TABLE

The following table provides information on stock option exercises during 2001 by the named executive officers and the value at December 31, 2001 of unexercised in-the-money options held by each of the named executive officers.


                    Aggregated Option Exercises in Last Fiscal Year-End and Fiscal Year-End Option Values

                                                                                          Number of
                                                                                         Securities         Value of
                                                                                         Underlying        Unexercised
                                                                                         Unexercised      In-the-Money
                                                                                         Options at        Options at
                                                           Shares                         FY-End(#)        FY-End($)*
                                                         Acquired on      Value        Exercisable(E)/   Exercisable(E)/
Name                                                     Exercise(#)   Realized($)    Unexercisable(U)  Unexercisable(U)
----                                                     -----------   -----------    ----------------  ----------------

Barclay Knapp...............................               91,020          747,411      4,769,625(E)               0 (E)
                                                                                       11,415,625(U)               0 (U)
George S. Blumenthal........................              156,248          184,807      4,345,481(E)               0 (E)
                                                                                       11,415,625(U)               0 (U)
Richard J. Lubasch..........................                   --               --        816,352(E)               0 (E)
                                                                                          498,438(U)               0 (U)
John F. Gregg...............................                   --               --        752,084(E)               0 (E)
                                                                                        1,143,750(U)               0 (U)
Stephen A. Carter...........................                   --               --        240,000(E)               0 (E)
                                                                                          160,000(U)               0 (U)

------------
o    Based on the closing price on the NYSE on December 31, 2001 of $0.94, there were no in-the-money options.


COMPENSATION OF DIRECTORS

         Our non-employee directors are paid $500 for each general meeting and committee meeting they attend. We reimburse our non-employee directors for their out-of-pocket costs associated with attending.

EMPLOYMENT CONTRACTS

         None of our Chief Executive Officer or named executive officers are party to employment contracts with the Company other than Stephen A. Carter. Mr. Carter and the Company entered into an employment agreement on December 6, 2000 for an initial term of two years, which will be extended for successive
12 month terms unless notice is given by either the Company or Mr. Carter at least 12 months prior to the end of the initial term or the extended term, as the case may be. The agreement entitles Mr. Carter to a base salary of UK 300,000 per year and variable compensation of between UK 150,000 and UK 300,000 per year, subject to increase at the discretion of the Company's compensation committee. The agreement also provided for an initial award of 400,000 stock options, exercisable at the market price on the date of the grant, under the Company's stock option plan and provides for additional grants of 50,000 share options, under the Company's then existing stock option plan, at the commencement of the second year of the initial term and the commencement of any extended terms. Pursuant to the employment agreement, Mr. Carter is subject to standard non-competition, non-solicitation and confidentiality provisions.



PERFORMANCE GRAPH

         The following graph compares the cumulative return on the common stock with the Nasdaq Stock Market (U.S.) Index (the "Nasdaq (U.S.) Index"), the Center for Research in Security Prices Index of Nasdaq Telecommunications Stocks (the "CRSP Index") and the Peer Group Index. In the Company's view, the Peer Group Index, which includes British Telecom plc, Cable and Wireless plc, Telewest Communications plc and United Pan-Europe Communications N.V. provides a better representation of the performance of telecommunications companies over the required period than the broader based CRSP Index.

         On October 27, 2000, the Company ceased trading on the Nasdaq and began trading on the New York Stock Exchange. The Company's common stock closed at $0.20 on March 26, 2002 the last day the stock was traded on the NYSE before it was suspended from the NYSE pending delisting.

         The graph assumes that $100 was invested on December 31, 1996.

           Comparison of NTL Incorporated, the Peer Group Index, the CRSP Index and the Nasdaq (U.S.) Index










                                     29-Dec-96         31-Dec-97       31-Dec-98     31-Dec-99       31-Dec-00    31-Dec-01

Nasdaq (U.S.) Index                   100.00            121.64          169.84         315.20          191.36      151.07
CRSP Index                            100.00            142.00          232.00         470.29          214.64      109.60
NTL Incorporated                      100.00            110.40          223.51         617.57          148.13        5.82
The Peer Group Index                  100.00            109.03          201.61         311.00          141.52       65.67


--------------------
Note:    Stock price performance  shown above for the common stock is historical and not necessarily  indicative of future price performance.



Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the common stock of the Company, as of April 26, 2002 by (i) each executive officer and director of the Company, (ii) all directors and executive officers as a group and (iii) shareholders holding 5% or more of the common stock.


                                                               Amount and Nature of Beneficial Ownership
                                                   ---------------------------------------------------------
                                                                  Presently
                                                                 Exercisable
                                                                   Options
                                                                  Warrants,
                                                                 Convertible
                                                                  Bonds and
                                                     Common       Exchangeable     Current        Percentage
Name of Beneficial Owner                              Stock      Preferred (1)      Total         Of Class(2)
-------------------------------------------------  ----------------------------------------------------------

Barclay Knapp                                          459,967      7,154,000       7,613,967          2.68%
George S. Blumenthal (3)                               269,465      6,729,856       6,999,321          2.47%
Richard J. Lubasch (4)                                  61,249        816,352         877,601         *
Stephen A. Carter                                            0        240,000         240,000         *
John F. Gregg (5)                                        1,250        979,635         980,885         *
Gregg N. Gorelick                                       85,154        188,065         273,219         *
Bret Richter                                               291        253,387         253,678         *
Steven L.  Wagner                                            0        474,066         474,066         *
Bruno J. Claude                                              0        225,000         225,000         *
                                                   -----------------------------------------------------------
Executive                                              877,376     16,835,361      17,712,737          6.03%
Officers

Robert T. Goad (6)                                   1,638,685        150,000       1,788,685         *
Sidney R.  Knafel (7)                                2,086,042        320,485       2,406,527         *
Ted H. McCourtney (8)                                   23,993        320,485         344,478         *
Alan J.  Patricof (9)                                   11,263        320,485         331,748         *
Warren Potash (10)                                      42,170        251,036         293,206         *
Michael S. Willner (11)                                694,201        292,449         986,650         *
                                                   -----------------------------------------------------------
NTL Directors                                        4,496,354        727,750       5,224,104          1.87%

Directors and Officers as a group                    5,373,730     17,563,111      22,936,841          7.81%

France Telecom S.A. (12)                            50,680,752     39,058,641      89,739,393         28.43%

Capital Research and Management Company (13)        32,135,130              0      32,135,130         11.62%

Cable & Wireless plc (14)                           28,110,413              0      28,110,413         10.16%

Verizon Communications, Inc. (15)                   24,469,861              0      24,469,861          8.85%

AXA Assurances I.A.R.D. Mutuelle (16)               22,405,118        641,412      23,046,530          8.31%

*  Represents less than one percent

(1) Includes shares of NTL common stock purchased upon the exercise of options which are exercisable or become so in the next 60 days
      ("Presently Exercisable Options"), shares of NTL common stock issuable upon the conversion of the 7% Convertible Subordinated Notes due 2008 or 5.75% Convertible Subordinated Notes due 2009 (the
      "Convertible Bonds") and shares of common stock issuable upon the exchange of the Senior Redeemable Exchangeable Preferred Stock which are exchangeable or become so in the next 60 days (the "Exchangeable
      Preferred"). Of the options, warrants, Convertible bonds and exchangeable preferred shown in the table above: (a) 610,309 options were assumed by NTL in 1993, having a weighted average exercise price of $1.08 per share; and (b) 12,163,088 options are employee and non-employee director options that have been issued by NTL under the 1993 Employee Stock Option Plan, the 1993 Non-Employee Director Stock
      Option Plan, the 1998 Non-Qualified Stock Option Plan or certain other stock option agreements, having a weighted average exercise price of $16.82 per share.

(2)   Includes common stock, Presently Exercisable Options, warrants,
      Convertible Bonds and Exchangeable Preferred.

(3) Includes 3,299 shares of common stock owned by trusts for the benefit of Mr. Blumenthal's children and also includes 152,092 shares of common stock held by George S. Blumenthal's 1998 Annuity Trust. Also includes 465,878 options held in Grantor Retained Annuity Trusts.

(4) Includes 174 shares of common stock owned by Mr. Lubasch as custodian for his child, as to which shares Mr. Lubasch disclaims beneficial ownership.

(5)   Mr. Gregg owns $100,000 of the 7% Convertible Subordinated Notes due
      2008, convertible into 2,551 shares of common stock.

(6) Mr. Goad personally owns 30,249 shares of common stock. The remainder are owned by Columbia Management, Inc., Mr. Goad's wholly-owned
      Investment Company.

(7)   Includes 25,958 shares of common stock owned by Insight
      Communications UK, Inc., Mr. Knafel's wholly-owned Investment
      Company. Also includes 73,363 shares of common stock owned by a foundation of which Mr. Knafel is President, as to which shares Mr.
      Knafel disclaims beneficial ownership.

(8) An additional 872 shares of common stock are held by trusts for the benefit of Mr. McCourtney's children, as to which Shares Mr.
      McCourtney disclaims beneficial ownership.

(9) Includes 499 shares of common stock owned by Mr. Patricof's wife, as to which shares Mr. Patricof disclaims beneficial Ownership.

(10)  Mr. Potash owns $500,000 of the 7% Convertible Subordinated Notes due
      2008, convertible into 12,755 shares of common stock.

(11) Includes 138,579 shares of common stock held by trust accounts for the benefit of Mr. Willner's children, as to which Shares Mr. Willner disclaims beneficial ownership.

(12) Based upon Schedule 13D/A (Amendment No. 9), dated April 26, 2002, filed by France Telecom S.A. and Compagnie Generale des
      Communications (COGECOM) S.A. with the Securities and Exchange
      Commission (the "SEC").

(13)  Based soley upon Schedule 13G (Amendment No. 4), dated February 11,
      2002, filed by Capital Research and Management Company with the Securities and Exchange Commission (the "SEC").

(14) Based upon Schedule 13-G (Amendment No. 1), dated February 14, 2002, filed by Cable and Wireless plc, with the Securities and Exchange
      Commission (the "SEC").

(15)  Based solely upon Schedule 13-G filed on April 9, 2001, by Verizon
      Communications, Inc., Bell Atlantic Worldwide Services Group, Inc.,
      Bell Atlantic Network Systems Company, and NYNEX Corporation with the
      Securities and Exchange Commission (the "SEC").

(16)  Based solely upon Schedule 13-G (Amendment No. 3), dated February 12,
      2002, filed by AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie
      Mutuelle, AXA Conseil Vie Assurance Mutuelle, AXA Courtage Assurance
      Mutuelle, AXA and AXA Financial, Inc. with the Securities and
      Exchange Commission (the "SEC").



Item 13. Certain Relationships and Related Transactions

         In the fourth quarter of 1999, CoreComm Limited ("CoreComm") (which was formed in 1998) began charging the Company a percentage of its office rent and supplies expense in respect of certain facilities which were shared with the Company.

         In 2001, the Company charged CoreComm $0.3 million for direct costs where identifiable and a fixed percentage of its corporate overhead, net of CoreComm's charges to the Company. These charges reduced corporate expenses in 2001. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management of the Company, the allocation methods are reasonable.

         The Company obtains billing and software development services from CoreComm. CoreComm billed the Company $3.4 in 2001for these services.

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

         Barclay Knapp and Gregg Gorelick are executive officers of both the Company and CoreComm. In addition, Barclay Knapp, Warren Potash, George Blumenthal and Alan Patricof are directors of the Company and CoreComm. In the light of this relationship, the independent directors of the Company examined the transaction with CoreComm and the Board of Directors of the Company determined that the transaction was inherently fair to the Company and provided the Company with benefits that exceeded those that could be obtained from a third party.

         Interest on the notes is at 10.75% per annum, payable semiannually beginning on October 15, 2001. The interest is payable in kind by the issuance of additional notes in such principal amount equal to the interest payment that is then due. The notes are convertible into CoreComm common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. Additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of CoreComm common stock for a specified period. The Company and CoreComm have agreed to certain modifications to the conversion feature in connection with CoreComm's recapitalization in December 2001.

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

         At December 31, 2001 and December 31, 2000, the Company had a receivable from CoreComm of $1.1 million and a payable to CoreComm of $17.1 million, respectively. The 2000 payable balance primarily related to services and other charges billed in advance in October and November 2000 of $15.8 million.

         On November 1, 2001, we announced that we had entered into an agreement dated September 28, 2001, with Orange plc for the provision of a new mobile phone service, for NTL's existing and prospective residential customers across the UK. France Telecom, one of our principal holders of common stock and a holder of our 5% cumulative preferred stock, acquired Orange plc in August 2001. Prior to France Telecom's acquisition, our broadcast division provided Orange with sight leasing services and continues to do so.

Item 14.  Exhibits

          Exhibit                        Description
          -------                        -----------
           10.1                          Employment Agreement, dated December
                                         6, 2000 between NTL Incorporated and
                                         Stephen Carter

           10.2 Employment Agreement, dated October 16, 2000, between NTL Incorporated and Bruno Claude


                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.
Dated: April 30, 2002

                                      NTL INCORPORATED


                                      /s/ Barclay Knapp
                                      ----------------------------
                                      By: Barclay Knapp
                                      President and Chief Executive Officer

                               EXHIBIT INDEX


          Exhibit                        Description
          -------                        -----------
           10.1                          Employment Agreement, dated December
                                         6, 2000 between NTL Incorporated and
                                         Stephen Carter

           10.2 Employment Agreement, dated October 16, 2000, between NTL Incorporated and Bruno Claude