Form 10-Q
period 2002-06-30
NTL INC/DE/
filed 2002-08-14
CIK 1114937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.     0-30673

NTL INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4105887 (I.R.S. Employer Identification No.)

110 East 59th Street, New York, New York (Address of principal executive offices)	10022 (Zip Code)

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

Yes  ☑  No  ☐

The number of shares outstanding of the issuer’s common stock as of June 30, 2002 was 276,626,476.

NTL Incorporated (Debtor-in Possession) and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions)

	June 30,	December 31,
	2002	2001

	(unaudited)	(see note)
Assets

Current assets:

Cash and cash equivalents	$911.5	$481.8

Marketable securities	36.0	–

Accounts receivable-trade, less allowance for doubtful accounts of $109.9 (2002) and $133.8 (2001)	552.7	713.6

Other	406.8	329.9

NTL Australia assets	–	405.0

Total current assets	1,907.0	1,930.3

Fixed assets, net	12,633.3	12,338.1

Intangible assets, net	1,955.3	1,849.8

Investments in and loans to affiliates, net	207.3	272.4

Other assets, net of accumulated amortization of $181.7 (2002) and $150.0 (2001)	397.6	447.9

Total assets	$17,100.5	$16,838.5

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Condensed Consolidated Balance Sheets-continued
(in millions)

	June 30,	December 31,
	2002	2001

	(unaudited)	(see note)
Liabilities and shareholders’ (deficiency)

Liabilities not subject to compromise

Current liabilities:

Accounts payable	$356.7	$431.1

Accrued expenses and other	948.1	1,007.9

Accrued construction costs	50.5	107.8

Interest payable	227.4	302.5

Deferred revenue	478.5	481.6

Current portion of long-term debt	7,974.0	17,666.1

NTL Australia liabilities	–	182.9

Total current liabilities	10,035.2	20,179.9

Long-term debt	–	–

Other	128.8	168.1

Commitments and contingent liabilities

Deferred income taxes	230.2	259.2

Redeemable preferred stock-$.01 par value, plus accreted dividends; liquidation preference $2,905.1; less unamortized discount of $36.6 (2002) and $53.4 (2001); issued and outstanding 2.1 (2002) and 2.1 (2001) shares	–	2,773.7

Liabilities subject to compromise, including redeemable preferred stock	14,263.5	–

Shareholders’ (deficiency):

Series preferred stock -$.01 par value; authorized 10.0 shares; liquidation preference $3,055.3; issued and outstanding 3.0 (2002) and 3.0 (2001) shares	–	–

Common stock — $.01 par value; authorized 800.0 shares; issued and outstanding 276.6 (2002) and 276.6 (2001) shares	2.8	2.8

Additional paid-in capital	13,578.1	13,720.0

Accumulated other comprehensive (loss)	(795.1)	(1,072.8)

(Deficit)	(20,343.0)	(19,192.4)

	(7,557.2)	(6,542.4)

Total liabilities and shareholders’ (deficiency)	$17,100.5	$16,838.5

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues

Consumer telecommunications and television	$624.3	$618.4	$1,232.7	$1,229.3

Business telecommunications	215.6	197.6	431.2	398.8

Broadcast transmission and other	76.5	68.4	146.5	136.5

	916.4	884.4	1,810.4	1,764.6

Costs and expenses

Operating expenses (exclusive of depreciation shown separately below)	413.7	435.4	849.5	874.1

Selling, general and administrative expenses	248.5	290.8	460.8	613.0

Other charges	16.7	17.9	19.3	25.3

Corporate expenses	8.0	19.3	21.6	31.8

Depreciation	385.4	359.2	748.3	690.5

Amortization	34.4	442.0	67.1	865.9

	1,106.7	1,564.6	2,166.6	3,100.6

Operating (loss)	(190.3)	(680.2)	(356.2)	(1,336.0)

Other income (expense)

Interest income and other, net	9.7	5.2	24.8	14.2

Interest expense (contractual interest of $777.5 (2002))	(269.3)	(329.7)	(641.2)	(684.8)

Share of (losses) from equity investments	(37.3)	(57.6)	(86.2)	(100.5)

Foreign currency transaction (losses) gains	(59.3)	22.6	(64.3)	8.9

(Loss) before recapitalization items, income taxes and discontinued operations	(546.5)	(1,039.7)	(1,123.1)	(2,098.2)

Recapitalization items, net	(37.8)	–	(83.6)	–

Loss before income taxes and discontinued operations	(584.3)	(1,039.7)	(1,206.7)	(2,098.2)

Income tax benefit	26.0	12.3	48.0	28.4

(Loss) from continuing operations	(558.3)	(1,027.4)	(1,158.7)	(2,069.8)

Discontinued operations:

Loss from operations of NTL Australia, net of income tax benefit of $0.7 (2002) and $3.3 (2001)	(0.5)	(1.8)	(0.3)	(2.3)

Gain on sale of NTL Australia, net of income tax expense of $4.5	8.4	–	8.4	–

Income (loss) from discontinued operations	7.9	(1.8)	8.1	(2.3)

Net (loss)	(550.4)	(1,029.2)	(1,150.6)	(2,072.1)

Preferred stock dividends (contractual dividends of $191.8 (2002))	(43.5)	(75.8)	(141.9)	(140.9)

Net (loss) available to common shareholders	$(593.9)	$(1,105.0)	$(1,292.5)	$(2,213.0)

Basic and diluted net (loss) per common share:

(Loss) from continuing operations	$(2.18)	$(3.99)	$(4.70)	$(8.03)

Income (loss) from discontinued operations	0.03	(0.01)	0.03	(0.01)

Net (loss) per common share	$(2.15)	$(4.00)	$(4.67)	$(8.04)

Weighted average shares	276.6	276.3	276.6	275.4

See accompanying notes.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Condensed Consolidated Statement of Shareholders’ (Deficiency)
(Unaudited)
(in millions)

	Series Preferred
	Stock $.01 Par		Common Stock
	Value		$.01 Par Value

	Shares	Par	Shares	Par

Balance, December 31, 2001	3.0	$–	276.6	$2.8

Accreted dividends on preferred stock

Accretion of discount on preferred stock

Comprehensive loss:

Net loss for the six months ended June 30, 2002

Currency translation adjustment

Unrealized net losses on investments

Unrealized net losses on derivatives

Total

Balance, June 30, 2002	3.0	$–	276.6	$2.8

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Condensed Consolidated Statement of Shareholders’ (Deficiency)
(Unaudited) – continued
(in millions)

			Accumulated Other
			Comprehensive Loss

				Unrealized	Unrealized
	Additional		Foreign	Net	Net
	Paid-In	Comprehensive	Currency	Losses on	Losses on
	Capital	Loss	Translation	Investments	Derivatives	(Deficit)

Balance, December 31, 2001	$13,720.0		$(1,042.5)	$(15.3)	$(15.0)	$(19,192.4)

Accreted dividends on preferred stock	(125.1)

Accretion of discount on preferred stock	(16.8)

Comprehensive loss:

Net loss for the six months ended June 30, 2002		$(1,150.6)				(1,150.6)

Currency translation adjustment		287.9	287.9

Unrealized net losses on investments		(1.8)		(1.8)

Unrealized net losses on derivatives		(8.4)			(8.4)

Total		$(872.9)

Balance, June 30, 2002	$13,578.1		$(754.6)	$(17.1)	$(23.4)	$(20,343.0)

See accompanying notes.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Six Months Ended
	June 30,

	2002	2001

Net cash provided by (used in) operating activities	$65.5	$(206.9)

Investing activities

Purchase of fixed assets	(465.6)	(1,056.4)

Proceeds from sale of NTL Australia	428.8	–

Investment in and loans to affiliates	(19.1)	(89.4)

Increase in other assets	(3.9)	(36.3)

Due from CoreComm	–	(15.0)

Proceeds from sales of assets	8.9	–

Purchase of marketable securities	(53.7)	(9.9)

Proceeds from sales of marketable securities	17.8	60.3

Net cash (used in) investing activities	(86.8)	(1,146.7)

Financing activities

Proceeds from borrowings, net of financing costs	536.1	2,173.1

Principal payments	(4.9)	(484.4)

Repayment of the NTL Australia bank loan	(121.7)	–

Proceeds from exercise of stock options and warrants	–	12.9

Net cash provided by financing activities	409.5	1,701.6

Effect of exchange rate changes on cash	41.5	(16.2)

Increase in cash and cash equivalents	429.7	331.8

Cash and cash equivalents at beginning of period	481.8	551.3

Cash and cash equivalents at end of period	$911.5	$883.1

Supplemental disclosure of cash flow information

Cash paid during the year for interest exclusive of amounts capitalized	$277.6	$428.3

Income taxes paid	1.3	3.8

Supplemental schedule of noncash financing activities

Accretion of dividends and discount on preferred stock	$141.9	$72.6

Conversion of Convertible Notes	–	128.3

Common stock and stock options issued for an acquisition	–	4.3

Redeemable preferred stock issued for other assets	–	518.0

See accompanying notes.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note A – Petition for Relief under Chapter 11

On May 8, 2002, NTL Incorporated (“NTL Incorporated”) filed a petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. NTL Incorporated filed jointly with its subsidiaries NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. NTL Incorporated and these subsidiaries are referred to as Debtors. Under Chapter 11, certain claims in existence prior to the filing of the petitions for relief against the Debtors are stayed while the Debtors continue business operations as debtor-in-possession. These claims are reflected in the balance sheet as “liabilities subject to compromise.” Additional claims (liabilities subject to compromise) may arise subsequent to the filing date. Claims secured against the Debtors’ assets (“secured claims”) also are stayed, although the holders of such claims have the right to seek relief from the stay in the Court.

The Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations.

The Debtors have determined that there is insufficient collateral to cover the interest portion of scheduled payments on certain of their prepetition debt obligations. Contractual interest on those obligations amounts to $530.9 million, which is $136.3 in excess of reported interest expense; therefore the Debtors have discontinued accruing interest on these obligations.

Note B — Basis of Presentation

Throughout this report, NTL Incorporated together with its consolidated subsidiaries are referred to as “NTL” or the “Company”.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, including AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in NTL Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Stock options, warrants and convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive. At June 30, 2002 and 2001, NTL Incorporated had 172.8 million and 163.2 million shares, respectively, issuable upon the exercise of stock options and warrants and the conversion of debt and preferred stock.

Note C — Recapitalization Process and Ability to Continue Operations

On May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code (referred to as the proposed recapitalization plan). NTL’s operating subsidiaries were not included in the Chapter 11 filing. Toward the end of 2001, while the Company continued to have sufficient liquidity to meet its near term obligations, it recognized the negative impact of the collapsing European and U.S. telecommunications markets on its ability to service its debt. Accordingly, the Company began to implement a strategy to preserve and maximize its enterprise value. This strategy included the implementation of cost-cutting measures and the commencement of discussions with certain third parties regarding strategic alternatives for NTL’s business.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note C — Recapitalization Process and Ability to Continue Operations (continued)

The Company historically incurred operating losses and negative operating cash flow. In addition, the Company has required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. The Company historically met these liquidity requirements through cash flow from operations, amounts available under its credit facilities, vendor financing and issuances of high-yield debt securities and convertible debt securities in the capital markets and convertible preferred stock and common stock to strategic investors. Both the equity and debt capital markets have experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. The Company’s public equity is no longer trading on the New York Stock Exchange, and its debt securities are trading at or near all time lows. These factors, together with the Company’s substantial leverage, means the Company does not currently have access to its historic sources of capital.

In addition, the Company’s UK credit facilities are fully drawn. The revolving tranche of the Cablecom credit facility has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite majority of the lenders under that facility. The term tranche of the Cablecom credit facility is fully drawn. NTL Communications Corp., a wholly-owned indirect subsidiary of NTL Incorporated, did not pay cash interest on certain series of its notes that was due on April 1, 2002, April 15, 2002, May 15, 2002, June 15, 2002 and August 1, 2002. NTL Incorporated and NTL (Delaware), Inc. also did not pay cash interest and related fees on a series of their notes that were due on April 15, 2002 and July 15, 2002 and NTL (Delaware), Inc. did not pay cash interest on a series of its notes that was due on June 15, 2002. NTL also missed the interest payment due on June 15, 2002 with respect to Diamond’s 11-3/4% notes due 2005 and on August 1, 2002 with respect to the Diamond Holdings 10% notes due 2008 and 9-1/8% notes due 2008. Upon emerging from Chapter 11 proceedings, NTL intends to make any required interest payments on the notes of Diamond Holdings. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

As of June 30, 2002, the Company had approximately $947.5 million in cash, cash equivalents and marketable securities on hand. The Company may require additional cash in the twelve months from July 1, 2002 to June 30, 2003. The Company obtained a Court approved $630 million DIP facility (described below) on July 15, 2002 to meet the potential cash requirements of the Company and its subsidiaries, excluding Cablecom. The Company expects that the DIP facility will be replaced with an exit facility for NTL Communications Corp. and its subsidiaries upon the completion of the recapitalization process, in part because the DIP facility will mature concurrently with the Company’s emergence from Chapter 11. The Company estimates that its capital expenditures and debt service requirements, net of cash from operations, will aggregate up to approximately $250.0 million from July 1, 2002 to June 30, 2003. The Company believes that cash, cash equivalents and marketable securities on hand at June 30, 2002, and the cash available from the DIP facility and subsequently the planned exit facility will be sufficient for its and its subsidiaries cash requirements during the twelve months from July 1, 2002 to June 30, 2003.

Events Leading to the Proposed Recapitalization and Chapter 11 Filings

Beginning in January 2002, NTL was contacted by an unofficial committee of bondholders regarding the commencement of a comprehensive and consensual restructuring process. NTL was informed at that time that the members of the unofficial steering committee of bondholders owned, in the aggregate, more than 50% of the outstanding principal amount of NTL’s notes. In connection with the restructuring process, the steering committee of the unofficial committee of bondholders retained advisors to facilitate the negotiations.

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

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note C — Recapitalization Process and Ability to Continue Operations (continued)

On April 17, 2002, Liberty sent a proposal to NTL’s board of directors, which proposed a cash tender offer for 30% of the outstanding bonds of NTL Communications Corp. at a “small premium” to the prevailing market price and an agreement to vote such acquired bonds in favor of the proposed plan of reorganization, as well as a “participation” with NTL in a cash infusion of up to $500 million into Cablecom. After consultation with NTL’s board of directors and the steering committee of bondholders on April 18, 2002, NTL indicated to Liberty that it did not consider the Liberty proposal to be in the best interests of NTL and that the best course of action for NTL to maximize its enterprise value was to promptly consummate the proposed plan of reorganization. By letter dated June 28, 2002, NTL received notice that Liberty was ceasing all discussions with NTL concerning its proposals.

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, NTL commenced negotiations with the steering committee of the unofficial committee of bondholders and its legal and financial advisors. The negotiations continued during the latter part of March and throughout April 2002, and also included France Telecom. On April 16, 2002, the Company announced that it had reached a comprehensive agreement in principle with the unofficial committee and France Telecom, a significant holder of the Company’s preferred stock, on implementing a recapitalization plan. On May 2, 2002, a steering committee of the lending banks under the Company’s credit facilities gave their approval in principle (on a non-legally binding basis) to the Company’s proposed plan of reorganization.

The reorganization plan, if implemented, will result in the cancellation of all of NTL Incorporated’s outstanding shares of common stock, preferred stock and redeemable preferred stock, and the cancellation of all of the publicly held notes of NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. and the transfer of the publicly held notes of Diamond Cable Communications Limited to NTL UK and Ireland. In addition, if the plan is implemented, the Company will be discharged from its obligation to pay dividends accruing on the canceled preferred stock and interest accruing on the canceled notes. The reorganization plan contemplates that the UK bank debt will remain in place as part of the recapitalization. NTL would be split into two companies, one tentatively called NTL UK and Ireland, holding its main UK and Ireland assets, and one tentatively called NTL Euroco, holding certain of its continental European and other assets.

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

On June 21, 2002, the United States Trustee appointed an official creditors’ committee. The creditors’ committee is comprised of the three indenture trustees for the debt securities of the Company and the ten members of the steering committee of the Company’s bondholders. The members of the creditors’ committee are: The Bank of New York; Wilmington Trust Company; Wells Fargo Bank Minnesota, National Association; Angelo Gordon & Co. LP; Capital Research & Management Company; Franklin Mutual Advisers, LLC; Oaktree Capital Management LLC; Salomon Brothers Asset Management; Appaloosa Management, LP; Fidelity Management & Research Co.; MacKay Shields LLC; SAB Capital Management, L.P.; and W.R. Huff Asset Management Co., LLC.

On May 24, 2002, NTL and its debtor subsidiaries filed an amended joint reorganization plan and disclosure statement. The bankruptcy court approved the disclosure statement on July 12, 2002 as containing information of a kind and in sufficient detail to enable the holders of claims against or interests in the debtors to make an informed judgment with respect to the reorganization plan prior to exercising their right to vote to accept or reject the reorganization plan. At that time the Court set September 5, 2002 as the date for the hearing to consider confirmation of the amended joint reorganization plan as subsequently amended. On July 15, 2002, NTL Incorporated and its debtor subsidiaries filed an amended disclosure statement and a second amended joint reorganization plan. A copy of the second amended joint reorganization plan and the related disclosure statement are included as exhibits to NTL Incorporated’s Current Report on Form 8-K filed on July 16, 2002.

The filing of the petitions seeking relief filed under Chapter 11 constituted an event of default under the indentures of each of the entities which filed such Chapter 11 petitions and amounts outstanding under these indentures became immediately due and payable. No action has been taken to date in respect of those defaults and any such action likely would be barred by the automatic stay that exists by virtue of the Chapter 11 filings. The filing of the Company’s Chapter 11 petitions also constituted an event of default under the Company’s UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable. Those lenders have not taken any action to date in respect of those defaults, and a steering committee of those lenders has agreed in principle (in a non-legally binding manner) to the proposed recapitalization.

Recapitalization Expense

Recapitalization items, net of $83.6 million in the six months ended June 30, 2002 includes $19.0 million for employee retention related to substantially all of our UK employees and $66.6 million for financial advisor, legal, accounting and consulting costs. These costs are net of $2.0 million of interest earned on accumulated cash since the Chapter 11 filing on May 8, 2002. We expect to incur approximately $50.0 million in additional recapitalization costs until we complete the process. The proposed joint reorganization plan provides that recapitalization costs will be allocated between NTL UK and Ireland and NTL Europe.

         Recapitalization items, net consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in millions)
Payroll and related	$(10.2)	$—	$(19.0)	$—

Professional fees	(29.6)	—	(66.6)	—

Interest earned on accumulated cash from Chapter 11 proceeding	2.0	—	2.0	—

	$(37.8)	$—	$(83.6)	$—

         Details of operating cash receipts and payments resulting from the recapitalization are as follows:

For the period
May 8, 2002 –
June 30, 2002

(in millions)
Interest income	$0.6

Payroll and related costs paid	(0.3)

Professional fees	(1.9)

Other	—

Net operating cash flows from recapitalization items	$(1.6)

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note C — Recapitalization Process and Ability to Continue Operations (continued)

DIP facility

In connection with the proposed joint reorganization plan, some members of the official unsecured creditors’ committee of bondholders committed to provide up to $500 million of new debt financing to the Company and some of its subsidiaries during the Chapter 11 process. The new financing will ensure that the Company’s business operations have access to sufficient liquidity to continue ordinary operations. GE Capital, an affiliate of GE Capital Structured Finance Group Limited, one of the lenders under the Senior Credit Facility, and Wilmington Trust Company, the trustee under the Indentures governing certain of the NTL Incorporated subordinated notes, filed objections to the DIP facility. The Bankruptcy Court approved the DIP facility in the principal amount of $630 million (including a $130 million commitment from NTL (Delaware), Inc. and the $500 million from certain members of the creditors’ committee) over such objections in an order issued on July 3, 2002. On July 15, 2002, the various lenders under the DIP facility and NTL (Delaware), Inc., entered into the DIP facility agreement with Communications Cable Funding Corp., a subsidiary of NTL Incorporated, to provide $630 million in financing to Communications Cable Funding Corp.

In connection with the commitment, NTL Incorporated and its debtor subsidiaries were to pay a commitment fee to the bondholder DIP lenders equal to 2% of the $500 million commitment (i.e., $10 million). Accordingly, on May 6, 2002, and May 7, 2002, NTL delivered to its bank written instructions to pay by wire transfer to each lender under the DIP facility such lender’s pro rata portion of the commitment fee. Due to administrative difficulties, however, some of the lenders under the DIP facility did not receive their pro rata portion of the commitment fee prior to the commencement of the Chapter 11 cases. In total, as of May 8, 2002, $428,000 of the $10 million commitment fee had not been paid to the applicable lenders under the DIP facility. Pursuant to an order of the court dated May 31, 2002, the remaining $428,000 of the commitment fee was paid to the applicable lenders under the DIP facility.

Each term loan under the DIP facility will bear interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum will increase incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period.

NTL (Delaware), Inc. is also a lender under the DIP facility and will lend up to $130 million. NTL (Delaware), Inc. has cash on hand and, because the Chapter 11 cases are not substantively consolidated, NTL Incorporated and its debtor subsidiaries and the steering committee of bondholders have concluded that the cash at NTL (Delaware), Inc. is to be used to partially fund the reorganization of all of the debtors. NTL (Delaware), Inc. will receive interest and is entitled to the same protections as the other bondholder DIP lenders.

Under the DIP facility agreement, Communications Cable Funding is the borrower, and all of the other debtors (other than Diamond Cable and Diamond Holdings) are guarantors, except that NTL Communications Corp. is also a co-obligor of the loans from NTL (Delaware), Inc. Under the DIP facility agreement, the cash (except for the DIP facility proceeds) of the borrower and the guarantors will be cash collateral for the DIP facility and will not be used or transferred for any purpose whatsoever without the consent of the bondholder DIP lenders. All funding needs of the debtors will be funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement.

Under the DIP facility agreement, the loan structure contains three tranches that rank equally with each other. All amounts owed under the DIP facility agreement are required to be paid in full no later than the earlier of (i) the consummation of the reorganization plan, (ii) December 1, 2002, and (iii) the date on which all of the term loans become due and payable in full under the DIP facility agreement, whether by acceleration or otherwise.

On July 17, 2002, NTL drew the first tranche available under the facility in the amount of $229.0 million.

A copy of the DIP facility agreement was attached as an exhibit to Form 8-K filed by the Company with the Commission on July 19, 2002.

Exit Facility

Because of the short maturity of the DIP facility and the longer term liquidity needs of the Company, as well as the requirements under the Bankruptcy Code for confirmation of and the conditions to consummation of the Company’s proposed plan, the Company will require the reorganized NTL and/or Communications Cable Funding Corp. to enter into an exit financing facility. The exit financing or any alternative financing would refinance (at least in part) the DIP facility and may be used as consideration for the refinancing of the note payable to NTL (Delaware), Inc. from NTL (UK) Group Inc. Because of the present market conditions which are unfavorable to telecommunications companies generally, there can be no assurance that the Company will successfully obtain an acceptable exit facility, although the Company is presently in discussions with various parties about alternatives.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note C — Recapitalization Process and Ability to Continue Operations (continued)

The Company expects that the exit facility may be secured by various assets of the reorganized NTL, including those which secure the DIP facility, would rank senior to all current and future subordinated debt of the reorganized NTL.

The Company also expects that the exit facility would impose operating and financial restrictions on the reorganized NTL and its subsidiaries. These restrictions would significantly limit or prohibit, among other things, the reorganized NTL’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, or make distributions in respect of capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge, or sell all or substantially all of their assets. The exit facility also likely would require the reorganized NTL to satisfy financial covenants on an ongoing basis. The Company cannot determine at this time whether these financial covenants would have a material impact on the reorganized NTL’s ability to finance future operations or capital needs or to engage in other business activities.

The terms, covenants, and conditions of an exit facility have not been finalized and remain subject to negotiation and final documentation.

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

Current preferred and common stockholders of NTL Incorporated, including France Telecom, would receive warrants to purchase common stock of NTL UK and Ireland and rights entitling them to purchase common stock of NTL UK and Ireland. For each share of common stock purchased upon exercise of rights, the person exercising such rights will receive a warrant to purchase one share of common stock of NTL UK and Ireland. The rights will be exercisable, on an oversubscription basis, for the 20-business day period after the entry of the confirmation order, as such period may be extended, and the warrants will be exercisable for a period of eight years at an exercise price of $77.47 per share. The number of shares to be received upon exercise of the warrants is subject to customary adjustments for stock splits, stock recapitalizations and distributions of property (other than cash) to holders of NTL UK and Ireland Common Stock. If fully exercised, the rights and warrants would entitle the current preferred stockholders of NTL Incorporated to acquire approximately 23.6% and the current common stockholders of NTL Incorporated to acquire approximately 8.9% of NTL UK and Ireland’s primary common stock on the effective date of the recapitalization. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), and NTL Communications Corp. would have the right to purchase any shares of NTL UK and Ireland common stock and warrants not subscribed for in the rights offering by the preferred and common stockholders of NTL Incorporated. It is expected that the warrants will be listed or quoted on the same exchange or inter-dealer quotation system as the shares of common stock of the reorganized NTL. NTL has had preliminary conversations with the New York Stock Exchange regarding the listing of the common stock of NTL UK and Ireland on the Exchange following the effective date of its plan of reorganization. Based on these preliminary conversations there has been no indication from the New York Stock Exchange that NTL UK and Ireland will qualify for listing on the Exchange. There can be no assurance that shares of NTL UK and Ireland common stock and/or Series A warrants will be listed on an exchange or be eligible for trading on an inter-dealer quotation system on the effective date of the bankruptcy or at any time thereafter or that an orderly trading market will develop for these securities.

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

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note C — Recapitalization Process and Ability to Continue Operations (continued)

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

The United States Bankruptcy Code also requires that a plan must provide the same treatment for each claim or interest in a particular class, unless a holder agrees to a less favorable treatment of its particular claim or interest. The Company believes that the proposed recapitalization plan complies with this requirement of the United States Bankruptcy Code. However, if a member of a class objects to its treatment, or if the Bankruptcy Court finds that the proposed recapitalization plan does not comply with the requirements of the United States Bankruptcy Code, confirmation of the plan could be delayed or prevented. In addition, each class of impaired claims and interests that will (or may) be entitled to receive property under the plan will have the opportunity to vote to accept or reject the plan. If an impaired class of claims or interests rejects the plan, the Company may request confirmation of the plan pursuant to the “cramdown” provisions of the United States Bankruptcy Code. Even if the requirements for “cramdown” are met, the Bankruptcy Court, which, as a court of equity may exercise substantial discretion, may choose not to confirm the plan. These can be no assurance that the proposed recapitalization plan will be confirmed.

Bank Waivers

Before the Company could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under the Company’s credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities. Such initial waivers did not permit NTL to make to any of its bondholders an exchange or similar offer for NTL’s outstanding public notes or to enter into a legally binding agreement with the unofficial steering committee of bondholders, subject to some exceptions, without the consent of the lenders under the credit facilities. But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities.

Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extended the duration of the initial waivers to April 29, 2002 in the case of the UK credit facilities or May 14, 2002 in the case of the Cablecom credit facility, unless the interest payments missed by NTL Communications Corp. on April 1, 2002 were remedied or a sufficient number of bondholders agreed to forbear in respect of such non-payment, in which case, the UK credit facilities waivers were to be extended to May 14, 2002. As a condition to the amendment to the initial waivers, the UK lenders required NTL (Delaware), Inc. to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. Such loan was actually made (with the approval of the lenders under the UK credit facilities) to NTL (UK) Group, Inc. and then on-lent to certain subsidiaries of NTL (UK) Group, Inc. This loan, which was made on April 5, 2002, is structurally senior to the outstanding public notes issued by NTL Communications Corp. and contractually senior to intra-group debt owed by NTL (UK) Group, Inc. to NTL Communications Corp. but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and agreed, among other things, not to commence voluntary dissolution proceedings, including proceedings under Chapter 11 of the United States Bankruptcy Code, without the consent of these lenders.

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

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note C — Recapitalization Process and Ability to Continue Operations (continued)

Cablecom GmbH, an indirect wholly-owned subsidiary of NTL (Delaware), Inc., is the principal trading company of NTL’s Swiss group. There were a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom’s and six of its direct and indirect subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility, which entitled the lenders to accelerate repayment. Such an acceleration would have resulted in an event of default under NTL Incorporated’s and NTL (Delaware), Inc.’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009.

Under Swiss law, the board of directors of an overindebted company is generally obliged to notify a judge of overindebtedness so that the judge may either institute insolvency proceedings or postpone such adjudication and take appropriate measures to preserve the value of the assets. An overindebted company is not required to notify a judge if the creditors of the overindebted entity subordinate their claims in the amount of the overindebtedness.

The problem of overindebtedness was resolved on June 26 and June 27, 2002 in certain of the overindebted subsidiaries when they were merged into Cablecom and other members of the Cablecom group. The remaining overindebted subsidiaries were not merged but the overindebtedness issue was resolved in those subsidiaries by way of subordination agreements which obviated any requirement to institute insolvency proceedings in respect of these companies.

At the end of April 2002 the defaults subsisting at that time were remedied or were waived by the restatement of the credit agreement and the grant of a waiver letter. However, conditions subsequent such as the grant of new security and the deposit of share certificates relating to minority shareholdings pledged to the banks were imposed by these documents and other new finance documents executed pursuant to the restatement.

Since the end of April 2002 the following defaults have occurred under the Cablecom finance documents: (1) The indentures issued by NTL (Delaware), Inc. and NTL Incorporated have become payable and have not been paid; (2) NTL (Delaware), Inc. has commenced negotiations with its creditors with a view to the general rescheduling of its indebtedness and has commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code pursuant to which it intends to reorganize its debt; (3) NTL (Delaware), Inc. has liabilities which exceed the value of its assets and is unable to pay its debts as they fall due; (4) Cablecom was unable to satisfy the conditions to allow it to rollover revolving advances maturing in early July 2002. The revolving advances remained unpaid for several days until Cablecom was able to obtain the consent of the banks to waive the conditions to their rollover; (5) Certain of the conditions subsequent imposed by the restated credit agreement, the waiver letter and other finance documents executed pursuant to the restated credit agreement have yet to be fulfilled.

The outstanding defaults under the Cablecom finance documents entitle the facility agent to demand repayment of the loan and enforce the security granted to secure that loan. The facility agent has discretion to take those steps and can be compelled to take those steps by a group of banks holding at least 66-2/3% in aggregate of the loan.

Future developments in Cablecom’s business, as well as external factors, could result in a reemergence of the over indebtedness issue under Swiss law.

Interest Payments on Public Notes

         The Company and its subsidiaries have substantial interest payment obligations under their existing indebtedness. The Company and its subsidiaries did not make their scheduled interest payments on the respective due dates as follows:

April 1, 2002:

NTL Communications Corp.	9-1/2% notes due 2008	$8.6 million

NTL Communications Corp.	11-1/2% notes due 2008	$35.9 million

NTL Communications Corp.	11-7/8% notes due 2010	$29.7 million

	Total	$74.2 million

April 15, 2002:

NTL Communications Corp.	12-3/4% notes due 2005	$17.7 million

NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

	Total	$20.2 million

May 15, 2002:

NTL Communications Corp.	9-1/4% notes due 2006	$10.5 million

NTL Communications Corp.	6-3/4% notes due 2008	$38.8 million

NTL Communications Corp.	9-7/8% notes due 2009	$15.7 million

	Total	$65.0 million
June 15, 2002:

Diamond Cable Communications Limited	11-3/4% notes due 2005	$31.2 million

NTL Communications Corp.	7% notes due 2008	$17.1 million

NTL (Delaware), Inc.	5-3/4% notes due 2009	$34.5 million

	Total	$82.8 million
July 15, 2002:

NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

August 1, 2002:

NTL Communications Corp.	11-1/2% notes due 2006	$60.4 million

NTL Communications Corp.	12-3/8% notes dues 2008	$18.3 million

Diamond Holdings Limited	10% notes due 2008	$10.5 million

Diamond Holdings Limited	9-1/8% notes due 2008	$5.0 million

	Total	$94.2 million

Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. Upon emerging from Chapter 11 proceedings, the Company intends to make any required interest payments on the notes of Diamond Holdings.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note C — Recapitalization Process and Ability to Continue Operations (continued)

In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after the 30 day grace period, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under most of our other notes. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under the Company’s other indentures at NTL Communications Corp., NTL (Delaware), Inc., NTL Incorporated and under our UK credit facilities and under the Cablecom credit facility. This gave holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable. As a result of the payment defaults as well as the Company’s voluntary filing under Chapter 11 of the United States Bankruptcy Code on May 8, 2002, there is an event of default under all of our credit facilities and the indentures governing all of our publicly traded debt, other than debt of NTL Triangle. As a result of the Chapter 11 filings, all of our publicly traded debt, other than the debt of NTL Triangle, became immediately due and payable, pursuant to the terms of the indentures governing such debt. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

Inability to Pay Dividends On or Redeem Preferred Stock

The Company failed to declare or pay dividends due February 15, 2002 on its 13% Senior Redeemable Exchangeable Preferred Stock in the amount of $6.0 million. In addition, on May 15, 2002, the Company failed to declare or pay dividends on its 13% Senior Redeemable Exchangeable Preferred Stock in the amount of $6.2 million. The Company did not pay dividends on its 5% cumulative participating convertible preferred stock held by France Telecom on December 31, 2001 of $37.0 million, on March 31, 2002 of $37.5 million and on June 30, 2002 of $38.0 million, or on its cumulative convertible preferred stock held by France Telecom and a group of commercial banks on December 31, 2001 of $24.9 million, March 26, 2002 of $24.1 million and June 30, 2002 of $42.1 million. Historically, payment of dividends has been made in additional shares of preferred stock in the case of the 13% preferred stock, the 5% cumulative participating preferred stock and the cumulative convertible preferred stock. The Company did not pay these dividends due to a lack of available surplus under Delaware law. Under Delaware law, the Company cannot declare or pay dividends on or redeem its capital stock, including its preferred stock, unless it has available surplus.

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

In addition, the lack of available surplus meant that the Company was not able to redeem its Variable Coupon Redeemable Preferred Stock, Series A, which is referred to as the Noos One Year Preferred, held by France Telecom, when it became mandatorily redeemable on May 18, 2002. Because the Company failed to redeem the Noos One Year Preferred on May 18, 2002, pursuant to the certificate of designation governing the Noos One Year Preferred, the holders of such preferred stock have the right, along with other holders of preferred stock with similar default voting rights, to elect two additional directors to the Company’s board and shall have the right to vote separately as a class, on all matters brought to NTL Incorporated shareholders.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note C — Recapitalization Process and Ability to Continue Operations (continued)

At the time of issuance of the Noos One Year Preferred, the Company pledged its shares of Noos to France Telecom to secure the mandatory redemption obligation under the Noos One Year Preferred and the 6.5% Redeemable Preferred Stock. Under the Company’s reorganization plan (if implemented) and pursuant to this pledge, the Company will transfer its 27% interest in Noos to France Telecom.

Credit Rating Downgrades

On April 3, 2002, credit rating agency Standard & Poor’s lowered the long-term corporate credit rating on some of NTL’s public debt to D from CCC-, citing the Company’s failure to make a bond interest payment due on April 1, 2002.

Delisting of NTL Incorporated Common Stock

On March 28, 2002, the New York Stock Exchange (“NYSE”) announced that it was suspending NTL Incorporated’s common stock from trading on the NYSE. This determination was based upon, among other things, the selling price of NTL Incorporated’s common stock, which closed at $0.20 on March 26, 2002. The continued listing standards of the NYSE, which were applicable to NTL Incorporated, required maintenance of a minimum share price of $1.00 over a 30 trading day period and average global market capitalization of $100 million over a 30 trading day period. NTL Incorporated’s common stock fell below both of these continued listing standards. In addition, on May 9, 2002, Nasdaq Europe halted trading of the NTL Incorporated’s common stock pending receipt of information relating to the restructuring process because of the filing of NTL Incorporated’s Chapter 11 cases. NTL has complied with this information request, although there can be no assurance that Nasdaq Europe will (1) not make additional information requests, (2) remove the trading halt on shares of NTL Incorporated’s common stock or (3) not delist shares of NTL Incorporated’s common stock. NTL Incorporated’s common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “NTLD”.

Sale of NTL Australia

On April 2, 2002, the Company announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$451.3 million). The net proceeds from the sale were approximately A$575.3 million (US$304.5 million). At that time, the business’ bank debt outstanding totaled A$227.3 million (US$121.7 million).

On April 5, 2002, NTL (Delaware), Inc. loaned £90 million to NTL (UK) Group Inc., which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to the Company’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL (Delaware), Inc., and the proposed plan of reorganization anticipates that such proceeds will form a portion of the consideration to be offered to bondholders of NTL (Delaware), Inc. and NTL Incorporated in satisfaction of their claims against those companies.

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

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note C — Recapitalization Process and Ability to Continue Operations (continued)

Investments in and Loans to Affiliates

On April 15, 2002, a funding request for $20 million was received by NTL under the terms of the investment agreement relating to NTL’s investment in B2. NTL has informed B2 and the other principal investors that it is not in a position to comply with this request at this time. The B2 investment agreement provides that if NTL fails to provide such funding, it may be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ arrangements. Pursuant to the applicable documents, if this occurs the majority remaining shareholders may also elect to terminate the shareholder arrangements with respect to NTL and exercise a contractual right to acquire on a pro rata basis NTL’s interest in B2 at 25% of fair market value. If the remaining shareholders elected to exercise these rights, NTL could be forced to sell its stake in B2 at a loss. On June 25, 2002, B2 and its remaining shareholders filed a motion in the Bankruptcy Court requesting relief from the automatic stay provisions of section 362 of the Bankruptcy Code to exercise their rights under the relevant agreements. Notwithstanding the arguments raised in the motion, NTL believes that the Bankruptcy Code provides various defenses and protections of and for NTL’s rights under the B2 investment agreement and in respect of its equity interest in B2 and intends to enforce vigorously its rights and protections.

Premium TV Limited, a wholly-owned subsidiary of NTL (Delaware), Inc., is obliged to provide funding of up to approximately £62.0 million ($94.5 million) to fund various of its joint venture interests. Of this amount, the payment of approximately £50.0 million ($76.2 million) has been guaranteed by NTL (Delaware), Inc. If Premium TV Limited fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV Limited and, in respect of the guaranteed amounts, NTL (Delaware), Inc., may be sued for non-payment. As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. Premium TV Limited is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV Limited, Premium TV Limited may seek to discontinue these joint ventures and terminate their activities, which may also result in a cessation of substantially all of Premium TV Limited’s activities. As a result of the restructuring process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. NTL believes, however, that it has various defenses and protections under the Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections.

Relationships with Suppliers

The uncertainty over the Company’s financial condition may adversely affect its relationships with its suppliers. If the Company’s suppliers become increasingly concerned about its financial condition, they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect its results of operations, financial condition and cash flows.

Note D – Sale of Australia

On April 2, 2002, the Company announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$451.3 million) in an all cash transaction. The net proceeds from the sale after the repayment of the outstanding bank credit facility and transaction related costs were approximately A$575.3 million (US$304.5 million). The Company recognized a gain on the sale of approximately US$8.4 million, net of income tax expense of US$4.5 million, in April 2002. NTL Australia is accounted for as a discontinued operation, and accordingly, NTL Australia is excluded from assets and liabilities of continuing operations at December 31, 2001 and from results of continuing operations for the three and six months ended June 30, 2002 and 2001.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note D – Sale of Australia (continued)

The following is the condensed assets, liabilities and results of operations of NTL Australia (unaudited except at December 31, 2001):

December 31,
2001

(in millions)
Current assets	$32.0

Fixed assets, net	235.2

Other assets	137.8

NTL Australia assets	$405.0

Current liabilities	$71.0

Non current liabilities	111.9

NTL Australia liabilities	$182.9

	Six Months Ended June 30,

	2002	2001

	(in millions)
Revenues	$17.4	$29.4

Operating income (loss)	0.3	(5.1)

Net (loss)	(0.3)	(2.3)

Note E — Recent Accounting Pronouncements

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

Upon the adoption of SFAS No. 142, the Company performed an analysis of its intangible assets acquired before July 1, 2001 to determine whether they should be classified and accounted for as part of or separate from goodwill. The Company reclassified the carrying value of workforce in place included in other intangibles to goodwill. The Company determined that license acquisition costs and customer lists should continue to be classified separate from goodwill. The Company determined that license acquisition costs would no longer be subject to amortization since they are deemed to have an indefinite useful life. The Company also determined that no changes in the remaining useful lives of the customer lists were required.

The Company also performed an evaluation for impairment of its goodwill and license acquisition costs as of January 1, 2002 and determined that no impairment charge was required. The Company’s next evaluation of impairment will be the annual test as of October 1, 2002, unless there are new indicators of impairment.

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2001 is as follows: $120.9 million in 2002, 106.2 million in 2003, $48.1 million in 2004, $42.3 million in 2005 and $34.5 million in 2006.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note E — Recent Accounting Pronouncements (continued)

The following table shows the Company’s loss from continuing operations and its basic and diluted loss from continuing operations per share as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1, 2001 (unaudited) (in millions, except per share data).

	Six Months Ended June 31,

	2002	2001

(Loss) from continuing operations – as reported	$(1,158.7)	$(2,069.8)

Amortization of:

Goodwill	–	757.7

License acquisition costs	–	35.3

Other	–	1.0

	–	794.0

(Loss) from continuing operations – as adjusted	$(1,158.7)	$(1,275.8)

Basic and diluted net (loss) from continuing operations per share:

As reported	$(4.70)	$(8.03)

Amortization expense reduction	–	2.88

As adjusted	$(4.70)	$(5.15)

Note F — Fixed Assets

Fixed assets consist of:

	June 30,	December 31,
	2002	2001

	(unaudited)
	(in millions)
Operating equipment	$14,356.1	$13,312.2

Other equipment	1,060.6	997.6

Construction-in-progress	1,418.3	1,270.4

	16,835.0	15,580.2

Accumulated depreciation	(4,201.7)	(3,242.1)

	$12,633.3	$12,338.1

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note G — Intangible Assets

Intangible assets consist of:

	June 30,	December 31,
	2002	2001

	(unaudited)
	(in millions)
Intangible assets not subject to amortization:

Goodwill	$1,758.7	$1,626.3

License acquisition costs	53.7	54.7

Intangible assets subject to amortization:

Customer lists, net of accumulated amortization of $227.8 (2002) and $169.3 (2001)	142.9	168.8

	$1,955.3	$1,849.8

Note H — Investments in and Loans to Affiliates

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

The companies in which we hold minority investments may require additional financing. There can be no assurance that iesy will meet the conditions precedent to access additional funds under its credit facility or that it will be in compliance with the covenants under its debt agreements. The failure of iesy to obtain required funding or a default entitling the lenders to accelerate repayment of iesy’s borrowings would adversely affect the value of NTL’s investment in iesy. In addition iesy has recently retained advisors to assist it in a restructuring of its outstanding indebtedness. There can be no assurance that iesy will successfully achieve a restructuring. If a restructuring is not successfully achieved, it will likely have a negative impact on the value of NTL’s investment in iesy.

In addition, on April 15, 2002, a funding request for $20 million was received by NTL under the terms of the investment agreement relating to NTL’s investment in B2. NTL has informed B2 and the other principal investors that it is not in a position to comply with this request at this time. The B2 investment agreement provides that if NTL fails to provide such funding, it may be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ arrangements. Pursuant to the applicable documents, if this occurs the majority remaining shareholders may also elect to terminate the shareholder arrangements with respect to NTL and exercise a contractual right to acquire on a pro rata basis NTL’s interest in B2 at 25% of fair market value. If the remaining shareholders elected to exercise these rights, NTL could be forced to sell its stake in B2 at a loss. On June 25, 2002, B2 and its remaining shareholders filed a motion in the United States Bankruptcy Court requesting relief from the automatic stay provisions of section 362 of the Bankruptcy Code to exercise their rights under the relevant agreements. Notwithstanding the arguments raised in the motion, NTL believes that the Bankruptcy Code provides various defenses and protections of and for NTL’s rights under the B2 investment agreement and in respect of its equity interest in B2 and intends to enforce vigorously its rights and protections.

Premium TV Limited, a wholly-owned subsidiary of NTL (Delaware), Inc., is obliged to provide funding of up to approximately £62.0 million ($94.5 million) to fund various of its joint venture interests. Of this amount, the payment of approximately £50.0 million ($76.2 million) has been guaranteed by NTL (Delaware), Inc. If Premium TV Limited fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV Limited and, in respect of the guaranteed amounts, NTL (Delaware), Inc., may be sued for non-payment. As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. Premium TV Limited is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV Limited, Premium TV Limited may seek to discontinue these joint ventures and terminate their activities, which may also result

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note H — Investments in and Loans to Affiliates (continued)

in a cessation of substantially all of Premium TV Limited’s activities. As a result of the restructuring process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. NTL believes, however, that it has various defenses and protections under the United States Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections.

NTL Incorporated has also guaranteed the obligations of one of its subsidiaries to provide funding of up to approximately £4.2 million ($6.4 million) to a joint venture whose business is the provision of programming content. If the relevant subsidiary fails to provide such funding, under the shareholder arrangements relating to this joint venture, such subsidiary may be sued for damages. In addition, under the shareholder arrangements relating to this joint venture, the relevant joint venture partner may have the option to compulsorily acquire the Company’s indirect interest in the relevant joint venture at 70% of fair market value, resulting in the Company selling its indirect interest at a potential loss. The Company believes that it has various defenses and protections under the United States Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections. The Company intends to negotiate with its joint venture partner to address these issues. There can be no guaranty that these negotiations will be successful and that the Company will be able to retain its current interest in this joint venture company.

The Company’s investments in and loans to affiliates are as follows:

	June 30, 2002		December 31, 2001

	Ownership	Balance	Ownership	Balance
		(unaudited)
	(dollars in millions)

Noos	27.00%	$18.1	27.00%	$47.0

B2	34.01%	76.0	34.01%	92.5

iesy	32.50%	49.6	32.50%	73.0

Others		56.0		52.8

Total equity investments		199.7		265.3

Total cost investments		7.6		7.1

Total		$207.3		$272.4

A summary of combined financial information as reported by the Company’s equity investees is set forth below:

	June 30,	December 31,
	2002	2001

	(unaudited)
	(in millions)

Current assets	$454.3	$495.5

Fixed assets, net	1,079.4	910.9

Other assets	1,352.2	2,690.0

Total assets	$2,885.9	$4,096.4

Current liabilities	$443.4	$366.3

Non current liabilities	1,725.3	1,445.4

Total shareholders’ equity	717.2	2,284.7

Total liabilities and shareholders’ equity	$2,885.9	$4,096.4

	Six Months Ended June 30,

	2002	2001

	(unaudited)
	(in millions)

Revenues	$225.9	$251.4

Operating (loss)	(221.6)	(293.6)

Net (loss)	(243.2)	(335.4)

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note I– Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

June 30,
2002

(unaudited) (in millions)

Accounts payable	$0.5

Interest payable	318.1

Dividends payable	109.9

Payables to subsidiaries	0.6

Accrued expenses	5.4

Redeemable preferred stock

Cumulative Convertible Preferred Stock	2,077.3

Variable Coupon Redeemable Preferred Stock	484.2

6.5% Redeemable Preferred Stock	95.3

13% Senior Redeemable Exchangeable Preferred Stock	193.4

Long term debt

NTL Incorporated:

5 3/4% Convertible Subordinated Notes	100.0

NTL Delaware:

5 3/4% Convertible Subordinated Notes	1,200.0

NTL Communications:

12 3/4% Senior Deferred Coupon Notes	277.8

11 1/2% Senior Deferred Coupon Notes	1,050.0

10% Senior Notes	400.0

9 1/2% Senior Sterling Notes, less unamortized discount	190.2

10 3/4% Senior Deferred Coupon Sterling Notes	416.1

9 3/4% Senior Deferred Coupon Notes	1,193.3

9 3/4% Senior Deferred Coupon Sterling Notes	418.4

11 1/2% Senior Notes	625.0

12 3/8% Senior Deferred Coupon Notes	380.6

7% Convertible Subordinated Notes	489.8

9 1/4% Senior Euro Notes	246.4

9 7/8% Senior Euro Notes	345.0

11 1/2% Senior Deferred Coupon Euro Notes	156.1

11 7/8% Senior Notes, less unamortized discount	491.2

12 3/8% Senior Euro Notes, plus unamortized premium	296.5

6 3/4% Convertible Senior Notes	1,150.0

Diamond:

13 1/4% Senior Discount Notes	285.1

11 3/4% Senior Discount Notes	531.0

10 3/4% Senior Discount Notes	420.5

Diamond Holdings:

10% Senior Sterling Notes	205.8

9 1/8% Senior Notes	110.0

Total	$14,263.5

Pursuant to the proposed plan of reorganization, the Diamond Holding Notes will remain outstanding upon emergence from the Chapter 11 proceedings.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note J — Long-Term Debt

         Long-term debt, exclusive of amounts subject to compromise, consists of:

	June 30,	December 31,
	2002	2001

	(unaudited)
	(in millions)
NTL Incorporated:

5 3/4% Convertible Subordinated Notes	$–	$100.0

NTL Delaware:

5 3/4% Convertible Subordinated Notes	–	1,200.0

Cablecom:

Term Loan Facility	1,809.5	1,626.8

Revolving Facility	707.1	527.2

Other	6.4	6.2

NTL Communications:

12 3/4% Senior Deferred Coupon Notes	–	277.8

11 1/2% Senior Deferred Coupon Notes	–	1,050.0

10% Senior Notes	–	400.0

9 1/2% Senior Sterling Notes, less unamortized discount	–	181.4

10 3/4% Senior Deferred Coupon Sterling Notes	–	382.3

9 3/4% Senior Deferred Coupon Notes	–	1,153.8

9 3/4% Senior Deferred Coupon Sterling Notes	–	385.9

11 1/2% Senior Notes	–	625.0

12 3/8% Senior Deferred Coupon Notes	–	364.9

7% Convertible Subordinated Notes	–	489.8

9 1/4% Senior Euro Notes	–	222.5

9 7/8% Senior Euro Notes	–	311.5

11 1/2% Senior Deferred Coupon Euro Notes	–	135.6

11 7/8% Senior Notes, less unamortized discount	–	490.7

12 3/8% Senior Euro Notes, plus unamortized premium	–	267.8

6 3/4% Convertible Senior Notes	–	1,150.0

NTL Communications Limited:

Senior Credit Facility	4,245.4	4,050.0

Working Capital Facility	622.4	145.4

Other	58.4	58.6

NTL Triangle:

11.2% Senior Discount Debentures	517.3	517.3

Other	3.8	4.5

Diamond:

13 1/4% Senior Discount Notes	–	285.1

11 3/4% Senior Discount Notes	–	531.0

10 3/4% Senior Discount Notes	–	415.1

10% Senior Sterling Notes	–	196.3

9 1/8% Senior Notes	–	110.0

Other	3.7	3.6

	7,974.0	17,666.1

Less current portion	7,974.0	17,666.1

	$–	$–

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note J — Long-Term Debt (continued)

See Note C for discussion of the events of default and uncertainties about compliance with the terms and conditions of the Company’s debt. The holders of the debt have the right to accelerate repayment, or may have such right, which has caused all of the Company’s long-term debt to be classified as current. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

The effective interest rates on the Company’s variable interest rate debt were as follows:

	June 30,	December 31,
	2002	2001

Cablecom:

Term Loan Facility	4.30%	5.27%

Revolving Facility	4.21%	5.49%

NTL Communications Limited:

Senior Credit Facility	6.16%	6.73%

Term Facility	7.66%	8.06%

Working Capital Facility	10.65%	9.57%

On April 30, 2002, the Cablecom Term Loan Facility and Revolving Facility were restated. In May 2002, Cablecom borrowed an additional CHF 180.0 million ($120.6 million) under the Revolving Facility. The maturity date for both facilities was changed to April 30, 2003 in the restatement. The interest and commitment fee provisions were not changed. The Revolving Facility has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite majority of the lenders under that facility.

Note K — Redeemable Preferred Stock

The changes in the number of shares of Redeemable Preferred Stock were as follows (unaudited):

	13%	Variable	6.5%	Convertible

Shares at December 31, 2001	184,000	48,000	12,000	1,850,000

Issued for dividends	–	–	–	–

Shares at June 30, 2002	184,000	48,000	12,000	1,850,000

Liquidation preference at June 30, 2002 (in millions)	$195.4	$501.7	$129.8	$2,078.2

Note L — Other Charges including Restructuring Charges

Other charges of $19.3 million in 2002 include asset impairment charges of $12.9 million, restructuring charges of $3.7 million and costs incurred for information technology integration and for business rationalization consulting of $2.7 million. Other charges of $25.3 million in 2001 were for information technology integration and for business rationalization consulting.

The Company recorded restructuring charges in the fourth quarter of 2001 as a result of actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. These charges included employee severance and related costs for approximately 5,400 employees to be terminated, of which approximately 200 employees were still employed by the Company as of June 30, 2002.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note L — Other Charges including Restructuring Charges (continued)

The following table summarizes the restructuring charges incurred and utilized in 2002 and 2001:

	Employee
	Severance	Lease
	And Related	Exit	Agreement
	Costs	Costs	Modifications	Other	Total

	(in millions)

Balance, December 31, 2001	$79.3	$33.5	$27.7	$—	$140.5

Charged to expense	2.7	—	—	1.0	3.7

Utilized	(73.9)	(8.5)	(10.6)	(1.0)	(94.0)

Balance, June 30, 2002	$8.1	$25.0	$17.1	$—	$50.2

Note M — Comprehensive Loss

The Company’s comprehensive loss for the three months ended June 30, 2002 and 2001 was $197.0 million and $1,083.2 million, respectively. The Company’s comprehensive loss for the six months ended June 30, 2002 and 2001 was $872.9 million and $2,413.4 million, respectively.

Note N — Commitments and Contingent Liabilities

At June 30, 2002, the Company was committed to pay approximately $1,543.6 million for equipment and services and for investments in and loans to affiliates. This amount includes approximately $1,160.3 million for operations and maintenance contracts and other commitments from July 1, 2003 to 2013.

The Company has agreed to provide funds to its unconsolidated affiliates generally if and when requested to do so and only upon the satisfaction of certain conditions. The estimated aggregate amount as of June 30, 2002 was $57.8 million. These unconsolidated affiliates include the media partnerships with the Football League and with various UK football clubs for Internet marketing and sponsorships. The Company’s wholly-owned indirect subsidiary, Premium TV Limited, has entered into these football related partnerships.

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

Note O – Condensed Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization

The following condensed consolidating financial statements of the Company as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 have been provided pursuant to AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” NTL Incorporated’s subsidiaries, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp., are included in Entities in Reorganization. All other wholly owned direct and indirect subsidiaries of NTL Incorporated are included in Entities Not in Reorganization.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note O – Condensed Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)
	Six Months Ended June 30, 2002

		Entities Not
	Entities in	in
Statements of Operations	Reorganization	Reorganization	Adjustments	Consolidated

Revenue

Consumer telecommunications and television	$—	$1,232.7		$1,232.7

Business telecommunications	—	431.2		431.2

Broadcast transmission and other	–	146.5		146.5

	—	1,810.4		1,810.4

Costs and expenses

Operating expenses (exclusive of depreciation shown separately below)	—	849.5		849.5

Selling, general and administrative expenses	3.3	457.5		460.8

Other charges	–	19.3		19.3

Corporate charges	20.9	0.7		21.6

Depreciation	—	748.3		748.3

Amortization	26.4	40.7		67.1

	50.6	2,116.0		2,166.6

Operating loss	(50.6)	(305.6)		(356.2)

Other income (expense)

Interest income and other, net	114.9	17.0	$(107.1)	24.8

Interest expense (contractual interest of $777.5 (2002))	(396.4)	(353.8)	109.0	(641.2)

Share of (losses) from equity investments	(76.4)	(9.8)	–	(86.2)

Foreign currency transaction (losses) gains	(156.3)	92.0	–	(64.3)

(Loss) before recapitalization items, income taxes and discontinued operations	(564.8)	(560.2)	1.9	(1,123.1)

Recapitalization items, net	(48.9)	(34.7)	–	(83.6)

Loss before income taxes and discontinued operations	(613.7)	(594.9)	1.9	(1,206.7)

Income tax benefit	4.5	43.5	–	48.0

(Loss) from continuing operations	(609.2)	(551.4)	1.9	(1,158.7)

Discontinued operations:

Loss from operations of NTL Australia, net of taxes	–	(0.3)	–	(0.3)

Gain on sale of NTL Australia, net of taxes	–	8.4	–	8.4

Income (loss) from discontinued operations	–	8.1	–	8.1

Net loss	$(609.2)	$(543.3)	$1.9	$(1,150.6)

[Continued from previous table, first column(s) repeated]

(in millions)
	Six Months Ended June 30, 2001

		Entities Not
	Entities in	in
Statements of Operations	Reorganization	Reorganization	Adjustments	Consolidated

Revenue

Consumer telecommunications and television	$—	$1,229.3		$1,229.3

Business telecommunications	—	398.8		398.8

Broadcast transmission and other	–	136.5		136.5

	—	1,764.6		1,764.6

Costs and expenses

Operating expenses (exclusive of depreciation shown separately below)	—	874.1		874.1

Selling, general and administrative expenses	2.5	610.5		613.0

Other charges	–	25.3		25.3

Corporate charges	31.7	0.1		31.8

Depreciation	—	690.5		690.5

Amortization	385.5	480.4		865.9

	419.7	2,680.9		3,100.6

Operating loss	(419.7)	(916.3)		(1,336.0)

Other income (expense)

Interest income and other, net	367.7	2.7	$(356.2)	14.2

Interest expense (contractual interest of $777.5 (2002))	(487.0)	(576.2)	378.4	(684.8)

Share of (losses) from equity investments	(75.1)	(25.4)	–	(100.5)

Foreign currency transaction (losses) gains	124.9	(116.0)	–	8.9

(Loss) before recapitalization items, income taxes and discontinued operations	(489.2)	(1,631.2)	22.2	(2,098.2)

Recapitalization items, net	–	–	–	–

Loss before income taxes and discontinued operations	(489.2)	(1,631.2)	22.2	(2,098.2)

Income tax benefit	–	28.4	–	28.4

(Loss) from continuing operations	(489.2)	(1,602.8)	22.2	(2,069.8)

Discontinued operations:

Loss from operations of NTL Australia, net of taxes	–	(2.3)	–	(2.3)

Gain on sale of NTL Australia, net of taxes	–	–	–	–

Income (loss) from discontinued operations	–	(2.3)	–	(2.3)

Net loss	$(489.2)	$(1,605.1)	$22.2	$(2,072.1)

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note O – Condensed Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

	Three Months Ended June 30, 2002

		Entities Not
	Entities in	in
Statements of Operations	Reorganization	Reorganization	Adjustments	Consolidated

Revenue

Consumer telecommunications and television	$–	$624.3		$624.3

Business telecommunications	–	215.6		215.6

Broadcast transmission and other	–	76.5		76.5

	–	916.4		916.4

Costs and expenses

Operating expenses (exclusive of depreciation shown separately below)	–	413.7		413.7

Selling, general and administrative expenses	1.5	247.0		248.5

Other charges	–	16.7		16.7

Corporate charges	7.3	0.7		8.0

Depreciation	–	385.4		385.4

Amortization	12.9	21.5		34.4

	21.7	1,085.0		1,106.7

Operating loss	(21.7)	(168.6)		(190.3)

Other income (expense)

Interest income and other, net	58.4	7.5	$(56.2)	9.7

Interest expense (contractual interest of $405.6 (2002))	(134.4)	(192.0)	57.1	(269.3)

Share of (losses) from equity investments	(32.5)	(4.8)	–	(37.3)

Foreign currency transaction (losses) gains	(190.5)	131.2	–	(59.3)

(Loss) before recapitalization items, income taxes and discontinued operations	(320.7)	(226.7)	0.9	(546.5)

Recapitalization items, net	(17.0)	(20.8)	–	(37.8)

Loss before income taxes and discontinued operations	(337.7)	(247.5)	0.9	(584.3)

Income tax benefit	4.5	21.5	–	26.0

(Loss) from continuing operations	(333.2)	(226.0)	0.9	(558.3)

Discontinued operations:

Loss from operations of NTL Australia, net of taxes	–	(0.5)	–	(0.5)

Gain on sale of NTL Australia, net of taxes	–	8.4	–	8.4

Income (loss) from discontinued operations	–	7.9	–	7.9

Net loss	$(333.2)	$(218.1)	$0.9	$(550.4)

[Continued from previous table, first column(s) repeated]

	Three Months Ended June 30, 2001

		Entities Not
	Entities in	in
Statements of Operations	Reorganization	Reorganization	Adjustments	Consolidated

Revenue

Consumer telecommunications and television	$–	$618.4		$618.4

Business telecommunications	–	197.6		197.6

Broadcast transmission and other	–	68.4		68.4

	–	884.4		884.4

Costs and expenses

Operating expenses (exclusive of depreciation shown separately below)	–	435.4		435.4

Selling, general and administrative expenses	1.0	289.8		290.8

Other charges	–	17.9		17.9

Corporate charges	19.2	0.1		19.3

Depreciation	–	359.2		359.2

Amortization	194.6	247.4		442.0

	214.8	1,349.8		1,564.6

Operating loss	(214.8)	(465.4)		(680.2)

Other income (expense)

Interest income and other, net	51.2	(2.7)	$(43.3)	5.2

Interest expense (contractual interest of $405.6 (2002))	(237.3)	(131.0)	38.6	(329.7)

Share of (losses) from equity investments	(51.5)	(6.1)	–	(57.6)

Foreign currency transaction (losses) gains	36.2	(13.6)	–	22.6

(Loss) before recapitalization items, income taxes and discontinued operations	(416.2)	(618.8)	(4.7)	(1,039.7)

Recapitalization items, net	–	–	–	–

Loss before income taxes and discontinued operations	(416.2)	(618.8)	(4.7)	(1,039.7)

Income tax benefit	–	12.3	–	12.3

(Loss) from continuing operations	(416.2)	(606.5)	(4.7)	(1,027.4)

Discontinued operations:

Loss from operations of NTL Australia, net of taxes	–	(1.8)	–	(1.8)

Gain on sale of NTL Australia, net of taxes	–	–	–	–

Income (loss) from discontinued operations	–	(1.8)	–	(1.8)

Net loss	$(416.2)	$(608.3)	$(4.7)	$(1,029.2)

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note O – Condensed Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)
	June 30, 2002

		Entities Not
	Entities in	in
Balance Sheets	Reorganization	Reorganization	Adjustments	Consolidated

Current assets	$434.0	$1,784.3	$(311.3)	$1,907.0

Investments in and loans to affiliates, net	15,575.2	(798.9)	(14,569.0)	207.3

Fixed and noncurrent assets	6,734.1	14,487.2	(6,235.1)	14,986.2

Total assets	$22,743.3	$15,472.6	$(21,115.4)	$17,100.5

Current liabilities	$170.3	$12,394.8	$(2,529.9)	$10,035.2

Noncurrent liabilities	3.2	6,443.7	(6,087.9)	359.0

Liabilities subject to compromise	14,263.5	–	–	14,263.5

Shareholders’ equity (deficiency)	8,306.3	(3,365.9)	(12,497.6)	(7,557.2)

Total liabilities and shareholders’ equity (deficiency)	$22,743.3	$15,472.6	$(21,115.4)	$17,100.5

[Additional columns below]

[Continued from above table, first column(s) repeated]

(in millions)
	December 31, 2001

		Entities Not
	Entities in	in
Balance Sheets	Reorganization	Reorganization	Adjustments	Consolidated

Current assets	$496.3	$1,728.5	$(294.5)	$1,930.3

Investments in and loans to affiliates, net	15,728.8	(793.5)	(14,662.9)	272.4

Fixed and noncurrent assets	6,051.3	14,097.2	(5,512.7)	14,635.8

Total assets	$22,276.4	$15,032.2	$(20,470.1)	$16,838.5

Current liabilities	$10,958.9	$11,639.3	$(2,418.3)	$20,179.9

Noncurrent liabilities	2,807.2	6,039.7	(5,645.9)	3,201.0

Liabilities subject to compromise	–	–	–	–

Shareholders’ equity (deficiency)	8,510.3	(2,646.8)	(12,405.9)	(6,542.4)

Total liabilities and shareholders’ equity (deficiency)	$22,276.4	$15,032.2	$(20,470.1)	$16,838.5

[Continued from previous table, first column(s) repeated]

	Six Months Ended June 30, 2002

		Entities Not
	Entities in	in
Statements of Cash Flows	Reorganization	Reorganization	Adjustments	Consolidated

Net cash (used in) provided by operating activities	$(214.2)	$279.7	$–	$65.5

Net cash provided by (used in) investing activities	371.1	(457.9)	–	(86.8)

Net cash (used in) provided by financing activities	(132.0)	541.5	–	409.5

Effect of exchange rate changes on cash and cash equivalents	0.8	40.7	–	41.5

Increase (decrease) in cash and cash equivalents	25.7	404.0	–	429.7

Cash and cash equivalents at beginning of period	212.4	269.4	–	481.8

Cash and cash equivalents at end of period	$238.1	$673.4	$–	$911.5

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six Months Ended June 30, 2001

		Entities Not
	Entities in	in
Statements of Cash Flows	Reorganization	Reorganization	Adjustments	Consolidated

Net cash (used in) provided by operating activities	$(854.3)	$647.6	$(0.2)	$(206.9)

Net cash provided by (used in) investing activities	(72.7)	(1,074.0)	–	(1,146.7)

Net cash (used in) provided by financing activities	1,402.3	299.1	0.2	1,701.6

Effect of exchange rate changes on cash and cash equivalents	(0.7)	(15.5)	–	(16.2)

Increase (decrease) in cash and cash equivalents	474.6	(142.8)	–	331.8

Cash and cash equivalents at beginning of period	252.1	299.2	–	551.3

Cash and cash equivalents at end of period	$726.7	$156.4	$–	$883.1

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note P – Segment Data

The Company's primary measure of profit or loss for each reportable segment is EBITDA as defined below. The Company considers EBITDA an important indicator of the operational strength and performance of its reportable segments, including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA excludes the impact of costs and expenses that do not directly effect cash flows such as depreciation, amortization and share of (losses) from equity investments. The Company also excludes costs and expenses that are not directly related to the performance of a single reportable segment from EBITDA rather than allocate these costs and expenses to multiple reportable segments. Other charges, corporate expenses and foreign currency transactions are not directly related to a single segment. EBITDA should be considered in addition to, not as a substitute for, operating (loss), net (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

	Broadcast	Consumer	Business	Shared	Total

	(in millions)

Six Months Ended June 30, 2002

Revenues	$146.5	$1,232.7	$431.2	$–	$1,810.4

EBITDA(1)	77.2	437.3	167.5	(181.9)	500.1

Six Months Ended June 30, 2001

Revenues	$136.5	$1,229.3	$398.8	$–	$1,764.6

EBITDA(1)	67.9	298.8	123.7	(212.9)	277.5

Total assets

June 30, 2002(2)	$832.8	$11,560.2	$3,348.2	$1,359.3	$17,100.5

December 31, 2001(3)	1,206.8	11,400.2	3,289.7	941.8	16,838.5

(1)	Represents earnings before interest, taxes, depreciation, amortization, other charges, corporate expenses, share of (losses) from equity investments, foreign currency transaction (losses) gains, recapitalization items, net and income (loss) from discontinued operations. Segment EBITDA in 2001 has been reclassified to conform to the current year presentation.

(2)	At June 30, 2002, shared assets included $704.6 million of cash, cash equivalents and marketable securities, $0.1 million of goodwill and $654.6 million of other assets.

(3)	At December 31, 2001, shared assets included $318.0 million of cash and cash equivalents, $0.1 million of goodwill and $623.7 million of other assets.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note P – Segment Data (continued)

The reconciliation of segment combined EBITDA to loss before income taxes and discontinued operations is as follows:

	Six Months Ended June 30,

	2002	2001

	(in millions)

Segment combined EBITDA	$500.1	$277.5

(Add) deduct:

Other charges	19.3	25.3

Corporate expenses	21.6	31.8

Depreciation	748.3	690.5

Amortization	67.1	865.9

Interest income and other, net	(24.8)	(14.2)

Interest expense	641.2	684.8

Share of losses from equity investments	86.2	100.5

Foreign currency transaction losses	64.3	(8.9)

Recapitalization items, net	83.6	—

	1,706.8	2,375.7

Loss before income taxes and discontinued operations	$(1,206.7)	$(2,098.2)

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Key points concerning our current financial condition and our planned recapitalization include:

Financial Condition

•	NTL Incorporated and its subsidiaries have issued and outstanding approximately $11.5 billion in senior and subordinated notes and debentures.

•	The Company’s UK credit facilities are fully drawn and the revolving tranche of the Cablecom facility has been capped at its utilized amount of CHF 1,055.0 million. The term tranche of the Cablecom facility is fully drawn.

•	NTL Communications Corp., a wholly-owned indirect subsidiary of the Company, did not pay cash interest on certain series of its notes that was due on April 1, 2002, April 15, 2002, May 15, 2002, June 15, 2002 and August 1, 2002. NTL Incorporated (NTL (Delaware), Inc. co-obligor) also did not pay cash interest and related fees on a series of its notes that were due on April 15, 2002 and July 15, 2002 and NTL (Delaware), Inc. did not pay cash interest on a series of its notes that was due on June 15, 2002.

•	NTL did not pay the interest payments due on June 15, 2002 with respect to Diamond’s 11-3/4% notes due 2005 and on August 1, 2002 with respect to Diamond Holdings’ 10% notes due 2008 and 9-1/8% notes due 2008.

•	In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

•	As of May 8, 2002, the date of its Chapter 11 filing, NTL was in default of $95.4 million in interest in respect of $1,693.4 million in principal amount of its indebtedness.

Recapitalization Plan

•	On May 8, 2002, NTL Incorporated and a number of its subsidiaries, namely, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp., filed a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code.

•	Under the proposed reorganization plan, NTL will be split into two companies, one holding all of its UK and Ireland assets, and the other holding various continental European and other assets.

•	Holders of notes of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp. and Diamond Cable Communications would receive 100% of the initial common stock of NTL UK and Ireland and approximately 86.5% of NTL Euroco.

•	Holders of notes of NTL (Delaware), Inc. would have the option to reinvest all or a portion of NTL (Delaware), Inc. cash in additional shares of common stock or to receive such cash in the recapitalization.

•	Common and preferred stockholders, including France Telecom, would participate in a package of rights (to be priced at a $10.5 billion enterprise value) and warrants entitling them to purchase primary common stock of NTL UK and Ireland. If fully exercised, those rights and warrants would entitle the current preferred stockholders to acquire approximately 23.6% and the current common stockholders to acquire approximately 8.9% of NTL UK and Ireland’s common stock. Current preferred stockholders, other than France Telecom, would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco.

•	Under the reorganization plan, NTL will convert approximately $10.9 of debt to equity, thereby reducing NTL UK and Ireland’s debt to approximately $5.8 billion (projected pro forma net debt as of September 1, 2002 as per the amended disclosure statement filed on July 15, 2002) which will consist of mortgage notes, amounts owed under the UK credit facilities and Diamond Holdings and NTL Triangle notes and the projected exit facility.

•	Under the reorganization plan, NTL Europe’s debt will consist of the Cablecom credit facility of CHF 1,055.0 million.

•	The Bankruptcy Court approved the proposed debtor in possession financing in the principal amount of $630 million in an order dated July 3, 2002. The DIP facility was entered into on July 15, 2002.

•	At a hearing on July 12, 2002, the Bankruptcy Court approved the Company’s amended disclosure statement.

•	The confirmation hearing in respect of the Company’s second amended joint reorganization plan, filed with the Bankruptcy Court on July 15, 2002, has been scheduled for September 5, 2002.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

Liquidity and Capital Resources

Recapitalization Process and Ability to Continue Operations

On May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code (referred to as the proposed recapitalization plan). NTL’s operating subsidiaries were not included in the Chapter 11 filing. Toward the end of 2001, while the Company continued to have sufficient liquidity to meet its near term obligations, it recognized the negative impact of the collapsing European and U.S. telecommunications markets on its ability to service its debt. Accordingly, the Company began to implement a strategy to preserve and maximize its enterprise value. This strategy included the implementation of cost-cutting measures and the commencement of discussions with certain third parties regarding strategic alternatives for NTL’s business.

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

In addition, the Company’s UK credit facilities are fully drawn. The revolving tranche of the Cablecom credit facility has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite majority of the lenders under that facility. The term tranche of the Cablecom credit facility is fully drawn. NTL Communications Corp., a wholly-owned indirect subsidiary of NTL Incorporated, did not pay cash interest on certain series of its notes that was due on April 1, 2002, April 15, 2002, May 15, 2002, June 15, 2002 and August 1, 2002. NTL Incorporated also did not pay cash interest and related fees on a series of their notes that was due on April 15, 2002 and July 15, 2002 and NTL (Delaware), Inc. did not pay cash interest and related fees on a series of its notes that was due on June 15, 2002. NTL also missed the interest payment due on June 15, 2002 with respect to Diamond's 11¾% notes due 2005 and on August 1, 2002 with respect to Diamond Holdings’ 10% notes due 2008 and 9-1/8% notes due 2008. Upon emerging from Chapter 11 proceedings, the Company intends to make any required interest payments on the notes of Diamond Holdings. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

As of June 30, 2002, the Company had approximately $947.5 million in cash, cash equivalents and marketable securities on hand. The Company may require additional cash in the twelve months from July 1, 2002 to June 30, 2003. The Company obtained a Court approved $630 million DIP facility (described below) on July 15, 2002 to meet the potential cash requirements of the Company and its subsidiaries, excluding Cablecom. The Company expects that the DIP facility will be replaced with an exit facility for NTL Communications Corp. and its subsidiaries upon the completion of the recapitalization process, in part because the DIP facility will mature concurrently with the Company’s emergence from Chapter 11. The Company estimates that its capital expenditures and debt service requirements, net of cash from operations, will aggregate up to approximately $250.0 million from July 1, 2002 to June 30, 2003. The Company believes that cash, cash equivalents and marketable securities on hand at June 30, 2002, and the cash available from the DIP facility and subsequently the planned exit facility will be sufficient for its and its subsidiaries cash requirements during the twelve months from July 1, 2002 to June 30, 2003.

Events Leading to the Proposed Recapitalization and Chapter 11 Filings

Beginning in January 2002, NTL was contacted by an unofficial committee of bondholders regarding the commencement of a comprehensive and consensual restructuring process. NTL was informed at that time that the members of the unofficial steering committee of bondholders owned, in the aggregate, more than 50% of the outstanding principal amount of NTL’s notes. In connection with the restructuring process, the steering committee of the unofficial committee of bondholders retained advisors to facilitate the negotiations.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

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

On April 17, 2002, Liberty sent a proposal to NTL’s board of directors, which proposed a cash tender offer for 30% of the outstanding bonds of NTL Communications Corp. at a “small premium” to the prevailing market price and an agreement to vote such acquired bonds in favor of the proposed plan of reorganization, as well as a “participation” with NTL in a cash infusion of up to $500 million into Cablecom. After consultation with NTL’s board of directors and the steering committee of bondholders on April 18, 2002, NTL indicated to Liberty that it did not consider the Liberty proposal to be in the best interests of NTL and that the best course of action for NTL to maximize its enterprise value was to promptly consummate the proposed plan of reorganization. By letter dated June 28, 2002, NTL received notice that Liberty was ceasing all discussions with NTL concerning its proposals.

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, NTL commenced negotiations with the steering committee of the unofficial committee of bondholders and its legal and financial advisors. The negotiations continued during the latter part of March and throughout April 2002, and also included France Telecom. On April 16, 2002, the Company announced that it had reached a comprehensive agreement in principle with the unofficial committee and France Telecom, a significant holder of the Company’s preferred stock, on implementing a recapitalization plan. On May 2, 2002, a steering committee of the lending banks under the Company’s credit facilities gave their approval in principle (on a non-legally binding basis) to the Company’s proposed plan of reorganization.

The reorganization plan, if implemented, will result in the cancellation of all of NTL Incorporated’s outstanding shares of common stock, preferred stock and redeemable preferred stock, and the cancellation of all of the publicly held notes of NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. and the transfer of the publicly held notes of Diamond Cable Communications Limited to NTL UK and Ireland. In addition, if the plan is implemented the Company will be discharged from its obligation to pay dividends accruing on the canceled preferred stock and interest accruing on the canceled notes. The reorganization plan contemplates that the UK bank debt will remain in place as part of the recapitalization. Under the plan, NTL would be split into two companies, one tentatively called NTL UK and Ireland, holding its main UK and Ireland assets, and one tentatively called NTL Euroco, holding certain of its continental European and other assets.

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

On June 21, 2002, the United States Trustee appointed an official unsecured creditors’ committee. The creditors’ committee is comprised of the three indenture trustees for the debt securities of the Company and the ten members of the steering committee of the Company’s bondholders. The members of the creditors’ committee are: The Bank of New York; Wilmington Trust Company; Wells Fargo Bank Minnesota, National Association; Angelo Gordon & Co. LP; Capital Research & Management Company; Franklin Mutual Advisers, LLC; Oaktree Capital Management LLC; Salomon Brothers Asset Management; Appaloosa Management, LP; Fidelity Management & Research Co.; MacKay Shields LLC; SAB Capital Management, L.P.; and W.R. Huff Asset Management Co., LLC.

On May 24, 2002, NTL and its debtor subsidiaries filed an amended joint reorganization plan and disclosure statement. The bankruptcy court approved the disclosure statement on July 12, 2002 as containing information of a kind and in sufficient adequate to enable the holders of claims against or interests in the debtors to make an informed judgment with respect to the reorganization plan prior to exercising their right to vote to accept or reject the reorganization plan. At that time the Court set September 5, 2002 as the date for the hearing to consider confirmation of the amended joint reorganization plan subsequently amended. On July 15, 2002, NTL Incorporated and its debtor subsidiaries filed an amended disclosure statement and a second amended joint reorganization plan. A copy of the second amended joint reorganization plan and the related disclosure statement are included as exhibits to NTL Incorporated’s Current Report on Form 8-K filed on July 16, 2002.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

The filing of the petitions seeking relief filed under Chapter 11 constituted an event of default under the indentures of each of the entities which filed such Chapter 11 petitions and amounts outstanding under these indentures became immediately due and payable. No action has been taken in respect of those defaults and any such action likely would be barred by the automatic stay that exists by virtue of the Chapter 11 filings. The filing of the Company’s Chapter 11 petitions also constituted an event of default under the Company’s UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable.

Recapitalization Expense

Recapitalization items of $83.6 million in the six months ended June 30, 2002 includes $19.0 million for employee retention related to substantially all of our UK employees and $66.6 million for financial advisor, legal, accounting and consulting costs. These costs are net of $2.0 million of interest earned on accumulated cash since the Chapter 11 filing on May 8, 2002. We expect to incur approximately $50.0 million in additional recapitalization costs until we complete the process. The proposed joint reorganization plan provides that recapitalization costs will be allocated between NTL UK and Ireland and NTL Europe.

         Recapitalization items, net consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in millions)
Payroll and related	$(10.2)	$—	$(19.0)	$—

Professional fees	(29.6)	—	(66.6)	—

Interest earned on accumulated cash from Chapter 11 proceeding	2.0	—	2.0	—

	$(37.8)	$—	$(83.6)	$—

         Details of operating cash receipts and payments resulting from the recapitalization are as follows:

For the period
May 8, 2002 –
June 30, 2002

(in millions)
Interest income	$0.6

Payroll and related costs paid	(0.3)

Professional fees	(1.9)

Other	—

Net operating cash flows from recapitalization items	$(1.6)

DIP facility

In connection with the proposed joint reorganization plan, certain members of the official unsecured creditors’ committee of bondholders committed to provide up to $500 million of new debt financing to the Company and of its subsidiaries during the Chapter 11 process. The new financing will ensure that the Company’s business operations have access to sufficient liquidity to continue ordinary operations. GE Capital, an affiliate of GE Capital Structured Finance Group Limited, one of the lenders under the Senior Credit Facility, and Wilmington Trust Company, the trustee under the Indentures governing certain of the NTL Incorporated subordinated notes, filed objections to the DIP facility. The Bankruptcy Court approved the DIP facility in the principal amount of $630 million (including a $130 million commitment from NTL (Delaware), Inc. and the $500 million from certain members of the creditors’ committee) over such objections in an order issued on July 3, 2002. On July 15, 2002, the various lenders under the DIP facility and NTL (Delaware), Inc., entered into the DIP facility agreement with Communications Cable Funding Corp., a subsidiary of NTL Incorporated, to provide $630 million in financing to Communications Cable Funding Corp.

In connection with the commitment, NTL Incorporated and its debtor subsidiaries were to pay a commitment fee to the bondholder DIP lenders equal to 2% of the $500 million commitment (i.e., $10 million). Accordingly, on May 6, 2002 and May 7, 2002, NTL delivered to its bank written instructions to pay by wire transfer to each lender under the DIP facility such lender’s pro rata portion of the commitment fee. Due to administrative difficulties, however, some of the lenders under the DIP facility did not receive their pro rata portion of the commitment fee prior to the commencement of the Chapter 11 cases. In total, as of May 8, 2002, $428,000 of the $10 million commitment fee had not been paid to the applicable lenders under the DIP facility. Pursuant to an order of the court dated May 31, 2002, the remaining $428,000 of the commitment fee was paid to the applicable lenders under the DIP facility.

Each term loan under the DIP facility will bear interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum will increase incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period.

NTL (Delaware), Inc. is also a lender under the DIP facility and will lend up to $130 million. NTL (Delaware), Inc. has cash on hand and, because the Chapter 11 cases are not substantively consolidated, NTL Incorporated and its debtor subsidiaries and the steering committee of bondholders have concluded that the cash at NTL (Delaware), Inc. is to be used to partially fund the reorganization of all of the debtors. NTL (Delaware), Inc. will receive interest and is entitled to the same protections as the other bondholder DIP lenders.

Under the DIP facility agreement, Communications Cable Funding is the borrower, and all of the other debtors (other than Diamond Cable and Diamond Holdings) are guarantors, except that NTL Communications Corp. is also a co-obligor of the loans from NTL (Delaware), Inc. Under the DIP facility agreement, the cash (except for the DIP facility proceeds) of the borrower and the guarantors will be cash collateral for the DIP facility and will not be used or transferred for any purpose whatsoever without the consent of the bondholder DIP lenders. All funding needs of the debtors will be funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

Under the DIP facility agreement, the loan structure contains three tranches that rank equally with each other. All amounts owed under the DIP facility agreement are required to be paid in full no later than the earlier of (i) the consummation of the reorganization plan, (ii) December 1, 2002, and (iii) the date on which all of the term loans become due and payable in full under the DIP facility agreement, whether by acceleration or otherwise.

On July 17, 2002, NTL drew the first tranche available under the facility in the amount of $229.0 million.

A copy of the DIP facility agreement was attached as an exhibit to Form 8-K filed by the Company with the Commission on July 19, 2002.

Exit Facility

Because of the short maturity of the DIP facility and the longer term liquidity needs of the Company, as well as the requirements under the Bankruptcy Code for confirmation of and the conditions to consummation of the Company’s proposed plan, the Company will require the reorganized NTL and/or Communications Cable Funding Corp. to enter into an exit financing facility. The exit financing or any alternative financing would refinance (at least in part) the DIP facility and may be used as consideration for the refinancing of the note payable to NTL (Delaware), Inc. from NTL (UK) Group Inc. Because of the present market conditions which are unfavorable to telecommunications companies generally, there can be no assurance that the Company will successfully obtain an acceptable exit facility, although the Company is presently in discussions with various parties about alternatives.

The Company expects that the exit facility may be secured by various assets of the reorganized NTL, including those which secure the DIP facility, would rank senior to all current and future subordinated debt of the reorganized NTL.

The Company also expects that the exit facility would impose operating and financial restrictions on the reorganized NTL and its subsidiaries. These restrictions would significantly limit or prohibit, among other things, the reorganized NTL’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, or make distributions in respect of capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge, or sell all or substantially all of their assets. The exit facility also likely would require the reorganized NTL to satisfy some of the financial covenants on an ongoing basis. The Company cannot determine at this time whether these financial covenants would have a material impact on the reorganized NTL’s ability to finance future operations or capital needs or to engage in other business activities.

The terms, covenants, and conditions of an exit facility have not been finalized and remain subject to negotiation and final documentation.

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

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

Current preferred and common stockholders of NTL Incorporated, including France Telecom, would receive warrants to purchase common stock of NTL UK and Ireland and rights entitling them to purchase common stock of NTL UK and Ireland. For each share of common stock purchase upon exercise of rights, the person exercising such rights will receive a warrant to purchase one share of common stock of NTL UK and Ireland. The rights will be exercisable, on an oversubscription basis, for the 20-business day period after the entry of the confirmation order, as such period may be extended, and the warrants will be exercisable for a period of eight years at an exercise price of $77.47 per share. The number of shares to be received upon exercise of the warrants is subject to customary adjustments for stock splits, stock recapitalizations and distributions of property (other than cash) to holders of NTL UK and Ireland common stock. If fully exercised, the rights and warrants would entitle the current preferred stockholders of NTL Incorporated to acquire approximately 23.6% and the current common stockholders of NTL Incorporated to acquire approximately 8.9% of NTL UK and Ireland’s primary common stock on the effective date of the recapitalization. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), and NTL Communications Corp. would have the right to purchase any shares of NTL UK and Ireland common stock and warrants not subscribed for in the rights offering by the preferred and common stockholders of NTL Incorporated. It is expected that the warrants will be listed or quoted on the same exchange or inter-dealer quotation system as the shares of common stock of the reorganized NTL. NTL has had preliminary conversations with the New York Stock Exchange regarding the listing of the common stock of NTL UK and Ireland on the Exchange following the effective date of its plan of reorganization. Based on these preliminary conversations there has been no indication from the New York Stock Exchange that NTL UK and Ireland will qualify for listing on the Exchange. There can be no assurance that shares of NTL UK and Ireland common Stock and/or Series A Warrants will be listed on an exchange or be eligible for trading on an inter-dealer quotation system on the effective date of the bankruptcy or at any time thereafter or that an orderly trading market will develop for these securities.

Current preferred stockholders, other than France Telecom, would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Europe. It is contemplated that, subject to the consummation of the recapitalization, France Telecom would also receive NTL Incorporated’s 27% interest in Noos, pursuant to a pledge of such interest to France Telecom given at the time of its acquisition.

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

The United States Bankruptcy Code also requires that a plan must provide the same treatment for each claim or interest in a particular class, unless a holder agrees to a less favorable treatment of its particular claim or interest. The Company believes that the proposed recapitalization plan complies with this requirement of the United States Bankruptcy Code. However, if a member of a class objects to its treatment, or if the Bankruptcy Court finds that the proposed recapitalization plan does not comply with the requirements of the United States Bankruptcy Code, confirmation of the plan could be delayed or prevented. In addition, each class of impaired claims and interests that will (or may) be entitled to receive property under the plan will have the opportunity to vote to accept or reject the plan. If an impaired class of claims or interests rejects the plan, the Company may request confirmation of the plan pursuant to the “cramdown” provisions of the United States Bankruptcy Code. Even if the requirements for “cramdown” are met, the Bankruptcy Court, which, as a court of equity may exercise substantial discretion, may choose not to confirm the plan. There can be no assurance that the proposed recapitalization plan will be confirmed.

Bank Waivers

Before the Company could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under the Company’s credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities. Such initial waivers did not permit NTL to make to any of its bondholders an exchange or similar offer for NTL’s outstanding public notes or to enter into a legally binding agreement with the unofficial steering committee of bondholders, subject to some exceptions, without the consent of the lenders under the credit facilities. But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extended the duration of the initial waivers to April 29, 2002 in the case of the UK credit facilities or May 14, 2002 in the case of the Cablecom credit facility, unless the interest payments missed by NTL Communications Corp. on April 1, 2002 were remedied or a sufficient number of bondholders agreed to forbear in respect of such non-payment, in which case, the UK credit facilities waivers were to be extended to May 14, 2002. As a condition to the amendment to the initial waivers, the UK lenders required NTL (Delaware), Inc. to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. Such loan was actually made (with the approval of the lenders under the UK credit facilities) to NTL (UK) Group, Inc. and then on-lent to certain subsidiaries of NTL (UK) Group, Inc. This loan, which was made on April 5, 2002, is structurally senior to the outstanding public notes issued by NTL Communications Corp. and contractually senior to intra-group debt owed by NTL (UK) Group, Inc. to NTL Communications Corp. but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and agreed, among other things, not to commence voluntary dissolution proceedings, including proceedings under Chapter 11 of the United States Bankruptcy Code, without the consent of these lenders.

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

Cablecom GmbH, an indirect wholly-owned subsidiary of NTL (Delaware), Inc., is the principal trading company of NTL’s Swiss group. There were a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom’s and six of its direct and indirect subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility, which entitled the lenders to accelerate repayment. Such an acceleration would have resulted in an event of default under NTL Incorporated’s and NTL (Delaware), Inc.’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009.

Under Swiss law, the board of directors of an overindebted company is generally obliged to notify a judge of overindebtedness so that the judge may either institute insolvency proceedings or postpone such adjudication and take appropriate measures to preserve the value of the assets. An overindebted company is not required to notify a judge if the creditors of the overindebted entity subordinate their claims in the amount of the overindebtedness.

The problem of overindebtedness was resolved on June 26 and June 27, 2002 in certain of the overindebted subsidiaries when they were merged into Cablecom and other members of the Cablecom group. The remaining overindebted subsidiaries were not merged but the overindebtedness issue was resolved in those subsidiaries by way of subordination agreements which obviated any requirement to institute insolvency proceedings in respect of these companies.

At the end of April 2002 the defaults subsisting at that time were remedied or were waived by the restatement of the credit agreement and the grant of a waiver letter. However, conditions subsequent such as the grant of new security and the deposit of share certificates relating to minority shareholdings pledged to the banks were imposed by these documents and other new finance documents executed pursuant to the restatement.

Since the end of April 2002 the following defaults have occurred under the Cablecom finance documents: (1) The indentures issued by NTL (Delaware), Inc. and NTL Incorporated have become payable and have not been paid; (2) NTL (Delaware), Inc. has commenced negotiations with its creditors with a view to the general rescheduling of its indebtedness and has commenced proceedings under Chapter 11 of the United States Bankruptcy Code pursuant to which it intends to reorganize its debt; (3) NTL (Delaware), Inc. has liabilities which exceed the value of its assets and is unable to pay its debts as they fall due; (4) Cablecom was unable to satisfy the conditions to allow it to rollover revolving advances maturing in early July 2002. The revolving advances remained unpaid for several days until Cablecom was able to obtain the consent of the banks to waive the conditions to their rollover; (5) Certain of the conditions subsequent imposed by the restated credit agreement, the waiver letter and other finance documents executed pursuant to the restated credit agreement have yet to be fulfilled.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

The outstanding defaults under the Cablecom finance documents entitle the facility agent to demand repayment of the loan and enforce the security granted to secure that loan. The facility agent has discretion to take those steps and can be compelled to take those steps by a group of banks holding at least 66-2/3% in aggregate of the loan.

Future developments in Cablecom's business, as well as external factors, could result in a reemergence of the over indebtedness issue under Swiss law.

Interest Payments on Public Notes

The Company and its subsidiaries have substantial interest payment obligations under their existing indebtedness. The Company and its subsidiaries did not make their scheduled interest payments on the respective due dates as follows:

April 1, 2002:

NTL Communications Corp.	9-1/2% notes due 2008	$8.6 million

NTL Communications Corp.	11-1/2% notes due 2008	$35.9 million

NTL Communications Corp.	11-7/8% noted due 2010	$29.7 million

	Total	$74.2 million

April 15, 2002:

NTL Communications Corp.	12-3/4% notes due 2005	$17.7 million

NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

	Total	$20.2 million

May 15, 2002:

NTL Communications Corp.	9-1/4% notes due 2006	$10.5 million

NTL Communications Corp.	6-3/4% notes due 2008	$38.8 million

NTL Communications Corp.	9-7/8% notes due 2009	$15.7 million

	Total	$65.0 million

June 15, 2002:

Diamond Cable Communications Limited	11-3/4% notes due 2005	$31.2 million

NTL Communications Corp.	7% notes due 2008	$17.1 million

NTL (Delaware), Inc.	5-3/4% notes due 2009	$34.5 million

	Total	$82.8 million

July 15: 2002:

NTL Incorporated (NTL (Delaware), Inc., co-obligor	5-3/4% notes due 2011	$2.5 million

August 1, 2002:

NTL Communications Corp.	11-1/2% notes due 2006	$60.4 million

NTL Communications Corp.	12-3/8% notes dues 2008	$18.3 million

Diamond Holdings Limited	10% notes due 2008	$10.5 million

Diamond Holdings Limited	9-1/8% notes due 2008	$5.0 million

	Total	$94.2 million

Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. Upon emerging from Chapter 11 proceedings, the Company intends to make any required interest payments on the notes of Diamond Holdings. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle (a non-debtor) and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after the 30 day grace period, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under most of our other notes. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under the Company’s other indentures at NTL Communications Corp., NTL (Delaware), Inc., NTL Incorporated and under our UK credit facilities and under the Cablecom credit facility. This gave holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable. As a result of the payment defaults as well as the Company’s voluntary filing under Chapter 11 of the United States Bankruptcy Code on May 8, 2002, there is an event of default under all of our credit facilities and the indentures governing all of our publicly traded debt, other than debt of NTL Triangle. As a result of the Chapter 11 filings, all of our publicly traded debt, other than the debt of NTL Triangle, became immediately due and payable, pursuant to the terms of the indentures governing such debt. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

Inability to Pay Dividends On or Redeem Preferred Stock

The Company failed to declare or pay dividends due February 15, 2002 on its 13% Senior Redeemable Exchangeable Preferred Stock in the amount of $6.0 million. In addition, on May 15, 2002, the Company failed to declare or pay dividends on its 13% Senior Redeemable Exchangeable Preferred Stock in the amount of $6.2 million. The Company did not pay dividends on its 5% cumulative participating convertible preferred stock held by France Telecom on December 31, 2001 of $37.0 million, on March 31, 2002 of $37.5 million and on June 30, 2002 of $38.0 million, or on its cumulative convertible preferred stock held by France Telecom and a group of commercial banks on December 31, 2001 of $24.9 million, March 26, 2002 of $24.1 million and June 30, 2002 of $42.1 million. Historically, payment of dividends has been made in additional shares of preferred stock in the case of the 13% preferred stock, the 5% cumulative participating preferred stock and the cumulative convertible preferred stock. The Company did not pay these dividends due to a lack of available surplus under Delaware law. Under Delaware law, the Company cannot declare or pay dividends on or redeem its capital stock, including its preferred stock, unless it has available surplus.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

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

At the time of issuance of the Noos One Year Preferred, the Company pledged its shares of Noos to France Telecom to secure the mandatory redemption obligation under the Noos One Year Preferred and the 6.5% Redeemable Preferred Stock. Under the Company’s reorganization plan (if implemented) and pursuant to this pledge, the Company will transfer its 27% interest in Noos to France Telecom.

Credit Rating Downgrades

On April 3, 2002, credit rating agency Standard & Poor’s lowered the long-term corporate credit rating on some of NTL’s public debt to D from CCC-, citing the Company’s failure to make a bond interest payment due on April 1, 2002.

Delisting of NTL Incorporated Common Stock

On March 28, 2002, the New York Stock Exchange (“NYSE”) announced that it was suspending NTL Incorporated’s common stock from trading on the NYSE. This determination was based upon, among other things, the selling price of NTL Incorporated’s common stock, which closed at $0.20 on March 26, 2002. The continued listing standards of the NYSE, which were applicable to NTL Incorporated, required maintenance of a minimum share price of $1.00 over a 30 trading day period and average global market capitalization of $100 million over a 30 trading day period. NTL Incorporated’s common stock fell below both of these continued listing standards. In addition, on May 9, 2002, Nasdaq Europe halted trading of the NTL Incorporated’s common stock pending receipt of information relating to the restructuring process because of the filing of NTL Incorporated’s Chapter 11 cases. NTL has complied with this information request, although there can be no assurance that Nasdaq Europe will (1) not make additional information requests, (2) remove the trading halt on shares of NTL Incorporated’s common stock or (3) not delist shares of NTL Incorporated’s common stock. NTL Incorporated’s common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “NTLD”.

Sale of NTL Australia

On April 2, 2002, the Company announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$451.3 million). The net proceeds from the sale were approximately A$575.3 million (US$304.5 million). At that time, the business’ bank debt outstanding totaled A$227.3 million (US$121.7 million).

On April 5, 2002, NTL (Delaware), Inc. loaned £90 million to NTL (UK) Group Inc., which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to the Company’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL (Delaware), Inc., and the proposed plan of reorganization anticipates that such proceeds will form a portion of the consideration to be offered to bondholders of NTL (Delaware), Inc. and NTL Incorporated in satisfaction of their claims against those companies.

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

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

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

Investments in and Loans to Affiliates

On April 15, 2002, a funding request for $20 million was received by NTL under the terms of the investment agreement relating to NTL’s investment in B2. NTL has informed B2 and the other principal investors that it is not in a position to comply with this request at this time. The B2 investment agreement provides that if NTL fails to provide such funding, it may be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ arrangements. Pursuant to the applicable documents, if this occurs the majority remaining shareholders may also elect to terminate the shareholder arrangements with respect to NTL and exercise a contractual right to acquire on a pro rata basis NTL’s interest in B2 at 25% of fair market value. If the remaining shareholders elected to exercise these rights, NTL could be forced to sell its stake in B2 at a loss. On June 25, 2002, B2 and its remaining shareholders filed a motion in the Bankruptcy Court requesting relief from the automatic stay provisions of section 362 of the United States Bankruptcy Code to exercise their rights under the relevant agreements. Notwithstanding the arguments raised in the motion, NTL believes that the Bankruptcy Code provides various defenses and protections of and for NTL’s rights under the B2 investment agreement and in respect of its equity interest in B2 and intends to enforce vigorously its rights and protections.

Premium TV Limited, a wholly-owned subsidiary of NTL (Delaware), Inc., is obliged to provide funding of up to approximately £62.0 million ($94.5 million) to fund various of its joint venture interests. Of this amount, the payment of approximately £50.0 million ($72.6 million) has been guaranteed by NTL (Delaware), Inc. If Premium TV Limited fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV Limited and, in respect of the guaranteed amounts, NTL (Delaware), Inc., may be sued for non-payment. As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. Premium TV Limited is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV Limited, Premium TV Limited may seek to discontinue these joint ventures and terminate their activities, which may also result in a cessation of substantially all of Premium TV Limited’s activities. As a result of the restructuring process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. NTL believes, however, that it has various defenses and protections under the United States Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections.

Relationships with Suppliers

The uncertainty over the Company’s financial condition may adversely affect its relationships with its suppliers. If the Company’s suppliers become increasingly concerned about its financial condition, they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect its results of operations, financial condition and cash flows.

Defaults under Indebtedness

Set forth below is a description of defaults, as well as whether such defaults have led to an event of default or acceleration of indebtedness, with respect to our preferred stock, our bank facilities and our outstanding notes, each as of May 8, 2002, the date of the Chapter 11 filings of NTL Incorporated and its debtor subsidiaries. As a consequence of the Chapter 11 filings on May 8, 2002, all amounts outstanding under the indentures governing the high yield and convertible debt of the entities having commenced Chapter 11 cases automatically became immediately due and payable. However, the automatic stay of Section 362 of the United States Bankruptcy Code serves to prevent the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

Preferred Stock

Liquidation
		preference		Event of default/
		(as of June	Defaults	acceleration
		30, 2002)	(as of May 8, 2002)	(as of May 8, 2002)

NTL Incorporated

1.	13% Senior Redeemable Exchangeable Preferred Stock due February 15, 2009	$195.4 million	Failure to pay $6.0 million of dividends payable February 15, 2002	n.a.

2.	5% Cumulative Convertible Preferred Stock	$3,055.3 million	Failure to pay $24.9 million of dividends payable December 31, 2001 and $24.1 million of dividends payable March 26, 2002	n.a.

3.	5% Cumulative Participating Convertible Preferred Stock due March 27, 2009	$2,078.2 million	Failure to pay $37.0 million of dividends payable December 31, 2001 and $37.5 million of dividends payable March 31, 2002	n.a.

4.	Variable Coupon Redeemable Preferred Stock	$501.7 million	None	n.a.

5.	6.5% Fixed Coupon Redeemable Preferred Stock	$129.8 million	None	n.a.

Credit Facilities

Amount
available/amount
		outstanding		Event of default/
		(as of June	Defaults	acceleration
	NTLCL	30, 2002)	(as of May 8, 2002)	(as of May 8, 2002)

1.	Working Capital Facility	Nil available $622.4 million outstanding	Default (negotiation with bondholders with a view to rescheduling, failure to pay interest on outstanding notes after 30-day grace period, Chapter 11 filings)	Event of default with respect to entire amount; lenders can accelerate entire amount

2.	Senior Credit Facility	Nil available $4,245.4 million outstanding	Default (negotiation with bondholders with a view to rescheduling, failure to pay interest on outstanding notes after 30-day grace period, Chapter 11 filings)	Event of default with respect to entire amount; lenders can accelerate entire amount

Cablecom

3.	Term Loan Facility	Nil available $1,809.5 million outstanding	Default (negotiation with bondholders with a view to rescheduling, failure to pay interest on outstanding notes after 30-day grace period, Chapter 11 filings)	Event of default with respect to entire amount; lenders can accelerate entire amount

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

4.	Revolving Facility	Nil available $707.1 million outstanding	Default (negotiation with bondholders with a view to rescheduling, failure to pay interest on notes after 30-day grace period, Chapter 11 filings)	Event of default with respect to entire amount; lenders can accelerate entire amount

Outstanding Public Notes

		Amount outstanding		Event of default/
		(as of June 30,	Defaults	acceleration
		2002)	(as of May 8, 2002)	(as of May 8, 2002)

NTL Incorporated (NTL (Delaware), Inc.) co-obligor

1.	5-3/4% Convertible Subordinated Notes due June 22, 2011	$100.0 million	Payment default of $2.5 million of interest due April 15, 2002; Chapter 11 filings – entire amount outstanding	Event of default/acceleration of entire amount

NTL (Delaware), Inc.

2.	5-3/4% Convertible Subordinated Notes due December 15, 2009	$1,200.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

NTL Communications Corp.

3.	12-3/4% Senior Deferred Coupon Notes due 2005	$277.8 million	Payment default of $17.7 million of interest due April 15, 2002; Chapter 11 filings – entire amount outstanding	Event of default/acceleration of entire amount

4.	11-1/2% Senior Deferred Coupon Notes due 2006	$1,050.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

5.	10% Senior Notes due 2007	$400.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

6.	9-1/2% Senior Sterling Notes due 2008, less unamortized discount	$190.2 million	Payment default of $8.6 million of interest due April 1, 2002; Chapter 11 filings – entire amount outstanding	Event of default/acceleration of entire amount

7.	10-3/4% Senior Deferred Coupon Sterling Notes due 2008	$416.1 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

8.	9-3/4% Senior Deferred Coupon Notes due 2008	$1,193.3 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

9.	9-3/4% Senior Deferred Coupon Sterling Notes due 2009	$418.4 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

10.	11-1/2% Senior Notes due 2008	$625.0 million	Payment default of $35.9 million of interest due April 1, 2002; Chapter 11 filings – entire amount outstanding	Event of default/acceleration of entire amount

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

		Amount outstanding		Event of default/
		(as of June 30,	Defaults	acceleration
		2002)	(as of May 8, 2002)	(as of May 8, 2002)

11.	12-3/8% Senior Deferred Coupon Notes due 2008	$380.6 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

12.	7% Convertible Subordinated Notes due 2008	$489.8 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

13.	9-1/4% Senior Euro Notes due 2006	$246.4 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

14.	9-7/8% Senior Euro Notes due 2009	$345.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

15.	11-1/2% Senior Deferred Coupon Euro Notes due 2009	$156.1 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

16.	11-7/8% Senior Notes due 2010, less unamortized discount	$491.2 million	Payment default of $29.7 million of interest due April 1, 2002; Chapter 11 filings – entire amount outstanding	Event of default/acceleration of entire amount

17.	12-3/8% Senior Euro Notes due 2008, plus unamortized discount	$296.5 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

18.	6-3/4% Convertible Senior Notes due 2008	$1,150.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

NTL Triangle

19.	11.2% Senior Discount Debentures due November 15, 2007	$517.3 million	None	None

Diamond

20.	13-1/4% Senior Discount Notes due 2004	$285.1 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

21.	11-3/4% Senior Discount Notes due 2005	$531.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

22.	10-3/4% Senior Discount Notes due 2007	$420.5 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

		Amount outstanding		Event of default/
		(as of June 30,	Defaults	acceleration
		2002)	(as of May 8, 2002)	(as of May 8, 2002)

23.	10% Senior Sterling Notes due 2008, issued by Diamond Holdings plc	$205.8 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

24.	9-1/8% Senior Notes due 2008, issued by Diamond Holdings plc	$110.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

Description of Outstanding Public Notes, Credit Facilities and Redeemable Preferred Stock

The following summarizes the terms of the significant notes, credit facilities and redeemable preferred stock issued by the Company and its subsidiaries as of June 30, 2002. The holders of the debt have the right to accelerate re-payment, or may have such right, which has caused all of the Company’s long-term debt to be classified as current, except for the long term debt included in liabilities subject to compromise. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

NTL Incorporated:

(1)	Senior Redeemable Exchangeable Preferred Stock due February 15, 2009, liquidation preference of $195.4 million, dividends accrue at 13% per annum payable quarterly in arrears, at the Company’s option, until February 15, 2004, dividends may be paid in cash, by the issuance of additional shares or in any combination of the foregoing, redeemable at the Company’s option on or after February 15, 2002, and, on any dividend payment date, the Company may exchange all of the outstanding shares for 13% debentures due 2009;

(2)	Convertible Preferred Stock due March 27, 2009, liquidation preference of $2,078.2 million, dividends are payable quarterly in arrears in additional shares, at the following quarterly dividend rates: (i) from September 12, 2001 through March 26, 2002, $13.44 per share, (ii) from March 27, 2002 through March 26, 2003, $21.23 per share, and (iii) from March 27, 2003 through March 26, 2004, $26.61 per share; once the “Convertibility Date” (which may be March 27, 2003 or March 27, 2004) is set, the quarterly dividend rate resets to $16.12 per share and the Convertible Preferred Stock becomes eligible for conversion into shares of the Company’s common stock beginning on such Convertibility Date, at which time the conversion price is set at 125% of the immediately preceding 25 trading day volume-weighted average price of the Company’s common stock, subject to the Company’s election to delay convertibility or redeem all issued and outstanding shares of Convertible Preferred Stock. Holders of Convertible Preferred Stock other than any commercial bank or their affiliates may at any time elect, subject to some conditions, to exchange their Convertible Preferred Stock for up to a 50% interest in an entity holding our Swiss operations;

(3)	Variable Coupon Redeemable Preferred Stock, liquidation preference of $501.7 million, dividends are payable quarterly at the Company’s option in cash or additional shares of Variable Coupon Redeemable Preferred Stock, quarterly dividend rate based on the EURIBOR Rate plus 2.5%, quarterly dividend rate of 5.95% at June 30, 2002, mandatory redemption in cash on May 18, 2002. The Company’s 27% interest in Noos is pledged to France Telecom to secure the mandatory redemption obligation under its Variable Coupon Redeemable Preferred Stock and its 6.5% Fixed Coupon Redeemable Preferred Stock;

(4)	6.5% Fixed Coupon Redeemable Preferred Stock, liquidation preference of $129.8 million, dividends are cumulative and are payable in cash upon redemption, mandatory redemption in cash on May 18, 2007;

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

(5)	5 3/4% Convertible Subordinated Notes due June 22, 2011, principal amount at maturity of $100.0 million, interest of 5 3/4% per annum is payable quarterly from October 15, 2001, redeemable at the option of the Company on or after December 22, 2007, convertible into shares of the Company’s common stock at a conversion price of $35.00 per share, subject to adjustment based on the Company’s stock price and adjustment to the conversion price of some series of our preferred stock;

NTL Delaware:

(6)	5 3/4% Convertible Subordinated Notes due December 15, 2009, principal amount at maturity of $1,200.0 million, interest payable semiannually from June 15, 2000, redeemable at the Company’s option on or after December 18, 2002, convertible into shares of the Company’s stock at a conversion price of $108.18 per share;

NTLCL:

(7)	Working Capital Facility, originally for £1,300.0 million ($1,981.9 million); following the issuance of new debt beginning in October 2000, the commitment has been reduced by £882.5 million ($1,345.4 million), of which £408.3 million ($622.4 million) was outstanding as of June 30, 2002. Interest payable at least every six months at LIBOR plus a margin rate of 6.50% per annum, which is subject to adjustment; effective interest rate of 10.65% at June 30, 2002; the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly; principal is due in full on March 31, 2006; no undrawn amounts are available under this agreement;

(8)	Senior Credit Facility, of which £2,784.8 million ($4,245.4 million) was outstanding as of June 30, 2002; originally for £2,500.0 million ($3,811.3 million), dated May 30, 2000; interest payable at least every six months at LIBOR plus a margin rate of 2.00% per annum, which is subject to adjustment; effective interest rate of 6.16% at June 30, 2002; the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized; principal is due in six quarterly installments beginning on June 30, 2004; as amended and restated pursuant to a Restatement Amendment Agreement dated September 26, 2001 which, inter alia, amended such Senior Credit Facility to make available a £200.0 million ($304.9 million) Term Facility (interest payable on such Term Facility at least every six months at LIBOR plus a margin rate of 3.50% per annum, effective interest rate of 7.66% at June 30, 2002, principal is due in eight quarterly installments beginning on June 30, 2006) and increase the availability of funds under the Senior Credit Facility by £84.8 million ($129.3 million);

Cablecom:

(9)	Term Loan Facility, of which CHF 2,700.0 million ($1,809.5 million) was outstanding as of June 30, 2002, interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment, effective interest rate of 4.30% at June 30, 2002, principal is due on April 30, 2003;

(10)	Revolving Facility of CHF 1,400.0 million ($938.3 million), of which CHF 1,055.0 million ($707.1 million) was outstanding as of June 30, 2002, interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.50% per annum, which is subject to adjustment, effective interest rate of 4.21% at June 30, 2002, the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized, principal is due on April 30, 2003; the amount available has been capped at the CHF 1,055.0 million outstanding although the availability may be increased with the consent of the requisite majority of the lenders;

NTL Communications:

(11)	12 3/4% Senior Deferred Coupon Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from October 15, 2000, redeemable at the Company’s option on or after April 15, 2000;

(12)	11 1/2% Senior Deferred Coupon Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually from August 1, 2001, redeemable at the Company’s option on or after February 1, 2001;

(13)	10% Senior Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company’s option on or after February 15, 2002;

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

(14)	9 1/2% Senior Sterling Notes due April 1, 2008, principal amount at maturity of £125.0 million ($190.6 million), interest payable semiannually from October 1, 1998, redeemable at the Company’s option on or after April 1, 2003;

(15)	10 3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of £300.0 million ($457.4 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(16)	9 3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(17)	9 3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of £330.0 million ($503.1 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company’s option on or after April 15, 2004;

(18)	11 1/2% Senior Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company’s option on or after October 1, 2003;

(19)	12 3/8% Senior Deferred Coupon Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company’s option on or after October 1, 2003;

(20)	7% Convertible Subordinated Notes due December 15, 2008, principal amount at maturity of $489.8 million, interest payable semiannually from June 15, 1999, convertible into shares of the Company’s common stock at a conversion price of $39.20 per share, redeemable at the Company’s option on or after December 15, 2001;

(21)	9 1/4% Senior Euro Notes due November 15, 2006, principal amount at maturity of €250.0 million ($246.4 million), interest payable semiannually from May 15, 2000;

(22)	9 7/8% Senior Euro Notes due November 15, 2009, principal amount at maturity of €350.0 million ($345.0 million), interest payable semiannually from May 15, 2000, redeemable at the Company’s option on or after November 15, 2004;

(23)	11 1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of €210.0 million ($207.0 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company’s option on or after November 15, 2004;

(24)	11 7/8% Senior Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually from April 1, 2001, redeemable at the Company’s option on or after October 1, 2005;

(25)	12 3/8% Senior Euro Notes due February 1, 2008; principal amount at maturity of €300.0 million ($295.7 million), interest payable semiannually from August 1, 2001;

(26)	6 3/4% Convertible Senior Notes due May 15, 2008, principal amount at maturity of $1,150.0 million, interest payable semiannually from November 15, 2001, convertible into shares of the Company’s common stock at a conversion price of $32.728 per share, redeemable at the Company’s option on or after May 21, 2004;

NTL Triangle:

(27)	11.2% Senior Discount Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually from May 15, 2001, redeemable at NTL Triangle’s option after November 15, 2000;

Diamond:

(28)	13 1/4% Senior Discount Notes due September 30, 2004, principal amount at maturity of $285.1 million, interest payable semiannually from March 31, 2000, redeemable at Diamond’s option after September 30, 1999;

(29)	11 3/4% Senior Discount Notes due December 15, 2005, principal amount at maturity of $531.0 million, interest payable semiannually from June 15, 2001, redeemable at Diamond’s option on or after December 15, 2000;

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

(30)	10 3/4% Senior Discount Notes due February 15, 2007, principal amount at maturity of $420.5 million, interest payable semiannually beginning on August 15, 2002, redeemable at Diamond’s option on or after December 15, 2002;

(31)	10% Senior Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount at maturity of £135.0 million ($205.8 million), interest payable semiannually from August 1, 1998, redeemable at Diamond’s option on or after February 1, 2003; and

(32)	9 1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond’s option on or after February 1, 2003.

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about the Company’s contractual obligations as of June 30, 2002 and the periods in which payments are due. The holders of the long-term debt have the right to accelerate repayment, or may have such right, which has caused all of the Company’s long-term debt to be classified as current, except for the long term debt included in liabilities subject to compromise. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

Payments Due by Period

Contractual		Less than	1-3	4-5	After
Obligations	Total	1 Year	Years	Years	5 Years

	(in millions)

Long-Term Debt	$19,314.3	$2,523.5	$1,008.4	$6,832.4	$8,950.0

Capital Lease Obligations	196.0	7.2	14.1	13.3	161.4

Operating Leases	747.4	80.9	133.2	106.5	426.8

Unconditional Purchase Obligations	1,543.6	383.3	388.8	215.3	556.2

Other Long-Term Obligations	None

Total Contractual Cash Obligations	$21,801.3	$2,994.9	$1,544.5	$7,167.5	$10,094.4

The following table includes aggregate information about the Company’s commercial commitments as of June 30, 2002. Commercial commitments are items that the Company could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

Amount of Commitment Expiration Per Period

Other Commercial	Total Amounts	Less than	1-3	4-5	Over
Commitments	Committed	1 year	years	years	5 Years

	(in millions)

Guarantees	$29.9	$0.9	$13.8	$0.2	$15.0

Lines of Credit	None

Standby Letters of Credit	None

Standby Repurchase Obligations	None

Other Commercial Commitments	57.8	21.2	27.4	9.2	–

Total Commercial Commitments	$87.7	$22.1	$41.2	$9.4	$15.0

Consolidated Statements of Cash Flows

         Cash provided by (used in) operating activities was $65.5 million and $(206.9) million in the six months ended June 30, 2002 and 2001, respectively. Cash paid for interest exclusive of amounts capitalized in the six months ended June 30, 2002 and 2001 was $277.6 million and $428.3 million, respectively. In addition, the change in cash used in operating activities is also due to changes in working capital as a result of the timing of receipts and disbursements.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

Purchases of fixed assets were $465.6 million in 2002 and $1,056.4 million in 2001 as a result of the continuing fixed asset purchases and construction. The Company expects to further reduce purchases of fixed assets in 2002 in an effort to conserve cash.

Proceeds from borrowings, net of financing costs, of $536.1 million in 2002 includes $445.2 million borrowed under the NTLCL working capital facility and $110.3 borrowed under the Cablecom revolving facility.

Results of Operations

We provide a broad range of communication services, including: (i) consumer telecommunications and television, (ii) business telecommunications and (iii) broadcast transmission and other related services. Our consumer telecommunications and television services include broadband services to consumer markets comprising residential telephone, analog and digital cable television, narrowband and broadband Internet access, and interactive services. Business telecommunications consist of broadband services to business markets, comprising business telecommunications, national and international carrier telecommunications, narrowband and broadband Internet services, and managed network services. Our broadcast transmission and other services include digital and analog television and radio broadcast transmission services, satellite and media services for programmers, news agencies, sports broadcasters and production companies, and tower site rental and associated services to a variety of carriers operating wireless networks.

As expected, our growth in 2002 has been curtailed by funding constraints. Although our current business plan includes a reduction in the number of new customers and an increase in revenue from existing customers, our cash constraints present many challenges to the successful execution of the plan. We are conserving cash through a reduction in capital expenditures including expenditures to connect new customers to our network. In order to maintain revenues and cash from operations while reducing the number of new customers, we must reduce and limit customer churn. We intend to continue to improve our customer service and increase our service offering to customers in an effort to curtail and reduce churn. We are in the process of integrating our various billing systems and customer databases in an effort to improve one of the main tools we use to provide customer service. This effort is beginning to achieve results as the first franchise area was successfully migrated to the new billing platform in June 2002. We expect to substantially complete the project by the second quarter of 2003. The total project cost is estimated to be approximately £45.0 million, of which we have incurred approximately £5.0 million through June 30, 2002.

Our plan to reduce churn and to increase ARPU includes an increase in broadband services to our existing customers. We believe that our triple play offering of telephony, broadband access to the Internet and digital television will continue to prove attractive to our existing customer base, which will result in higher ARPU as revenues per existing customer increase. We may also benefit from the financial difficulties exhibited by some of the newer companies that compete with us through churn of their customers. However, there is still significant competition in our markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT. If we are unable to charge the prices for these services in the future that we anticipate in our business plan in response to competition or if our competition is able to attract our customers, our results of operations will be adversely affected.

Media speculation regarding our financial condition and potential outcomes of the recapitalization process could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of alternative telecom carriers in general may effect our reputation. One of the key strategies in our business plan is to increase our penetration of higher value small to medium size enterprises (or SMEs) and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding our financial condition and the effect of that publicity on our brand name, we have found it difficult to convince SMEs to become our customers. We believe our recapitalization process and the general climate for alternative telecom carriers effected our revenues in the first half of 2002 as prospective customers began deferring orders beginning in the fourth quarter of 2001. Even if we successfully complete the recapitalization process, there is no assurance that the negative publicity will not adversely impact our results of operations or have a long-term negative effect on our brand.

In addition, this uncertainty may adversely affect our relationships with suppliers. If suppliers become increasingly concerned about our financial condition, they may demand faster payments or not extend normal trade credit, both of which could further adversely affect our cash conservation measures and our results of operations. However, this did not have any significant effect on our results of operations or cash flows in the first half of 2002.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

There can be no assurance that we will successfully complete the proposed recapitalization plan in a timely manner in order to sustain our operations.

On April 2, 2002, we announced the completion of the sale of our Australian broadcast business. NTL Australia is accounted for as a discontinued operation, and accordingly, NTL Australia is excluded from the results of continuing operations for the three and six months ended June 30, 2002 and 2001.

Three Months Ended June 30, 2002 and 2001

Consolidated revenues increased by 3.6% to $916.4 million in three months ended June 30, 2002, as compared to $884.4 million in the three months ended June 30, 2001. Revenue growth was achieved by improving our product offers, increasing our broadband and digital TV customer base, raising prices and by serving new customers and signing new contracts in our Broadcast and Business telecoms divisions. Revenue growth in the Business telecoms division was also the result of the acquisition of Viatel UK in the third quarter of 2001.

In the three months ended June 30, 2002 and 2001, the United Kingdom accounted for 86.0% and 87.1%, respectively, Switzerland accounted for 11.5% and 10.8%, respectively, and other geographic regions accounted for 2.5% and 2.1%, respectively of total consolidated revenues.

In the three months ended June 30, 2002 and 2001, consumer telecommunications and television revenues were 68.1% and 69.9%, respectively, business telecommunications revenues were 23.5% and 22.4%, respectively and broadcast transmission and other revenues were 8.4% and 7.7%, respectively of total consolidated revenues.

Consumer telecommunications and television revenues increased to $624.3 million from $618.4 million primarily as a result of changes in foreign currency exchange rates. These revenues in UK pounds decreased to £427.0 million from £435.8 million. The decrease in revenues was primarily due to the sale of part of our indirect access telephony business in October 2001 that accounted for £13.8 million of consolidated revenues in the three months ended June 30, 2001. Consumer telecommunications and television revenues have also been affected by a reduction in the customer base due to disconnects, lower telephony usage and fewer premium package television customers. This decrease was partially offset by price increases and upselling new services to customers.

Business telecommunications revenues increased to $215.6 million from $197.6 million. The acquisition of the assets and contracts of Viatel UK in the third quarter of 2001 accounted for $32.1 million of the revenue in the three months ended June 30, 2002. The reduction in revenue after excluding the Viatel revenue primarily results from a lack of major installations and orders and a decline in carrier revenues.

Broadcast transmission and other revenues increased to $76.5 million from $68.4 million. The increase reflects increases in the number of broadcast television and FM radio customers and accounts, which exceeded price cap reductions in our regulated services, and increases in satellite and media services used by broadcast and media customers. We expect growth in broadcast services to be driven primarily by contracts related to the increased demand for tower infrastructure by wireless services operators expanding and upgrading their networks for wireless broadband, the digitalization of analog television and radio signals and the further development of programming for the European markets requiring satellite and terrestrial distribution services.

Operating expenses (including network expenses) decreased to $413.7 million from $435.4 million primarily as a result of decreases in telephony interconnection and television programming costs. The acquisition of the assets and contracts of Viatel UK in the third quarter of 2001 accounted for $29.2 million of the operating expenses in the three months ended June 30, 2002. Operating expenses as a percentage of revenues declined to 45.1% in 2002 from 49.2% in 2001.

Selling, general and administrative expenses decreased to $248.5 million from $290.8 million, which reflects various cost savings efforts including restructurings announced in the fourth quarter of 2001. Selling, general and administrative expenses in the three months ended June 30, 2002 include a non-cash reserve of $19.6 million for certain assets of Premium TV Limited (our television programming subsidiary) that reduced their carrying value to $3.2 million. Selling, general and administrative expenses as a percentage of revenues decreased to 27.1% (and to 25.0%, excluding the reserve) in 2002 from 32.9% in 2001.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

Other charges of $16.7 million in the three months ended June 30, 2002 include asset impairment charges of $12.9 million, restructuring charges of $2.1 million and costs incurred for information technology integration and for business rationalization consulting of $1.7 million. Other charges of $17.9 million in the three months ended June 30, 2001 were for information technology integration and for business rationalization consulting incurred by NTL UK. Asset impairment charges of $12.9 million in 2002 are non-cash charges to write-down certain long-lived assets to their estimated fair values based on our assessment that their carrying value was not recoverable. This charge includes fixed assets of $1.0 million and other assets of $11.9 million, all of which relates to our consumer segment. Restructuring charges of $2.1 million in 2002 include severance and related expenses of $1.0 million and costs of $1.1 million to shutdown a non-critical operation in the UK. The information technology integration and business rationalization consulting costs of $1.7 million were incurred by Cablecom in 2002.

Corporate expenses decreased to $8.0 million from $19.3 million due to a decrease in legal, accounting, other professional and employee related costs. In addition, corporate expenses in the three months ended June 30, 2001 included a write-down of certain investments of $5.9 million.

Depreciation expense increased to $385.4 million from $359.2 million primarily due to an increase in depreciation of telecommunications and cable television equipment.

Amortization expense decreased to $34.4 million from $442.0 million due to the adoption of SFAS No. 142 on January 1, 2002 which ended the amortization of goodwill and other indefinite lived intangible assets. Amortization expense in the three months ended June 30, 2001, after deducting the amortization of goodwill and other indefinite lived intangible assets of $406.1 million, would have been $35.9 million.

Interest income and other, net increased to $9.7 million from $5.2 million primarily as a result of an increase in cash available for investment.

Interest expense decreased to $269.3 million from $329.7 million as a result of our application of AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Pursuant to SOP 90-7, interest expense is included in the results of operations only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed priority, secured or unsecured claim. In accordance with the proposed recapitalization plan, we do not plan to make future interest payments on our outstanding publicly traded notes, except notes issued by NTL Triangle (a non-debtor) and, upon emergence from the Chapter 11 proceedings, Diamond Holdings Limited. Our contractual interest for the three months ended June 30, 2002 was $405.6 million. The increase in contractual interest expense in 2002 as compared to 2001 is primarily due to additional borrowings under credit facilities subsequent to June 30, 2001 and the issuance of additional notes in May and June 2001. Interest of $59.7 million and $243.7 million was paid in cash in the three months ended June 30, 2002 and 2001, respectively.

Share of losses from equity investments decreased to $37.3 million from $57.6 million primarily due to a reduction in the net loss of B2 (due to an adjustment to our estimate of B2’s loss in the three months ended June 30, 2001) offset by an increase in share of loss of Noos. We acquired our interest in Noos in May 2001.

Foreign currency transaction (losses) gains were losses of $59.3 million in the three months ended June 30, 2002 and gains of $22.6 million in the three months ended June 30, 2001. The change is primarily due to the effect of changes in exchange rates. We and certain of our subsidiaries have cash, cash equivalents and debt denominated in non-U.S. dollar currencies that are affected by changes in exchange rates. In addition, certain of our foreign subsidiaries whose functional currency is not the U.S. dollar have cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

Recapitalization items, net was $37.8 million in the three months ended June 30, 2002 including $10.2 million for employee retention related to substantially all of our UK employees and $29.6 million for financial advisor, legal, accounting and consulting costs. These costs are net of $2.0 million of interest earned on accumulated cash since the Chapter 11 filing on May 8, 2002. We expect to incur approximately $50.0 million in additional recapitalization costs until we complete the process.

Gain on sale of NTL Australia of $8.4 million, net of income tax expense of $4.5 million, is the result of the April 2, 2002 sale of our Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850.0 million (US$451.3 million). The net proceeds from the sale after the repayment of the outstanding bank credit facility and transaction related costs were A$575.3 million (US$304.5 million).

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

Net loss was $550.4 million and $1,029.2 million in the three months ended June 30, 2002 and 2001, respectively. This change was the result of the factors discussed above, particularly the $407.6 million reduction in amortization expense.

Six Months Ended June 30, 2002 and 2001

Consolidated revenues increased by 2.6% to $1,810.4 million in six months ended June 30, 2002, as compared to $1,764.6 million in the six months ended June 30, 2001. Revenue growth was achieved by improving our product offers, increasing our broadband and digital TV customer base, raising prices and by serving new customers and signing new contracts in our Broadcast and Business telecoms divisions. Revenue growth in the Business telecoms division was also the result of the acquisition of Viatel UK in the third quarter of 2001.

In the six months ended June 30, 2002 and 2001, the United Kingdom accounted for 86.6% and 86.8%, respectively, Switzerland accounted for 11.0% and 11.1%, respectively, and other geographic regions accounted for 2.4% and 2.1%, respectively of total consolidated revenues.

In the six months ended June 30, 2002 and 2001, consumer telecommunications and television revenues were 68.1% and 69.7%, respectively, business telecommunications revenues were 23.8% and 22.6%, respectively and broadcast transmission and other revenues were 8.1% and 7.7%, respectively of total consolidated revenues.

Consumer telecommunications and television revenues increased to $1,232.7 million from $1,229.3 million. These revenues in UK pounds decreased to £853.6 million from £854.7 million. The revenue in the six months ended June 30, 2001 includes $44.5 million (£30.8 million) from a part of our indirect access telephony business that was sold in October 2001. Consumer telecommunications and television revenues have also been affected by a reduction in the customer base due to disconnects, lower telephony usage and fewer premium package television customers. This decrease was partially offset by price increases and upselling new services to customers.

Business telecommunications revenues increased to $431.2 million from $398.8 million. The acquisition of the assets and contracts of Viatel UK in the third quarter of 2001 accounted for $63.2 million of the revenue in the six months ended June 30, 2002. The reduction in revenue after excluding the Viatel revenue primarily results from a lack of major installations and orders and a decline in carrier revenues.

Broadcast transmission and other revenues increased to $146.5 million from $136.5 million. The increase reflects increases in the number of broadcast television and FM radio customers and accounts, which exceeded price cap reductions in our regulated services, and increases in satellite and media services used by broadcast and media customers. We expect growth in broadcast services to be driven primarily by contracts related to the increased demand for tower infrastructure by wireless services operators expanding and upgrading their networks for wireless broadband, the digitalization of analog television and radio signals and the further development of programming for the European markets requiring satellite and terrestrial distribution services.

Operating expenses (including network expenses) decreased to $849.5 million from $874.1 million primarily as a result of decreases in telephony interconnection and television programming costs. The acquisition of the assets and contracts of Viatel UK in the third quarter of 2001 accounted for $54.7 million of the operating expenses in the three months ended June 30, 2002. Operating expenses as a percentage of revenues declined to 46.9% in 2002 from 49.5% in 2001.

Selling, general and administrative expenses decreased to $460.8 million from $613.0 million, which reflects various cost savings efforts including restructurings announced in the fourth quarter of 2001. Selling, general and administrative expenses in the three months ended June 30, 2002 include a non-cash reserve of $19.6 million for certain assets of Premium TV Limited (our television programming subsidiary) that reduced their carrying value to $3.2 million. Selling, general and administrative expenses as a percentage of revenues decreased to 25.5% (and 24.4%, excluding the reserve) in 2002 from 34.7% in 2001.

Other charges of $19.3 million in the six months ended June 30, 2002 include asset impairment charges of $12.9 million, restructuring charges of $3.7 million and costs incurred for information technology integration and for business rationalization consulting of $2.7 million. Other charges of $25.3 million in the six months ended June 30, 2001 were for information technology integration and for business rationalization consulting incurred by NTL UK. Asset impairment charges of $12.9 million in 2002 are non-cash charges to write-down certain long-lived assets to their estimated fair values based on our assessment that their carrying value was not recoverable. This charge includes fixed assets of $1.0 million and other assets of $11.9 million, all of which

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

relates to our consumer segment. Restructuring charges of $3.7 million in 2002 include severance and related expenses of $2.6 million incurred by NTL Ireland and NTL UK and costs of $1.1 million to shutdown a non-critical operation in the UK. The information technology integration and business rationalization consulting costs of $2.7 million were incurred by Cablecom in 2002.

Corporate expenses decreased to $21.6 million from $31.8 million due to a decrease in legal, accounting, other professional and other costs. In addition, corporate expenses in the three months ended June 30, 2001 included a write-down of certain investments of $5.9 million.

Depreciation expense increased to $748.3 million from $690.5 million primarily due to an increase in depreciation of telecommunications and cable television equipment.

Amortization expense decreased to $67.1 million from $865.9 million due to the adoption of SFAS No. 142 on January 1, 2002 which ended the amortization of goodwill and other indefinite lived intangible assets. Amortization expense in the six months ended June 30, 2001, after deducting the amortization of goodwill and other indefinite lived intangible assets of $794.0 million, would have been $71.9 million.

Interest income and other, net increased to $24.8 million from $14.2 million primarily as a result of an increase in cash available for investment.

Interest expense decreased to $641.2 million from $684.8 million as a result of our application of AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Pursuant to SOP 90-7, interest expense is included in the results of operations only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed priority, secured or unsecured claim. In accordance with the proposed recapitalization plan, we do not plan to make future interest payments on our outstanding publicly traded notes, except notes issued by NTL Triangle (a non-debtor) and, upon emergence from the Chapter 11 proceedings, Diamond Holdings Limited. Our contractual interest for the six months ended June 30, 2002 was $777.5 million. The increase in contractual interest expense in 2002 as compared to 2001 is primarily due to additional borrowings under credit facilities subsequent to June 30, 2001 and the issuance of additional notes in May and June 2001. Interest of $304.0 million and $468.9 million was paid in cash in the six months ended June 30, 2002 and 2001, respectively.

Share of losses from equity investments decreased to $86.2 million from $100.5 million primarily due to a reduction in the net losses of various investees (including our estimates of their net losses, where applicable) offset by an increase in share of loss of Noos. We acquired our interest in Noos in May 2001.

Foreign currency transaction (losses) gains were losses of $64.3 million in the six months ended June 30, 2002 and gains of $8.9 million in the six months ended June 30, 2001. The change is primarily due to the effect of changes in exchange rates. We and certain of our subsidiaries have cash, cash equivalents and debt denominated in non-U.S. dollar currencies that are affected by changes in exchange rates. In addition, certain of our foreign subsidiaries whose functional currency is not the U.S. dollar have cash, cash equivalents and debt denominated in U.S. dollars which are affected by changes in exchange rates.

Recapitalization items, net was $83.6 million in the six months ended June 30, 2002 including $19.0 million for employee retention related to substantially all of our UK employees and $66.6 million for financial advisor, legal, accounting and consulting costs. These costs are net of $2.0 million of interest earned on accumulated cash since the Chapter 11 filing on May 8, 2002. We expect to incur approximately $50.0 million in additional recapitalization costs until we complete the process.

Gain on sale of NTL Australia of $8.4 million, net of income tax expense of $4.5 million, is the result of the April 2, 2002 sale of our Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850.0 million (US$451.3 million). The net proceeds from the sale after the repayment of the outstanding bank credit facility and transaction related costs were A$575.3 million (US$304.5 million).

Net loss was $1,150.6 million and $2,072.1 million in the six months ended June 30, 2002 and 2001, respectively. This change was the result of the factors discussed above, particularly the $798.8 million reduction in amortization expense.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

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

Upon the adoption of SFAS No. 142, the Company performed an analysis of its intangible assets acquired before July 1, 2001 to determine whether they should be classified and accounted for as part of or separate from goodwill. The Company reclassified the carrying value of workforce in place included in other intangibles to goodwill. The Company determined that license acquisition costs and customer lists should continue to be classified separate from goodwill. The Company determined that license acquisition costs would no longer be subject to amortization since they are deemed to have an indefinite useful life. The Company also determined that no changes in the remaining useful lives of the customer lists were required.

The Company also performed an evaluation for impairment of its goodwill and license acquisition costs as of January 1, 2002 and determined that no impairment charge was required. The Company’s next evaluation of impairment will be the annual test as of October 1, 2002, unless there are new indicators of impairment.

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2001 is as follows: $120.9 million in 2002, $106.2 million in 2003, $48.1 million in 2004, $42.3 million in 2005 and $34.5 million in 2006.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

The following table shows the Company’s loss from continuing operations and its basic and diluted loss from continuing operations per share as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1, 2001 (unaudited) (in millions, except per share data).

	Six Months Ended June 30,

	2002	2001

(Loss) from continuing operations – as reported	$(1,158.7)	$(2,069.8)

Amortization of:

Goodwill	–	757.7

License acquisition costs	–	35.3

Other	–	1.0

	–	794.0

(Loss) from continuing operations – as adjusted	$(1,158.7)	$(1,275.8)

Basic and diluted net (loss) from continuing operations per share:

As reported	$(4.70)	$(8.03)

Amortization expense reduction	–	2.88

As adjusted	$(4.70)	$(5.15)

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

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

At June 30, 2002, the Company had zero cost collars, with a notional amount of CHF 1,200.0 million, to hedge exposure to the floating interest rate indebtedness incurred under the Cablecom term loan facility and revolving loan facility.

The following table provides information about the Company’s long-term fixed and floating interest rate debt and derivative financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

NTL INCORPORATED AND SUBSIDIARIES

	Six
	Months	Year	Year	Year	Year	Year			Fair
	Ending	Ending	Ending	Ending	Ending	Ending			Value
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	Thereafter	Total	06/30/02

Long-term Debt Including Current Portion

U.S. Dollars

Fixed Rate	–	–	$285.1	$808.8	$1,050.0	$820.5	$6,442.1	$9,406.5	$3,114.1

Average Interest Rate			13.25%	12.09%	11.50%	10.38%	8.82%

U.K. Pound

Fixed Rate	–	–	–	–	–	–	£890.0	£890.0	£329.7

Average Interest Rate							10.09%

Average Forward Exchange Rate							1.4376

Euro

Fixed Rate	–	–	–	–	€250.0	–	€860.0	€1,110.0	€345.3

Average Interest Rate					9.25%		11.14%

Average Forward Exchange Rate					.9085		.9181

U.K. Pound

Variable Rate	–	–	£90.0	£2,494.8	£408.3	–	–	£2,993.1	£2,993.1

			LIBOR	LIBOR	LIBOR

Average Interest Rate			Plus 2.0%	plus 2.0%	Plus 6.0%

Average Forward Exchange Rate			1.4294	1.4269	1.4282

U.K. Pound

Variable Rate	–	–	–	–	£20.0	£40.0	£140.0	£200.0	£200.0

					LIBOR	LIBOR	LIBOR

Average Interest Rate					plus 3.5%	plus 3.5%	plus 3.5%

Average Forward Exchange Rate					1.4282	1.4320	1.4376

CHF

Variable Rate	–	CHF3,755.0						CHF3,755.0	CHF3,755.0

		Swiss LIBOR

Average Interest Rate		Plus 2.5%

Average Forward Exchange Rate		.6305

Interest Rate Derivative Financial Instruments Related to Long-Term Debt

Interest Rate Swaps

Notional CHF Amount	CHF1,200.0	CHF1,200.0	CHF1,200.0	–	–	–	–	CHF1,200.0	CHF(35.0)

Average Floor Strike Rate	3.27%	3.27%	3.27%

Average Cap Strike Rate	5.15%	5.15%	5.15%

Risk Factors

We currently have limited liquidity. If we are unable to successfully implement a recapitalization, there is substantial doubt about our ability to continue as a going concern.

We have limited liquidity. We do not currently have access to our historic sources of liquidity in the capital markets and our credit facilities are either fully drawn or we are currently unable to access remaining undrawn amounts. As a consequence, we need to restructure our outstanding debt and/or raise new funds. On May 8, 2002 we filed a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. On May 24, 2002, we filed an amended plan, which sets forth the joint reorganization plan, subject to court approval, to which the Company, an unofficial committee of its public bondholders and France Telecom, a significant holder of the our preferred stock, have agreed in principle. On July 15, 2002, NTL Incorporated and its debtor subsidiaries filed an amended disclosure statement and a second amended joint reorganization plan which has been distributed to stakeholders of the Company. A steering committee of the lending banks under our credit facilities has given its agreement in principle (on a non-legally binding basis) to the terms of the proposed plan of reorganization. However, the proposed plan of reorganization remains subject to a favorable vote of our impaired creditors and bankruptcy court approval. We may also face the possibility of insolvency proceedings in the UK or elsewhere.

The successful implementation of the proposed recapitalization plan is not assured as it will require the support of our creditors and preferred stockholders as well as other conditions including Court approval.

The completion of the proposed recapitalization contemplated by the agreement in principle with the unofficial bondholder committee will require support from our creditors and holders of our preferred stock, including France Telecom. The proposed recapitalization plan will be implemented pursuant to the Chapter 11 reorganization plan, once confirmed and consummated. Consummation of the proposed recapitalization plan will require a favorable vote by impaired classes of creditors, satisfaction of bankruptcy law requirements and confirmation by the Bankruptcy Court, which, as a court of equity, may exercise substantial discretion and choose not to confirm the proposed recapitalization plan. Even if such a plan receives the necessary support from many classes of our creditors, there can be no assurance that it will be completed. If a protracted reorganization were to occur, or a liquidation would be necessary, there is a risk that the value of NTL would be eroded to the detriment of some or all NTL stakeholders.

We are in default under our credit facilities.

Before we could commence negotiations with the unofficial committee of our bondholders we needed to obtain waivers from the lenders under our credit facilities. These lenders granted waivers which, until April 30, 2002 in the case of the UK credit facilities, or May 14, 2002 in the case of the Cablecom facility, provided that NTL’s commencement of negotiations with bondholders with a view to rescheduling of its debt would not constitute an event of default under its credit facilities.

The UK credit facilities waivers terminated on April 29, 2002, as a result of which, there was an event of default under each of our credit facilities with respect to the missed interest payments on April 1, 2002. In addition, our voluntary filing under Chapter 11 of the United States Bankruptcy Code constituted an event of default under our UK credit facilities and the Cablecom credit facility. These events of default entitle the lenders under our credit facilities to accelerate repayment. We do not have sufficient cash resources to repay our outstanding indebtedness if it is declared immediately due and payable. In addition, the lenders could also seek to take control over the assets over which they hold security. Although a steering committee of the lenders has agreed in principle (on a non-legally binding basis) to the proposed recapitalization, there can be no assurance that they will not take such actions.

We did not pay interest due on some of our outstanding notes and we do not plan to make future interest payments on most of our outstanding notes.

NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. did not make scheduled interest payments and payments of related fees since prior to April 1, 2002. Upon emerging from Chapter 11 proceedings, the Company intends to make any required interest payments on the notes of Diamond Holdings. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

As a result of these payment defaults and as a result of NTL’s Chapter 11 bankruptcy filings, there is currently an event of default in respect of all of NTL’s publicly traded notes other than the notes issued by NTL Triangle. As a result of the Chapter 11 filings, this debt is immediately due and payable.

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

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

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

Our ability to reduce churn could also be adversely affected by the successful launch of digital terrestrial television by BskyB and the BBC, who have recently successfully applied for licenses to furnish such a service.

Another part of our strategy to reduce churn is an increased take up of broadband services by our existing customers. If this increased level of take up does not materialize we may have difficulties in reducing churn levels, thereby adversely impacting our results of operations.

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

We have granted rights to France Telecom, including the right to appoint directors, preemptive rights and the right to veto some significant corporate transactions. Exercise by France Telecom of some or all of such rights may impact us, including our ability to effect a consensual recapitalization, or the value of our stock held by persons other than France Telecom. France Telecom is a holder of our cumulative convertible preferred stock, Series A, which allows the holders other than commercial banks and their affiliates to exchange such stock for stock of an entity holding up to 50% of Cablecom. France Telecom has agreed in principle to the proposed recapitalization.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

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

         Another company in which NTL indirectly holds an investment, iesy Holdings GmbH, formerly known as eKabel Holdings GmbH, the cable network in the Hessen province of Germany (which includes Frankfurt), has recently retained advisors to assist it in a restructuring of its outstanding indebtedness. There can be no assurance that iesy will successfully achieve a restructuring. If a restructuring is not successfully achieved, it will likely have a negative impact on the value of NTL’s investment in iesy.

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

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

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

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

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

NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond and NTL Triangle are holding companies that are dependent upon receipt of sufficient funds from their subsidiaries or parent companies to meet their obligations — their ability to access that cash flow may be limited in some circumstances.

NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications, Diamond Holdings and NTL Triangle are holding companies with no independent operations or significant assets other than investments in and advances to their respective subsidiaries and affiliated joint ventures. Each of these companies depends upon the receipt of sufficient funds from their subsidiaries or their respective parent companies to meet their respective obligations. The terms of existing indebtedness of their respective subsidiaries and the laws of the jurisdictions under which those subsidiaries are organized generally limit the payment of dividends, loan repayments and other distributions to them, subject in some cases to exceptions that allow them to service indebtedness in the absence of specified defaults.

Our common stock has been suspended from the New York Stock Exchange due to the failure to meet the $1 average closing price requirement and the minimum market capitalization requirements; there may not be a liquid market for our common stock and our common stock could be a “penny stock” as that term is defined in the Exchange Act.

On March 28, 2002, our common stock was suspended from trading on the NYSE pending delisting due to the low trading price and low market capitalization relative to the NYSE requirements. The stock last traded on the NYSE on March 26, 2002 at a price of $0.20. Our common stock began trading on the over-the-counter bulletin board effective April 1, 2002, and is currently trading there under the symbol “NTLD”. However, there can be no assurance that a liquid market will continue to exist for our common stock on the OTC bulletin board.

In addition, on May 9, 2002, Nasdaq Europe halted trading of NTL Incorporated’s common stock pending receipt of information relating to the restructuring process because of the filing of NTL’s Chapter 11 cases. NTL has complied with this information request, although there can be no assurance that Nasdaq Europe will (1) not make additional information requests, (2) remove the trading halt on shares of NTL Incorporated’s common stock or (3) not delist shares of NTL Incorporated’s common stock.

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

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

Defense of putative class action suits filed against NTL Incorporated and certain of its officers could have a negative impact on NTL’s businesses.

The putative class action lawsuits filed against NTL Incorporated and certain of its officers which were commenced by seven of its purported shareholders, on behalf of certain purchasers of NTL Incorporated’s securities may have a negative impact on its results of operations and business. Three of these lawsuits have been voluntarily dismissed with respect to NTL Incorporated because they were filed subsequent to the commencement of NTL’s Chapter 11 cases. The claims arising out of the remaining suits against NTL Incorporated will be discharged under the Bankruptcy Code if the proposed recapitalization plan is confirmed by the Bankruptcy Court. The claims arising out of the suits against the individual officers remain and will not be discharged under the Bankruptcy Code if the recapitalization plan is confirmed, but may be released pursuant to the terms of the plan itself. If, for any reason, the claims against these officers are not released under the plan, defense of such suits may divert the officers’ time and resources from managing the operations of NTL’s business. If these officers spend significant amounts of time defending these lawsuits, there may be a negative impact on results of operations and business.

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

In connection with the granting of these waivers, the Company agreed to various affirmative obligations with respect to the lenders under the credit facilities and significant restrictions on its conduct. The amended waivers prevented the Company from making an exchange offer with respect to its outstanding notes or from entering into an agreement with bondholders without the consent of the lenders under each of the credit facilities. The amended waivers also prohibited the Company from commencing voluntary dissolution proceedings, including proceedings under Chapter 11 of the United States Bankruptcy Code, without the consent of these lenders.

As of the date of this Form 10-Q, there are no current waivers from the lenders under the credit facilities. As a consequence, the Chapter 11 filings resulted in events of default under NTL’s UK credit facilities and the Cablecom credit facility.

Other Material Defaults in Respect of the Cablecom Credit Facility

During the six months ended June 30, 2002, there were a number of technical defaults under the Cablecom credit facility. In addition, as of December 31, 2001, Cablecom’s and various of its subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility which entitled the lenders to accelerate repayment. Under Swiss law, unless the overindebtedness was rectified, those entities would have been required to commence an insolvency proceeding in Switzerland.

The problem of overindebtedness was resolved on June 26 and June 27, 2002 in certain of the overindebted subsidiaries when they were merged into Cablecom and other members of the Cablecom group. The remaining overindebted subsidiaries were not merged but the overindebtedness issue was resolved in those subsidiaries by way of subordination agreements which obviated any requirement to institute insolvency proceedings in respect of these companies.

At the end of April 2002 the defaults subsisting at that time were remedied or were waived by the restatement of the credit agreement and the grant of a waiver letter. However, conditions subsequent such as the grant of new security and the deposit of share certificates relating to minority shareholdings pledged to the banks were imposed by these documents and other new finance documents executed pursuant to the restatement.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

Since the end of April 2002 the following defaults have occurred under the Cablecom finance documents: (1) The indentures issued by NTL (Delaware), Inc. and NTL Incorporated have become payable and have not been paid; (2) NTL (Delaware), Inc. has commenced negotiations with its creditors with a view to the general rescheduling of its indebtedness and has commenced proceedings under Chapter 11 of the United States Bankruptcy Code pursuant to which it intends to reorganize its debt; (3) NTL (Delaware), Inc. has liabilities which exceed the value of its assets and is unable to pay its debts as they fall due; (4) Cablecom was unable to satisfy the conditions to allow it to rollover revolving advances maturing in early July 2002. The revolving advances remained unpaid for several days until Cablecom was able to obtain the consent of the banks to waive the conditions to their rollover; (5) Certain of the conditions subsequent imposed by the restated credit agreement, the waiver letter and other finance documents executed pursuant to the restated credit agreement have yet to be fulfilled.

The outstanding defaults under the Cablecom finance documents entitle the facility agent to demand repayment of the loan and enforce the security granted to secure that loan. The facility agent has a discretion to take those steps and can be compelled to take those steps by a group of banks holding at least 66-2/3% in aggregate of the loan.

Future developments in Cablecom’s business, as well as external factors, could result in a reemergence of the over indebtedness issue under Swiss law.

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

DEFAULTS ON HIGH YIELD AND CONVERTIBLE NOTES

Payment Defaults

The Company and its subsidiaries have substantial interest payment obligations under their existing indebtedness. The Company and its subsidiaries did not make their scheduled interest payments on the respective due dates as follows:

April 1, 2002:

NTL Communications Corp.	9-1/2% notes due 2008	$8.6 million

NTL Communications Corp.	11-1/2% notes due 2008	$35.9 million

NTL Communications Corp.	11-7/8% noted due 2010	$29.7 million

	Total	$74.2 million

April 15, 2002:

NTL Communications Corp.	12-3/4% notes due 2005	$17.7 million

NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

	Total	$20.2 million

May 15, 2002:

NTL Communications Corp.	9-1/4% notes due 2006	$10.5 million

NTL Communications Corp.	6-3/4% notes due 2008	$38.8 million

NTL Communications Corp.	9-7/8% notes due 2009	$15.7 million

	Total	$65.0 million

June 15, 2002:

Diamond Cable Communications Limited	11-3/4% notes due 2005	$31.2 million

NTL Communications Corp.	7% notes due 2008	$17.1 million

NTL (Delaware), Inc.	5-3/4% notes due 2009	$34.5 million

	Total	$82.8 million

July 15, 2002:

NTL Incorporated (NTL (Delaware), Inc., co-obligor	5-3/4% notes due 2011	$2.5 million

August 1, 2002:

NTL Communications Corp.	11-1/2% notes due 2006	$60.4 million

NTL Communications Corp.	12-3/8% notes due 2008	$18.3 million

Diamond Holdings Limited	10% notes due 2008	$10.5 million

Diamond Holdings Limited	9-1/8% notes due 2008	$5.0 million

	Total	$94.2 million

In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under the Company’s other indentures at NTL Communications Corp., NTL (Delaware), Inc., NTL Incorporated and under the Company’s UK credit facilities and the Cablecom credit facility.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

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

AGGREGATE AMOUNT OF DEFAULTS

Interest

As a result of the events of default described above, as of May 8, 2002, the date of the Chapter 11 filings:

•	NTL Incorporated (and NTL (Delaware), Inc. co-obligor) are in default in respect of $2.5 million of interest payments in respect of its 5-3/4% notes due 2011, including interest accrued on such missed interest payment up to May 8, 2002, and

•	NTL Communications Corp. is in default in respect of an aggregate of $92.9 million of interest payments in respect of its 9-1/2% notes due 2008, 11-1/2% notes due 2008, 11-7/8% notes due 2010 and 12-3/4% notes due 2005, including interest accrued on such missed interest payments up to May 8, 2002.

Principal

As a consequence of the Chapter 11 filings on May 8, 2002, all amounts outstanding under the indentures governing the high yield and convertible debt of the entities having commenced Chapter 11 cases automatically became immediately due and payable. However, the automatic stay of Section 362 of the U.S. Bankruptcy Code serves to prevent the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court. As a result of the default and acceleration resulting from the Chapter 11 filing, as of June 30, 2002:

•	NTL Incorporated (and NTL (Delaware), Inc. co-obligor) are in default in respect of an aggregate of $100.0 million in principal amount of debt;

•	NTL (Delaware), Inc. is in default in respect of an aggregate of $1,200.0 million in principal amount of debt;

•	NTL Communications Corp. is in default in respect of an aggregate of $8,173.2 million in principal amount of debt; and

•	Diamond Cable Communications and Diamond Holdings are in default in respect of an aggregate of $1,552.4 million in principal amount of debt,

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

Failure to Pay Dividends on Preferred Stock

On February 4, 2002, NTL Incorporated announced that it would not declare or pay dividends on its 13% Senior Redeemable Exchangeable Preferred Stock. NTL Incorporated did not make the dividend payments due on February 15, 2002 of $6.0 million and May 15, 2002 of $6.2 million in respect of the 13% preferred stock. In addition, NTL Incorporated did not pay dividends on its 5% cumulative participating convertible preferred stock held by France Telecom on December 31, 2001 of $37.0 million, on March 31, 2002 of $37.5 million and on June 30, 2002 of $38.0 million, or on its cumulative convertible preferred stock held by France Telecom and a group of commercial banks on December 31, 2001 of $24.9 million, March 26, 2002 of $24.1 million and June 30, 2002 of $42.1 million. Historically, payment of dividends has been made in additional shares of preferred stock in the case of the 13% preferred stock, the 5% cumulative participating preferred stock and the cumulative convertible preferred stock. NTL Incorporated did not pay these dividends due to a lack of available surplus under Delaware law. Under Delaware law, NTL Incorporated cannot declare or pay dividends on or redeem its capital stock, including its preferred stock, unless it has available surplus. As of August 14, 2002, the aggregate amount of unpaid dividends of NTL Incorporated with respect to the above mentioned series of preferred stock was $215.8 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

99.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

During the quarter ended June 30, 2002, the Company filed the following Current Reports on Form 8-K:

•	Report dated May 8, 2002, reporting under Item 7, Financial Statements and Exhibits, the Joint Plan of Reorganization of NTL Incorporated and certain subsidiaries.

•	Report dated May 24, 2002, reporting under Item 5, Other Events, that NTL Incorporated and certain of its subsidiaries filed a disclosure statement and an amended joint reorganization plan with the Bankruptcy Court.

No financial statements were filed with these reports.

NTL Incorporated (Debtor-in-Possession) and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL INCORPORATED

Date: August 14, 2002	By:	/s/ Barclay Knapp Barclay Knapp President and Chief Executive Officer

Date: August 14, 2002	By:	/s/ Gregg N. Gorelick Gregg N. Gorelick Vice President-Controller (Principal Accounting Officer)