Form 10-K/A
period 2001-12-31
NTL INC/DE/
filed 2002-09-20
CIK 1114937

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 2
(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM           TO
                          COMMISSION FILE NO. 0-30673
                             ---------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether disclosure by delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. No [X]

     The aggregate market value of the Registrant's voting stock held by non-affiliates at March 26, 2002, the last day before suspension of trading on the NYSE of the Registrant's Common Stock, valued in all cases in accordance with the New York Stock Exchange closing sale price for the Registrant's Common Stock on such date, was approximately $44,114,400.

     Number of shares of Common Stock outstanding as at March 26, 2002:
276,626,476

                      DOCUMENTS INCORPORATED BY REFERENCE

                                            PART OF 10-K/A IN
             DOCUMENT                       WHICH INCORPORATED
             --------                       ------------------
 Form 10-K/A, Filed on April 30,     Items 10, 11 and 12 of Part III
               2002

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Annual Report on Form 10-K/A, Amendment No. 2, for the year ended December 31, 2001, at the time of filing with the Securities and Exchange Commission, modifies and supersedes NTL Incorporated's Report on Form 10-K, filed on April 16, 2002 and Report on Form 10-K/A, filed on April 30, 2002. This Report on Form 10-K/A, Amendment No. 2 presents disclosure of the Company as of April 16, 2002, the date of the original filing of its Form 10-K for the year ended December 31, 2001.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

          Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K/A, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption "Risk Factors" in this Form 10-K/A as well as: the ability of the Company to continue as a going concern; the ability of the Company to obtain trade credit and shipments and terms with vendors and service providers for current orders; the Company's ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Company's liquidity or results of operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; the ability of the Company to attract and retain customers; general economic and business conditions; technological developments; the Company's ability to continue to design networks; install facilities; obtain and maintain any required governmental licenses or approvals; and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment and interest rate and currency exchange rate fluctuations.

     In this Annual Report on Form 10-K/A, "NTL," the "Company," "we," "us," and "our" refer to NTL Incorporated and its consolidated subsidiaries except where we expressly state that we are only referring to NTL Incorporated or the context otherwise requires that we are referring only to NTL Incorporated.

     In this Report on Form 10-K/A, references to "L," "(pound sterling)," "pounds sterling," "(pound)," "pence" or "p" are to the lawful currency of the UK, references to "(euro)" or "Euro" are to the lawful currency of the European Monetary Union, references to "IR(pounds)" or "Irish punts" are to the historically lawful currency of the Republic of Ireland, references to "FRF" or "Francs" are to the lawful currency of France, references to "A$" are to the lawful currency of Australia, references to "CHF" are to the lawful currency of Switzerland and references to "U.S. dollars," "dollars," "$" or "(cent)" are to the lawful currency of the United States. Solely for the convenience of the reader, this Form 10-K/A contains translations of some foreign currency amounts into U.S. dollars and some U.S. dollar amounts into foreign currencies. You should not construe these transactions as representations that the foreign currency amounts actually represent such U.S. dollar amounts or vice versa or could have been or could be or will be converted into U.S. dollars or foreign currencies, as the case may be, at the rate indicated or at any other rate. Unless otherwise indicated, the translations of foreign currencies into U.S. dollars and U.S. dollars into foreign currencies have been made at $1.4543 per UK (pound) 1.00, $.8901 per (euro) 1.00, $1.1337 per IR (punt) 1.00, $.1357 per
FRF 1.00, $.5117 per A$1.00 and $.5828 per CHF 1.00, the noon buying rates in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 2001. On March 31, 2002, the Noon Buying Rate was $1.4250 per (pound) 1.00, $.8717 per (euro) 1.00, $1.2539 per IR (punt) 1.00, $.1329 per FRF 1.00, $.5333 per A$1.00 and $.5945
per CHF 1.00.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                PART I
NTL Corporate Structure...............................................    3
Item 1.   Business....................................................    4
Item 2.   Properties..................................................   28
Item 3.   Legal Proceedings...........................................   28
Item 4.   Submission of Matters to a Vote of Security Holders.........   29
                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   29
Item 6.   Selected Financial Data.....................................   31
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   33
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   55
Risk Factors..........................................................   57
Item 8.   Financial Statements and Supplementary Data.................   63
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   64
                                  PART III
Items 10, 11, 12, and 13..............................................   64
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   66
Exhibit Index.........................................................   67
Signatures............................................................   75
Index to Consolidated Financial Statements............................  F-1

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

                           NTL INCORPORATED FLOWCHART

ITEM 1.  BUSINESS

                              RECENT DEVELOPMENTS

RECAPITALIZATION PROCESS

     On January 31, 2002, we announced that we had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen our balance sheet, reduce debt and put an appropriate capital structure in place for our business. Since then, we have been evaluating various recapitalization alternatives to effect a comprehensive consensual recapitalization in a timely manner and to minimize negative effects on our business operations. NTL has been engaged in discussions with an unofficial committee of bondholders, the members of which hold a majority in principal amount of the public debt of NTL and its subsidiaries, and France Telecom, which owns a significant amount of NTL's common and preferred stock. On April 16, we announced that we had reached an agreement in principle with the unofficial committee on a comprehensive recapitalization of NTL and its subsidiaries. See
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Risk Factors" for a more detailed description of the proposed recapitalization plan and the associated uncertainties.

     The following business description does not address the possible risks or negative impacts that could result from the recapitalization process and our liquidity position. Accordingly, this section must be read in conjunction with
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Risk Factors set forth in that section, and the Financial Statements and related notes.

SALE OF NTL AUSTRALIA

     On April 2, 2002, we announced that we had completed the previously announced sale of our Australian broadcast business to Macquarie Bank for A$850 million (US$448 million) in an all cash transaction. NTL Australia owned and operated the most extensive terrestrial broadcast transmission network in Australia with over 98% population coverage provided from 578 sites located across metropolitan, regional and rural areas. For the year ended December 31, 2001, NTL Australia's revenues were approximately A$119 million (US$62 million) generating EBITDA of approximately A$52 million (US$27 million). NTL's Australian operations also included a 51% share in a joint venture, NTLT, with two Australian regional broadcasters (WIN Television and Southern Cross Broadcasting) operating a carrier grade wholesale microwave telecommunications network along the east coast of Australia.

                                   ABOUT NTL

     NTL is the leading broadband communications and broadband services company in the UK and the Republic of Ireland based on aggregate subscriber numbers as of December 31, 2001. We also provide telecommunications services in Switzerland and Australia and have made strategic investments in broadband operations in France, Germany and Sweden. Unless otherwise indicated, the following business description is as of December 31, 2001 and includes a description of NTL's businesses in Australia which were subsequently sold.

     We offer services to residential, business and wholesale customers on a national and international scale.

     Our predominant lines of business are:

     - CONSUMER SERVICES, including residential telephony, cable television, Internet access and interactive services;

     - BUSINESS SERVICES, including business telephony, national and international carrier telecommunications, Internet services and radio communications services; and

     - BROADCAST TRANSMISSION AND TOWER SERVICES, including digital and analog television and radio broadcasting, wireless network management, tower and site leasing and satellite distribution services.

     In 2001, Consumer Services accounted for 68.0% of our consolidated revenues, Business Services accounted for 22.7% of our consolidated revenues and Broadcast and Transmission and Tower Services accounted for 9.3% of our revenues. Also in 2001, 85.7% of our consolidated revenues were generated from our operations in the UK, 10.6% of our consolidated revenues were generated from our operations in Switzerland and 3.7% of our consolidated revenues were generated from our other operations. We believe that our operational success to date has been due largely to our focus on customer service and the development of services that emphasize value rather than simply low prices. Our product offerings incorporate our fundamental proposition of providing our customers with a full range of choices.

     Our business is underpinned by the $15.9 billion investment we, and companies we have acquired, have made in our network infrastructure. We provide our broad range of services over local, national and international networks. This network infrastructure consists of:

     - BROADBAND COMMUNICATIONS NETWORKS in the UK that currently pass approximately 8.4 million homes and can be expanded to cover over 11 million homes in our regional UK franchise areas. These high-capacity two-way local broadband fiber networks serve entire communities throughout these regional franchise areas. Our fiber optic cables pass a significant number of businesses in these areas and are connected to distribution points, or nodes, which are typically within approximately 500 meters of each of the 500 homes typically served by each node. Each home is then connected by a cable allowing us to deliver telephone, cable television and Internet services over a single integrated network.

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

       We do not insure the underground portion of our cable network. As substantially all of our cable network is constructed underground, any catastrophe that affects our underground cable network could result in substantial uninsured losses.

     - NATIONAL BROADCAST TRANSMISSION AND TOWER NETWORK INFRASTRUCTURE IN THE UK AND AUSTRALIA, which provide national, regional and local broadcast and wireless communications coverage. We own, lease, manage, or have access to, over 2,900 multi-user sites, including over 2,300 sites in the UK and over 575 sites in Australia. Our fixed line and tower networks in the UK are interconnected at numerous sites.

NTL'S BUSINESSES IN THE UK & AUSTRALIA

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

     In the UK, we provide a broad range of communication services:

     - NTL: HOME, delivering broadband services to residential markets comprising residential telephone, analog and digital cable television, narrowband and broadband Internet access and interactive services;

     - NTL: BUSINESS, comprising business telecommunications, national and international carrier telecommunications, Internet services and radio communication services;

     - NTL: BROADCAST, delivering digital and analog television and radio broadcast transmission services, wireless network management, tower site rental and satellite and media services.

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

     Broadband Internet usage by residential customers is a relatively new and undeveloped market. However, we believe the most effective strategy to maximize revenues and penetration for our residential offerings is to bundle together telephone, cable television and Internet services. Our product and pricing strategies emphasize choice, value and quality and are designed to encourage subscription to multiple services to maximize customer retention and average revenue per customer.

     Including capital expenditures made by the companies and businesses acquired by NTL, we have spent approximately $11.2 billion on our network infrastructure in the UK.

     Our core network consists of optical fiber connected to distribution points, or nodes, each typically serving up to 500 homes, from which we provide coaxial cable and two copper pair telephone wires into each home. This cabling enables the provision of two telephone lines, an analog or digital television service and a high speed cable modem service to each customer's home.

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

     Our cable modem service has been engineered to provide high quality residential high speed Internet access service. It is therefore able to support small businesses and people who work from home, including enabling a link to a company's local area network, or LAN. We have in place the next generation of network technology using Internet protocol, or IP, over optic fiber cable technology in our core backbone network. This technology, in which data is broken up into discrete packets for transmission, enables more efficient use of network capacity, meeting growth at lower unit cost and positioning NTL to provide high speed broadband access on a mass scale.

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

     Since the launch of ntlworld, the trend in UK Internet pricing has been towards offering unlimited Internet access for a higher fixed charge, as Internet penetration has grown and Internet usage has increased. In January 2002, we announced our decision to begin charging our customers for service and the launch of two new packages: "Pay as you go", a metered service at 1p per minute; and "Unlimited", an unmetered service at L10 per month. All subscribers to the free ntlworld service will be transferred to either "Pay as you go" or "Unlimited" during the first half of 2002. Existing ntlworld customers will benefit from a L5 per month price for Unlimited for a period of time.

     In 1999, we were the first communications provider in the UK to launch a high-speed cable modem Internet service, which links customers of our local cable franchise networks to the Internet at up to ten times the speed possible over standard telephone lines. As of December 31, 2001, we had approximately 118,000 cable modem customers. Approximately 80% of our networks are currently able to provide this service to our customers. Our high-speed Internet service currently operates at a speed of up to 2.0 Mb/s and is offered at minimum delivery speeds of 128 Kb/s, 512Kb/s or 1Mb/s. The service is an "always on" service, removing logging-on delays and the need to log off while using the telephone. It uses the hybrid fiber coaxial cable portion of our broadband network, which allows customers who also subscribe to a telephony service to simultaneously make or receive telephone calls while accessing the Internet. The 128 Kb/s and 512 Kb/s services are currently offered at flat rates of L14.99 and L24.99 per month, respectively, including the rental of a cable modem. This compares with the newly announced prices for Freeserve and BTOpenworld 512Kb/s ADSL services of L29.99 per month plus purchase of the modem. In the first quarter of 2002, we launched a 1 Mb/s modem offer at a price of L49.99 per month. We are currently the only provider offering 1 Mb/s service in the UK.

  FRANCHISE CUSTOMERS

     We first introduced a bundled cable service to our franchise customers in 1996, when we implemented a promotional pricing and packaging structure called "Choices." Since then, we have continued to refine and enhance our offering. The packages we currently offer to our UK residential franchise customers, excluding customers in Milton Keynes and Westminster, where we plan to launch broadband in 2002, and in some former Cable & Wireless Communications franchises which only offer cable television, comprise:

     - telephone service, including a second telephone line for an additional charge unless the customer decides not to take television (99% of potential customers are now offered the "3-2-1" simplified telephone rate plan);

     - narrowband Internet access service, if the customer takes a telephone service (97% of potential customers can subscribe for ntlworld flat rate narrowband Internet service);

     - broadband Internet access service (two thirds of potential customers can subscribe for 128 Kb/s or 512 Kb/s broadband Internet service);

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

                                               INTERNET   TV    TELEPHONE
                                               --------   ---   ---------
NTL..........................................     *        *        *
BT...........................................     *        X        *
BskyB........................................     X        *        *
Telewest.....................................     *        *        *

  CABLE TELEVISION

     The selection of analog cable channels that we currently offer to our franchise customers varies based on the particular franchise area. This variation is a result of the different channel offerings we have inherited as a result of our acquisitions of various cable franchises over the past several years. Variation between franchise areas will increasingly be removed as digital cable television is rolled out offering the same channels, subject to regional programming variations. In addition to offering many of the popular channels available on BSkyB's satellite platform, we also offer to all of our franchise customers, through our joint venture with Telewest, a cable-only movie, sport and special events pay per view television service called "Front Row" that we rolled out to our customers beginning in March 1998. Our joint venture with Telewest represented the first ever alternative in the UK to BSkyB in the provision of films and sports events through pay television. Front Row has signed content output contracts with major Hollywood studios, including Warner Brothers, Sony Pictures Entertainment (Columbia/Tri-Star), the Walt Disney Company (Walt Disney Studios, Miramax, Hollywood Pictures and Touchstone), Dreamworks, MGM and Universal.

  INTERACTIVE SERVICES

     We have moved rapidly to take advantage of the convergence between the Internet and television and the advent of digital cable television. We are currently aggregating a broad range of interactive content into a service that can be deployed as part of our interactive television offering to our residential customers. Our interactive offering comprises a free television e-mail service, a "walled garden" of partner websites that have been specially redesigned for television and an online customer service application that allows select customers to see their NTL bill via the television.

     We have established relationships with over 75 content providers to deliver a wide range of interactive services, including education, shopping and banking, finance, travel, entertainment, games, news, sports and local content. Interactive content is organized into channels, including news, sports, travel, lifestyle, money, entertainment and shopping. Our partners include Sainsburys, Iceland, QVC, W.H. Smith and Domino's Pizza. The travel channel includes content partners such as Go Airlines, Thomas Cook Travel Select and Teletext and the money channel features content partners such as Abbey National, The Halifax and Bloomberg.

     We also offer additional channels providing up to date news and weather information, games and educational content. Where appropriate, our contracts with content providers require the payment of tenancy fees as well as commissions on e-commerce transactions. We also derive revenues from the advertising opportunities that exist across our interactive service offering.

  TELEPHONY

     In 1999, we launched the NTL "3-2-1" call plan for our residential franchise customers where national and local calls cost only three pence per minute during the day, evening calls cost two pence per minute and weekend calls cost one pence per minute. We are able to offer this plan by using our national telecommunications and local networks and bypassing a portion of the wholesale long distance fees which would otherwise be charged by BT and other carriers for carrying calls to and from our local franchise networks. In 2002, we have begun the roll-out of our "Talk Unlimited" service, whereby customers can make unlimited calls on evenings and weekends to local and national fixed line numbers for a flat fee of L8 per month in addition to their standard line rental.

  INDIRECT ACCESS

     On November 7, 2001, we announced our sale of the right to offer services to approximately 230,000 indirect access telephone customers to Innogy for approximately L23 million ($33 million) including the collection of certain future service revenues and existing receivables.

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

  CUSTOMER MANAGEMENT SYSTEMS

     For most of our franchise areas, we use advanced billing and customer management systems which enable us to control all aspects of a customer's account for both telecommunication and television products. We currently operate a number of billing systems inherited from the different operations we have acquired. We are in the process of merging these different systems onto a single platform, which we expect will reduce costs and improve customer satisfaction.

  PREMIUM TV

     Premium TV Limited, which is a wholly owned subsidiary of NTL, has a joint venture with Eurosport, the pan-European basic tier sports channel, to develop British Eurosport, a version of Eurosport tailored to appeal to UK viewers. This channel is now available to all of NTL's UK pay television homes.

     Premium TV has also entered into long-term joint ventures with a number of UK football (soccer) teams including Rangers, Leicester, Middlesbrough and Newcastle, as well as the Football League, which represents 76 teams, and has entered into a five-year operating agreement with Aston Villa. These joint ventures are intended to develop the football teams' Internet and broadband rights which may include audio-visual footage of matches on a delayed basis and live audio coverage of matches.

     Premium TV is developing a Classic Sports television channel, and has a contractual arrangement with the BBC permitting Premium TV to show historical football (soccer) matches from the BBC's library.

NTL: BUSINESS

     The primary objective of our business services division in the UK "ntl: business" is to provide a comprehensive range of voice, data and application based communications services for our business customers.

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

     ntl: business has developed a diverse portfolio of skills and services through both product development and a number of significant acquisitions. Beginning in 2000, we commenced a program to integrate the skills and abilities of employees from Workplace Technologies, X-tant and ConsumerCo's small business team with those of the existing business telecom operations, to create a single integrated portfolio and customer support organization. Another example of this strategy is our acquisition in the third quarter of 2001 of the UK assets and contracts of Viatel UK. Viatel was a provider of managed data and voice services to UK based corporate companies and also provided voice services to resellers, voice and Internet services to wholesalers and managed data services to other European managed service providers. In addition, we continue to focus specific sales and marketing efforts on winning business customers in our franchise areas and increasing revenue from our existing customers.

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

     Following our analysis of published OFTEL statistics for telecommunications services, and Gartner Group statistics for other communications services, we estimate the size of the market in which we compete to be in excess of L24.5 billion for the year 2002. Of the total communications market, we estimate that approximately L17.5 billion represents business telecommunications and L7 billion represents carrier telecommunications services.

     Our network already passes within 200 meters of more than 570,000 business premises in the UK. However, as a result of the reach of our national network, we can serve a substantial portion of the UK's approximately 1.2 million business premises through means such as indirect access. These premises host approximately 1.5 million business customers. We believe that the architecture and reach of our network infrastructure has positioned ntl: business to play a leading role in the delivery of broadband services to UK businesses going forward. We plan to exploit demand for broadband services primarily through our broadband cable modem product which was launched in the second quarter of 2001, and our E-1 Direct Internet Access Service. We will continue to market our standard products and services ranging from telephony and Internet access to data and e-commerce and managed services. These services will be delivered via copper wire, coaxial cable, fiber and wireless.

  RETAIL AND ENTERPRISE

     In our local direct markets (retail), our approach is to "think nationally but act locally." In our business markets, our approach is to enable businesses to become more efficient and effective. Our focus is on small to medium sized businesses.

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

     - INTERNET SERVICES, in order to provide our customers with the tools they require to build their e-business services including dedicated, high-speed Internet access services, web hosting services, and specific individually tailored applications securing and protecting their e-businesses. The range of services we provide also includes the provision of simple, inexpensive software to enable our customers to begin doing business over the Internet.

     We have a variety of alternative methods to carry our national telecommunications network over the "last mile" to the premises of those customers which are located outside of our franchise area:

     - Obtaining permits to construct telecommunications networks, and building out our network to reach our customers. Although this is often the most costly means of reaching a customer, the expense can be justified in the case of larger customers or where a significant level of traffic is obtained from a customer. For example, we have extended our fiber optic network within London to reach and support CNN's facilities.

     - Leasing circuits on the local networks of other service providers to connect to our customer's premises. Although this may reduce the operating margin on a particular account, it requires significantly less capital expenditure than a direct connection, can often be put in place relatively quickly and can be replaced at a later date if traffic volumes justify it.

     - Connecting customers to our national telecommunications network by implementing microwave radio links which utilize our significant tower infrastructure to connect our network to our customers, using digital point to point microwave radio links. Alternatively, we believe our license to operate radio fixed access services on a national basis throughout the UK at the 10 Ghz frequency, could enable us to use "wireless local loop" technology to connect our network to our customers, although we are not currently utilizing this approach. Either of these two methods requires the installation of a mini-tower site on the roof of the customer's premises to receive and broadcast data. "Wireless local loop" connectivity would enable a radial transmission to a number of sites surrounding the mini-tower whereas point to point connectivity enables transmission between two points only.

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

  WHOLESALE (CARRIER SERVICES, MOBILE AND VISP)

     Our wholesale markets group's main focus is the supply of UK infrastructure and bandwidth to national and international telecommunications operators. Our national and local networks are used to interconnect these carriers to cities in the UK and Ireland. NTL wholesale has seen continued growth over the last five years, and has successfully positioned itself as a key supplier of wholesale services. We expect to continue to serve the wholesale marketplace through our strategy of providing high quality and competitively priced services which can be customized where necessary.

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

     We have been instrumental in developing a new commercial and technical model for the supply of networks to the mobile operators. These developments culminated in our being awarded, in April 2000, a five-year L150 million contract by Orange. A key element of the contract, by which Orange outsources the maintenance and provisioning of that network, is the extension of our existing core network. All five third generation mobile operators in the UK will need to implement network and services to support 3G services, and we will work to define and co-ordinate our strategy for supporting 3G services.

     A growing area of our wholesale business is selling voice termination services to a wider mix of operators, and using these relationships to reduce the cost-base for our telephony traffic by:

     - creating a self sustaining revenue stream,

     - establishing commercial relationships with wholesale customers thus enabling us to cross-sell and up-sell other products, and

     - generating revenue and cost reduction opportunities for other parts of NTL.

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

NTL: BROADCAST

     On April 2, 2002 we announced that we had completed the previously announced sale of our Australian broadcast business to Macquarie Bank for A$850 million (US$448 million) in an all cash transaction. At that time, the business' bank debt outstanding, which was subsequently extinguished, totaled A$227 million (US$118 million).

     NTL Australia owned and operated the most extensive terrestrial broadcast transmission network in Australia with over 98% population coverage provided from 578 sites located across metropolitan, regional and rural areas. For the year ended December 31, 2001, NTL Australia's revenues were approximately A$119 million (US$62 million) generating EBITDA of approximately A$52 million (US$27 million). NTL's Australian operations also include a 51% share in a joint venture, NTLT, with two Australian regional broadcasters (WIN Television and Southern Cross Broadcasting) operating a carrier grade wholesale microwave telecommunications network along the east coast of Australia.

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

     We provide products and services to three distinct market areas:

     - SITE LEASING AND SERVICES. We operate the second largest independent portfolio of wireless towers and sites available for lease in the UK and one of the largest towers and sites portfolios in Australia. In total, we operate over 2,900 multi-user sites (approximately 2,370 of which were in the UK as of December 31, 2001), up from approximately 600 sites in May 1996. As of December 31, 2001, we leased space on our towers to over 4,200 lessees including all of the major wireless operators in the UK and also offer unique services such as "In-Building" a wireless connectivity that can enhance their wireless coverage in high-traffic areas such as shopping malls, office buildings and conference centers.

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

  SITE LEASING AND SERVICES

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

     Our network in the UK is national in scope and includes most of the major population centers and highways. Our wireless customers currently include all of the UK mobile telephony operators, including Vodafone AirTouch, mmO(2) (formerly known as BT Cellnet UK), Orange, One2One and Hutchison 3G, all the major paging companies, and many of the UK's largest wireless telephony carriers, including BT, Cable & Wireless, and Thus plc. We also serve several utility companies and emergency service organizations including British Gas, London Ambulance and Her Majesty's Customs and Excise.

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

     The dramatic growth of wireless communications necessitates good cellular coverage in all commercial areas, leading to a requirement for reliable wireless communications infrastructure inside buildings. We believe this creates a new type of radio site which, unlike towers, will exist within commercial buildings, transport hubs, shopping malls and other large buildings. Our analysis shows that there are approximately 2,000 of these types of commercial properties in the UK. As at December 31, 2001, we had built shared coverage systems in 26 large buildings including Bluewater, Britain's largest shopping complex and Canada Square, part of London's Canary Wharf complex.

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

  BROADCAST TRANSMISSION AND SERVICES

     We have been involved in broadcast television since the 1950s when we designed and built the television transmission system for the UK's first independent commercial television network. Through our national infrastructure of owned and shared transmission sites and our owned network of transmitters in the UK and

Australia, we provide broadcast signals for the three commercial national television channels in the UK (ITV1, Channel 4, Channel 5), the two publicly-owned national broadcasters in Australia (ABC, SBS), a number of more recently established commercial channels through the UK Digital Broadcast multiplexes, and many of the UK's independent local, regional and national radio broadcasters.

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

NTL'S BUSINESSES AND INVESTMENTS IN CONTINENTAL EUROPE & THE REPUBLIC OF IRELAND

  EUROPEAN BUSINESSES AND INVESTMENTS

     Prior to 2001, we made several strategic investments in leading European markets. In July 1999, we acquired Cablelink in the Republic of Ireland, which then had over 400,000 franchise homes in Dublin, Galway and Waterford. In two steps during August 1999 and December 1999, we acquired the "1G" Networks in France, our first acquisition in Continental Europe, acquiring approximately 266,000 franchise homes in the Greater Paris area. In March 2000, we completed the purchase of the cable assets of the Cablecom Group, Switzerland's largest cable company. Also in March 2000, we acquired a 25% interest in Svenska Bredbandsbolaget A.B., or "B2", a company based in Sweden, which is deploying fiber directly to the home in Scandinavia. Finally, in August 2000, we acquired a 50% interest in eKabel InvestCo, which owns 65% of eKabel L.P., the cable network in the Hessen province of Germany.

     In May 2001, we completed the purchase of a 27% minority investment in Noos S.A., the market leading French broadband company. We subsequently merged 1G Networks into Noos in November 2001. In September 2001, we increased our minority interest in B2 to 34%.

     Our European strategy has three key components:

     - continue upgrade of network infrastructure in Switzerland and France and begin upgrade in Germany for delivery of advanced broadband solutions to consumers and businesses,

     - replicate our success with bundled services in the UK in order to drive penetration of new products and maximize profitability per subscriber, and

     - realize the benefits of economies of scale through continued integration while maintaining a regional focus on customer operations.

     We have a premier footprint across Europe, including:

     - Europe's three largest financial centers -- London, Paris and Frankfurt;

     - Europe's wealthiest population -- Switzerland; and

     - Europe's most advanced broadband market -- Sweden;

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

     In 2001, we benefited from the significant demand for broadband services. Significant progress in focused network upgrades and a commitment to market to the most attractive demographic areas first have been the focus for achieving meaningful penetration and return on investment. Evidence of the success of this strategy has been our broadband penetration. By December 31, 2001, we achieved 20% penetration of marketable homes in Switzerland, and 34% in Sweden, and had more than 229,000 broadband customers in continental Europe (assuming 100% ownership of our minority interests).

  SWITZERLAND

  Cablecom GMBH

     In March 2000, we acquired the business and assets of Cablecom GMBH, Switzerland's largest cable operator. Cablecom is Switzerland's largest cable operator with approximately 53% of the Swiss cable television market as of December 31, 2001. As of December 31, 2001, Cablecom delivered products and services to 1.4 million subscribers in 100% ownership service areas, reflecting a penetration rate of approximately 91%. Cablecom also delivers signals via its national fiber backbone to other cable operators who serve another 490,000 subscribers, including third party wholesale and partial ownership of signal. Over 90% of television broadcasting in Switzerland is delivered over cable networks. As of December 31, 2001, Cablecom also had over 67,000 broadband Internet and 48,000 digital television customers.

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

     Cablecom's business extends beyond basic television services. Our objective is for Cablecom to become the premier provider of communications services for Switzerland's residential and business markets.

     During the third and fourth quarter of 2001, our European management team took an active role in managing the business in Switzerland. We reorganized Cablecom's management and organizational structure to a customer focused organization -- marketing the product for the consumer and realizing Cablecom's unique business to business opportunity. In 2001, we integrated several business units and legal entities, reducing the number of departments from 13 to 7, thereby reducing multiple interfaces to the customer.

     As part of the reorganization, in October 2001, Rudolf Fischer joined the European management team as the new Chief Operating Officer of Cablecom. We have also hired Cablecom's first Chief Marketing Officer, and through internal candidates, Cablecom's Chief Financial Officer and Head of Consumer Services. As part of the effort to streamline Cablecom and reduce costs, we also implemented a redundancy plan in 2001, reducing headcount by 260 out of 1,960 full-time equivalent employees.

     Core elements of our strategy for Cablecom include:

     - introducing value added services, including high speed Internet, digital television, pay-TV, video- and audio-on-demand, and telephony,

     - installing superior customer care operations in order to support growth in the number of direct customer relationships and the rollout of new products and services, and

     - increasing capacity in major cities and suburban areas and increase bi-directionality beyond the current one million homes.

Given NTL's limited liquidity and the reorganization process, Cablecom has considerably reduced expenditure necessary to implement this strategy which will result in a delay in implementing that strategy.

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

     - SwissOnline. SwissOnline, a wholly owned Cablecom subsidiary, is one of Switzerland's largest Internet service providers and one of the leading portals in the country. As of December 31, 2001, SwissOnline had approximately 161,000 subscribers. As part of the Cablecom reorganization in 2001, SwissOnline was integrated with Cablecom's high speed Internet product management and customer operations.

     - Cablecom Business. Cablecom Business, formerly know as Carriers Solutions or National Telecoms, was launched in January 1999 to offer advanced data services to the Swiss business segment. With one of two national fiber backbones, Cablecom Business provides voice and data services to the small, medium and multi-site national segments. Current products include leased lines, virtual private networks, connectivity, and carriers' carrier services. Cablecom intends to intensify the roll-out of its national telecommunication and data services in 2002. Cablecom believes that it is well positioned to connect business customers within its service areas as it estimates that most business customers are within 50 to 100 meters of Cablecom's existing network infrastructure.

     - Rediffusion. Rediffusion, Cablecom's consumer electronics retail chain, sells consumer electronics products and accessories. It also has rental, maintenance and service and repair operations. Historically, Rediffusion has been run independently of Cablecom's cable operations. As part of the company's reorganization, Cablecom is currently integrating Rediffusion to leverage the retailer's extensive national network to distribute Cablecom's broadband multi-service offering, including digital cable television, high-speed Internet and telephony services and to bundle those with Rediffusion's products and services, including installation and maintenance.

     - Engineering. Cablecom Engineering AG, a wholly owned subsidiary of Cablecom, provides cable television engineering services to Cablecom and third parties. Cablecom Engineering AG is the leader in Swiss cable television engineering with a market share of 75%. Services include third-party cable television systems and network infrastructure planning and design, project management, and network measurement and maintenance. As part of the company's reorganization, Cablecom Engineering was integrated into the Cablecom network division in 2001.

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

     Cablecom has significantly reduced its expenditures on upgrading its network as a result of NTL's lack of liquidity and the reorganization process which will delay completion of the upgrade program.

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

     In its franchise areas, Cablecom offers both residential customers and businesses Internet access services connecting users to SwissOnline's portal via Cablecom's network, and thus retain all usage related revenues for dial-up services and all access revenues for all types of subscription-based Internet services such as pay dial-up and high-speed Internet services.

     TELECOMMUNICATION SERVICES. Apart from Swisscom, Cablecom is the only company with a nationwide footprint and a local loop infrastructure. Cablecom expects to be able to provide broadband local loop infrastructure access to nearly 50% of Swiss households. Cablecom's local loop networks cover all major Swiss cities, except Lausanne and Geneva, where Cablecom has a 12.2% stake in 022 Telegeneve, a company which provides such coverage.

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

     Among our 2001 highlights, Cablelink:

     - developed and successfully rolled out our digital television service in Dublin, Galway and Waterford;

     - met all of our regulatory milestones for the provision of digital television;

     - integrated our residential and business to business divisions in Ireland to create a single operating entity -- thus deriving extra operational efficiencies and synergies;

     - migrated 95% of our customer base onto a new customer relationship management system; and

     - made all systems fully Euro compliant for the introduction of the Euro.

  FRANCE

  1G Networks and Noos S.A.

     We acquired France Telecom's 1G Networks in two steps in August 1999 and December 1999. Pursuant to our purchase agreement, we held exclusive licenses to provide analog and digital television services over 1G Networks. 1G Networks has launched a pilot version of its digital platform, increasing the number of channels available to customers as well as providing high-speed Internet access.

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

     The combined Noos/1G is the market leading French broadband company, offering analog and digital cable television, high-speed Internet and telephony services to a total of 939,000 customers as of December 31, 2001. As of December 31, 2001, its network passed 2,811,000 homes and businesses. As of December 31, 2001 there were an estimated 3,447,000 homes and businesses in Noos's and 1G's combined franchise areas. Noos currently provides high-speed Internet access to over 92,000 homes and businesses in France.

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

     There are approximately 2.8 million homes in Hessen, of which 66% or 1.8 million homes were passed by iesy's network as of December 31, 2001. Of the 1.8 million homes passed, 72%, or 1.3 million homes, are connected to iesy's network. For the year ended December 31, 2001, iesy Hessen GmbH generated a total revenue of Euro 115.8 million. iesy has a historical annual churn rate of less than 6%, which compares favorably to other European and U.S. cable providers. This loyalty of its customer base provides a solid platform on which to offer iesy branded products, such as "iesynet" and "iesyphone."

     In October 2001, iesy successfully completed network upgrade technology trials. iesy is currently upgrading its network and expects to upgrade 300,000 homes in 2002. The network upgrade plan will focus first on areas which offer attractive demographics for return on iesy's investment. This upgraded network will allow iesy to offer a wider array of broadband products and services, including the "triple-play" of digital cable television, high-speed Internet and telephony services.

     iesy's high speed Internet product, iesynet, has seen high demand in a pilot program in Frankfurt. Commercial launch of iesynet is targeted for mid-2002. Also in 2001, iesy was granted a class 4 voice telephony telecommunications license, and expects to offer VoIP telephony over its network in 2003.

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

     B2 provides "always on," low-cost access to a high-capacity broadband network that provides transmission, both to and from the customer, at the same speed and at the same time. B2's 10 Mb/s network access speed is substantially faster than typical connections offered by existing cable television and telecommunications operators and is upgradeable to 100 Mb/s without significant expense. In addition to broadband access, B2 intends to provide telephony and video access to its customers through a personalized, interactive interface. Similar to Cablecom and iesy, B2 has already successfully tested its VoIP telephony product.

     The following table illustrates our holdings in Western Europe, including that in the UK:

           WESTERN EUROPE CUSTOMER STATISTICS AS OF DECEMBER 31, 2001

                              NTL         NTL      CABLECOM      NOOS      EKABEL        B2
                              (UK)     (IRELAND)   (SWISS)     (FRANCE)   (GERMANY)   (SWEDEN)    EQUITY     GROSS
                            --------   ---------   --------    --------   ---------   --------   --------   --------
                                                        (SUBSCRIBER TOTALS IN THOUSANDS)
RESIDENTIAL
Ownership Interest........       100%      100%        100%(1)    27.0%       32.5%     34.0%
Homes in Franchise........  11,411.2     443.8     1,902.7     3,447.0     2,800.0     299.0     15,513.4   20,303.7
Homes passed..............   8,404.1     443.8     1,902.7     2,811.5     1,828.0     217.0     11,990.9   15,607.1
Homes marketed (Telco)....   7,506.4      20.0          --        10.0          --        --      7,529.1    7,536.4
Homes marketed (CATV).....   7,729.8     443.2     1,734.8     2,758.4     1,828.0     205.1     11,155.0   14,699.3
Customers.................   2,840.0     369.8     1,583.0       939.6     1,299.7      69.7      5,339.5    7,101.8
  Dual/Triple RGU.........   2,038.2       5.3        67.3        76.0          --        --      2,130.7    2,186.8
  Single RGU..............     801.8     364.5     1,515.7       863.6     1,299.7      69.7      3,208.8    4,915.0
Cable Television (CATV)...   2,261.9     369.8     1,583.0       920.7     1,299.7        --      4,732.7    6,435.1
  Digital.................   1,253.5       7.7        48.4       323.9          --        --      1,394.6    1,633.5
  Analog..................   1,008.4     340.6     1,534.6       238.5     1,299.7        --      3,219.9    4,421.8
  Antenna.................        --      21.5          --       358.3          --        --        118.2      379.8
Telephone.................   2,589.3       5.3          --         2.2          --        --      2,595.2    2,596.8
Internet (INT)............     845.0       1.5       228.3        92.5          --      69.7      1,122.9    1,237.0
  Dial-Up (ntlworld and
    other)................     698.4       1.4       161.0          --          --        --        860.8      860.8
  Digital TV Access.......      28.5        --          --          --          --        --         28.5       28.5
  Broadband (BB)..........     118.1       0.1        67.3        92.5          --      69.7        233.6      347.7
RGUs (CATV, Telco, BB)....   4,969.3     375.2     1,650.3     1,015.4     1,299.7      69.7      7,561.5    9,379.6
Service Units (CATV,
  Telco, Int).............   5,696.2     376.6     1,811.3     1,015.4     1,299.7      69.7      8,450.8   10,268.9
RGUs/Customer.............      1.75x     1.01x       1.04x       1.08x       1.00x     1.00x        1.42x      1.32x
Service Units/Customer....      2.01x     1.02x       1.14x       1.08x       1.00x     1.00x        1.58x      1.45x
Penetration:
  CATV....................      29.3%     83.4%       91.2%       33.4%       71.1%      0.0%        42.4%      43.8%
  Telephone...............      34.5%     26.5%         --        22.0%         --        --         34.5%      34.5%
  Customer................      36.7%     83.4%       91.2%       34.1%       71.1%     34.0%        47.9%      48.3%
  RGU.....................      64.3%     84.7%       95.1%       36.8%       71.1%     34.0%        67.8%      63.8%
  Service Unit............      73.7%     85.0%      104.4%       36.8%       71.1%     34.0%        75.8%      69.9%
  Dual/Triple.............      71.8%      1.4%        4.3%        8.1%        0.0%      0.0%        39.9%      30.8%

                              NTL         NTL      CABLECOM      NOOS      EKABEL        B2
                              (UK)     (IRELAND)   (SWISS)     (FRANCE)   (GERMANY)   (SWEDEN)    EQUITY     GROSS
                            --------   ---------   --------    --------   ---------   --------   --------   --------
                                                        (SUBSCRIBER TOTALS IN THOUSANDS)
Quarterly Growth:
  Customers...............     (41.8)     (4.8)        2.9        44.6         5.7      19.2        (24.5)      25.8
  RGUs....................     (51.5)     (5.8)       15.4        51.7         5.7      19.2        (20.5)      34.7
Off-Net Telephony.........     118.3       2.8          --          --          --        --        121.1      121.1
  Telephone...............      29.1        --          --          --          --        --         29.1       29.1
  Telephone and
    Internet..............      89.2       2.8          --          --          --        --         92.0       92.0
BUSINESS DIVISION
Business Customers........      76.2       0.2         4.3        35.6          --        --         90.3      116.3
Business Lines............     389.7       1.9          --          --          --        --        391.6      391.6
Wholesale Internet
  Subscribers.............   1,210.7       0.2          --          --          --        --      1,210.9    1,210.9
Total Customers...........   4,245.2     373.0     1,587.3       975.2     1,299.7      69.7      6,761.8    8,550.1
Total Service Units.......   7,504.1     384.3     1,811.3     1,015.4     1,299.7      69.7     10,266.4   12,084.5

---------------
(1) Cablecom has equity interests in 28 cable systems in Switzerland. The following statistics reflect the proportional operating data in which Cablecom does not maintain an equity interest: 186,700 homes passed, 161,400 homes marketed, 153,100 subscribers, 600 broadband Internet subscribers and 153,600 RGUs.

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

     We believe that we have a competitive advantage in the residential market because we offer integrated telephone, cable television, telecommunications services (including Internet, interactive and on-line services) and multi-product packages designed to encourage customers to subscribe to multiple services. The packages we currently offer to our UK residential franchise customers (excluding customers in Milton Keynes and Westminster, where we plan to launch broadband in 2002, and in some former Cable & Wireless Communications franchises which only offer cable television) comprise telephone service, narrowband

Internet access service, broadband Internet access services, all of the current terrestrial television channels and access to multi-channel television, including pay per view and interactive television services. Our packaging and pricing are designed to encourage our customers to use multiple services such as dual telephone and broadband, dual telephone and narrowband, dual telephone and TV, or triple telephone, TV and Internet access. Of our competitors, only Telewest, which does not offer its services in our franchise areas, is able to offer the full range of services we provide. However, there can be no assurance that this competitive advantage will continue. Indeed, BT and all other operators have been permitted to provide and convey cable television services throughout the UK from January 1, 2001, and exclusive franchises will no longer be awarded.

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

     We offer our broadband Internet service at flat rates of L14.99 and L24.99 per month for 128Kb/s and 512Kb/s, respectively, including the rental of a cable modem. This compares with the newly announced prices for Freeserve and BTOpenworld 512Kb/s ADSL services of L29.99 per month plus purchase of the modem.

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

  BROADCAST TRANSMISSION AND TOWER SERVICES

     Crown Castle UK Ltd, a subsidiary of Crown Castle International Corp., is NTL's primary competition in the terrestrial broadcast transmission market in the UK. Crown provides analog transmission services to the BBC and digital transmission services to both the BBC and ITVDigital. Crown has diversified from its core television broadcasting business using its transmission infrastructure to enter into the radio transmission and telecommunications sectors.

     Although Crown is our direct competitor, we each have reciprocal rights to use each other's sites for broadcast transmission usage in order to enable each of us to achieve the necessary country-wide coverage. This relationship is formalized by the site-sharing agreement entered into in 1991 when those towers were privatized.

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

     All four UK mobile operators own site infrastructure and lease space to other users. Their openness to sharing with direct competitors varies by operator. BT Cellnet (now called mm0(2)) and Vodafone have agreed to cut site costs by jointly developing and acquiring sites in the Scottish Highlands. BT and Cable &

Wireless are both major site-sharing customers but also compete by leasing their own sites to third parties. BT's position in the market is even larger when considered in combination with its interest in mm0(2).

     Several other companies compete in the market for site rental. These include British Gas, Racal Network Systems, Aerial Sites Plc, Relcom Aerial Services and the Royal Automobile Club. Some companies own sites initially developed for their own networks, while others are developing sites specifically to exploit this market.

REGULATION

     NTL is subject to both UK and European Union competition regulations which prohibit companies from engaging in anti-competitive behavior in violation of these regulations. In addition as a provider of telecommunications services, NTL is subject to the regulatory oversight of OFTEL, which regulates telecommunications in the United Kingdom. OFTEL regulations are designed to ensure the fair and efficient delivery of such services to customers. NTL must be compliant with these regulations in its product offerings and in its dealings with customers and suppliers. Failure to comply with these regulations could result in administrative or other legal proceedings, as a result of which NTL could be ordered to stop activities which violate the applicable regulations, modify its behavior to comply with applicable regulations or could be subject to fines or civil damages.

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

  LOCAL LOOP UNBUNDLING

     In November 1999, an OFTEL policy statement mandated the unbundling of BT's local loop to rival providers, enabling them to offer a range of higher bandwidth services using Digital Subscriber Line (DSL) technology. On August 8, 2000, conditions in BT's license were brought into force setting out the requirements under which BT must provide services necessary for local loop unbundling. OFTEL published the wholesale prices for BT's unbundled local loops on December 2000 and prices for shared access were published in 2001 although discussions continue as to the appropriate wholesale charges. In addition, BT is currently rolling out ADSL over its own network. ADSL will allow consumers access to high speed information services.

     Local loop unbundling could allow NTL to increase its broadband off-net subscriber base, although NTL is not currently pursuing this initiative. Local loop unbundling could also increase competition for NTL as it will also allow other providers of broadband Internet access services to provide services to current or potential customers of NTL. A number of companies, such as Freeserve, have started to market broadband services using BT's local loop.

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

  OPEN ACCESS TO CABLE INFRASTRUCTURE

     In April 2001, OFTEL issued a statement on regulated access to cable infrastructure ("open access"). The conclusion reached by OFTEL was that no case existed for mandating open access to cable infrastructure at that time.

  BSKYB

     In December 2000, the Office of Fair Trading (OFT) announced that it was commencing an investigation under the UK Competition Act into BSkyB's activities, in particular the wholesale prices offered to rival distributors of pay television services. This investigation is ongoing. In December 2001, the OFT announced its preliminary finding that BSkyB had been abusing its market power through its pricing practices. The OFT also said that it was aiming to complete the investigation into BSkyB's pricing by summer 2002.

     In addition, in February 2002, the OFT announced that it had decided not to give a decision on whether an agreement entered into by us with BSkyB for the carriage of programming at discounted rates, notice of which was given to the OFT in October 2000, was anti-competitive. As a result, we have not been able to proceed under this agreement and will not be able to do so until the OFT renders a favorable decision. The terms of this agreement provided that the agreement would not come into effect unless OFT approval was granted within six months of the agreement. Although extended for a period, this deadline has now passed. Therefore, even if the OFT approval is granted, we will not be obligated to perform this agreement and as a result, we may negotiate a different agreement with BSkyB or may elect not to enter into any agreement with BSkyB.

     The OFT's investigation into BSkyB's behavior continues.

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

     The Competition Act, as well as OFTEL's regulations, limit the types of agreements and arrangements NTL can enter into. For example, NTL may be prohibited from establishing pricing arrangements or purchasing arrangements which have the effect of reducing competition in the market or forcing companies to behave in a certain way dictated by NTL.

  MOBILE PHONE TERMINATION CHARGES

     On December 12, 2001, OFTEL announced that it had referred to the Competition Commission its proposal to impose a cap on the amount mobile phone operators can charge for receiving calls on their networks. OFTEL's conclusion was that mobile termination rates were substantially in excess of cost and that there was little incentive for operators to reduce the charges. Accordingly, OFTEL has proposed a charge cap on future termination rates of RPI (12)% over four years.

     The Competition Commission investigation is expected to conclude in December 2002.

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

     In April 2002, OFTEL agreed with NTL an extension of the existing price control until July 31, 2001. A review is expected to take place before the end of 2002 to examine whether any additional price control beyond that point is justified.

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

CUSTOMERS

     No material part of our business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a materially adverse effect on us. In our broadcast services business, 38.1% of revenues from the broadcast services business was derived from contracts with the ITV companies, Channel 4/S4C, Channel 5 in the UK, ABC and SBS in Australia in 2001.

EMPLOYEES

     At December 31, 2001, we had approximately 19,200 employees, approximately 16,900 of whom are permanent and approximately 2,300 of whom are temporary or contract employees. We believe that our relationship with our employees is good.

ITEM 2.  PROPERTIES

UK AND IRELAND

     In the UK and Ireland, we own, lease or occupy under license 126 business unit and regional offices, our corporate head offices in each of Hook and Dublin, and 9 retail shops. In addition, we own or lease approximately 655 switching centers/head-ends and operational hub-sites together with warehouses and other non-operational properties, as well as various cable television, telephone and telecommunications equipment housed on public and private sites.

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

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters that were submitted to a vote of NTL stockholders during the quarter ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     On March 28, 2002, the New York Stock Exchange announced that it was suspending our common stock from trading on the NYSE and that it intended to apply to the SEC to delist our common stock following this suspension. This determination was based upon, among other things, the selling price for our common stock, which closed at $0.20 on March 26, 2002. The continued listing standards of the NYSE require maintenance of a minimum share price of $1 over a 30 trading day period and average global market capitalization of $100 million over a 30 trading day period. Our common stock fell below both of these continued listing standards. We have a right to a review of the NYSE staff's decision in a hearing before a Committee of the Board of Directors of the NYSE. We are pursuing that right but there can be no assurance that we will be successful. Our common stock is currently quoted on the Over the Counter Bulletin Board under the symbol "NTLD" and continues to trade on NASDAQ EUROPE under the symbol "NTLI".

     On October 27, 2000, our common stock began trading on the New York Stock Exchange under the symbol "NLI". Concurrently with the NYSE listing, we withdrew our listing on the Nasdaq Stock Market's National Market where our common stock had been trading under the symbol "NTLI". The following table sets forth, for the periods indicated, the high and low last sale prices as reported on the Nasdaq Stock Market's National Market until October 26, 2000 and on the NYSE until March 26, 2002. The information set forth below gives retroactive effect to the 5-for-4 stock split in February 2000.

                                                              LAST SALE PRICE
                                                              ----------------
                                                               HIGH      LOW
                                                              -------   ------
2000
  First Quarter.............................................  $109.10   $82.00
  Second Quarter............................................    91.50    53.00
  Third Quarter.............................................    59.88    39.19
  Fourth Quarter............................................    49.25    21.81
2001
  First Quarter.............................................    39.20    22.75
  Second Quarter............................................    32.40    11.69
  Third Quarter.............................................    13.79     2.00
  Fourth Quarter............................................     4.55     0.62
2002
  First Quarter (through March 26, 2002)....................     0.98     0.17

     On March 26, 2002, the closing sale price for our common stock, as reported on the NYSE was $0.20. As of March 26, 2002, there were 5,693 record holders of our common stock. This figure does not reflect beneficial ownership of shares held in nominee name.

     We have never paid cash dividends on our common stock. Currently, we do not have available surplus under Delaware law. Under Delaware law, a Delaware corporation cannot, among other things, pay dividends on its capital stock unless it has available surplus. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". In addition, the certificates of designation governing our preferred stock limit our ability to pay dividends on our equity securities and there are legal and contractual restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances, including those contained in our subsidiaries' indentures and credit agreements. We do not currently anticipate paying cash dividends in the foreseeable future on shares of our capital stock.

We anticipate that for the foreseeable future any cash flow generated from our subsidiaries' operations will be used for debt service. Any future determination as to the payment of dividends will be at the discretion of our Board of Directors and will depend upon our operating results, financial condition and capital requirements, indenture and other contractual restrictions, general business conditions and such other factors as our Board of Directors deems relevant. There can be no assurance that we will pay dividends at any time in the future.

SALES OF UNREGISTERED SECURITIES

     In addition to the issuance on May 18, 2001 of 47,218 shares of our Variable Coupon Redeemable Preferred Stock, Series A and 12,194 shares of 6.5% Fixed Coupon Redeemable Preferred Stock to France Telecom in exchange for a 27% interest in Noos, we issued the following unregistered securities:

          In June 2001, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, the Company and NTL (Delaware), Inc., as co-issuers, issued $100.0 million aggregate principal amount of 5 3/4% Convertible Subordinated Notes due June 22, 2011 to GE Capital and received proceeds of approximately $95.9 million. Interest is payable quarterly in cash at a rate of 5 3/4% per annum beginning on October 15, 2001. These notes are convertible into shares of our common stock at the option of the holder at an initial conversion price of $35.00 per share, subject to adjustment. After December 22, 2007, the notes are redeemable, in whole or from time to time in part, at NTL (Delaware), Inc.'s or our option. Proceeds raised from the issuance were used to reduce commitments under the UK working capital facility, finance construction, capital expenditure, working capital requirements and for general corporate purposes.

          In May 2001, in reliance on the exemptions from registration provided by Section 4(2) and Rule 144A of the Securities Act, NTL Communications, our wholly owned indirect subsidiary, issued $1,150.0 million aggregate principal amount of 6 3/4% Convertible Senior Notes due May 15, 2008 to qualified institutional buyers. NTL Communications received proceeds of approximately $1,114.8 million after placement agents' commissions and other fees. Interest is payable semiannually in cash at a rate of 6 3/4% per annum beginning on November 15, 2001. These notes are convertible into shares of our common stock at the option of the holder after August 13, 2001 at a conversion price of $32.728 per share. After May 20, 2004, the notes are redeemable, in whole or from time to time in part, at NTL Communications' and our option. We are a co-obligor of the notes on a subordinated basis. Proceeds raised from the issuance were used to reduce commitments under the UK working capital facility, finance construction, capital expenditure, working capital requirements and for general corporate purposes.

          On September 12, 2001, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act, we issued 1,850,000 shares of our Cumulative Convertible Preferred Stock, Series A in exchange for the 1,850,000 issued and outstanding shares of our 5% Cumulative Preferred Stock held by France Telecom and others. The Convertible Preferred Stock has a stated value and liquidation preference of $1,075.17 per share and is mandatorily redeemable for cash by us on March 27, 2009. Dividends are payable quarterly in additional shares of Convertible Preferred Stock, at the following quarterly dividend rates: (i) from September 12, 2001 through March 26, 2002, $13.44 per share, (ii) from March 27, 2002 through March 26, 2003, $21.23 per share and (iii) from March 27, 2003 through March 26, 2004, $26.61 per share. Once the Convertibility Date (as defined below) is set, the quarterly dividend rate resets to $16.12 per share and the Convertible Preferred Stock becomes eligible for conversion into shares of our common stock beginning on a "Convertibility Date," at which time the conversion price is set at 125% of the immediately preceding 25 trading day volume-weighted average price of our common stock (the "Convertibility Base Price"). The Convertibility Date is as follows: March 27, 2002, unless we elect to delay convertibility until March 27, 2003 or, alternatively, redeem, at our option, all shares of the Convertible Preferred Stock on March 27, 2002 in cash; if we have delayed, March 27, 2003, unless we elect again to delay convertibility until March 27, 2004, which we may only do if the Convertibility Base Price would be less than or equal to $65.00 per share (as may be adjusted for certain dilutive events); we may also elect, instead, to redeem all shares of the Convertible Preferred Stock on March 27, 2003 in cash; if we have delayed, March 27, 2004, unless we elect to redeem all shares of the Convertible Preferred Stock on March 27, 2004 in cash. In no event will the

     Convertibility Date be after March 27, 2004. We elected in March 2002 to delay convertibility until at least March 27, 2003. Holders of Convertible Preferred Stock other than any commercial bank or their affiliates may at any time elect, subject to some conditions, to exchange their Convertible Preferred Stock for up to 50% interest in an entity holding our Swiss operations.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain financial data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. This information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K/A.

                                                     YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------
                                      2001(1)      2000(2)     1999(3)    1998(4)      1997
                                     ----------   ---------   ---------   --------   --------
                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
Income statement data:
  Operating revenues...............  $  3,699.2   $ 2,840.8   $ 1,584.1   $  747.0   $  491.8
  (Loss) before extraordinary
     item..........................   (14,241.3)   (2,963.7)     (732.7)    (503.9)    (328.6)
  Net (loss).......................   (14,241.3)   (2,963.7)     (735.7)    (534.6)    (333.1)
  Basic and diluted net (loss) per
     common share:
  (Loss) per common share before
     extraordinary item(5).........      (52.78)     (14.54)      (6.75)     (8.12)     (6.79)
  Net (loss) per common share(5)...      (52.78)     (14.54)      (6.78)     (8.60)     (6.88)
  Weighted average number of common
     shares used in the computation
     of basic and diluted net loss
     per common share(5)...........       276.0       217.1       119.4       64.4       50.2

                                                        AS OF DECEMBER 31,
                                     --------------------------------------------------------
                                      2001(1)      2000(2)     1999(3)    1998(4)      1997
                                     ----------   ---------   ---------   --------   --------
Working capital (deficiency).......  $(18,510.6)  $  (849.1)  $ 2,261.4   $  600.5   $  (52.3)
Fixed assets, net..................    12,573.3    12,693.0     5,597.7    3,854.4    1,757.0
Total assets.......................    16,834.2    28,383.7    12,211.6    6,194.1    2,421.6
Long-term debt.....................       102.3    15,044.1     8,798.0    5,043.8    2,015.1
Redeemable preferred stock.........     2,773.7     2,083.2       141.8      124.1      108.5
Shareholders' equity
  (deficiency).....................    (6,542.4)    8,367.4     2,136.9      355.2      (61.7)

---------------

(1) As of December 31, 2001, primarily all of the Company's debt has been classified as current due to the uncertainties about compliance with the terms and conditions of the Company's debt that would give the holders of the debt the right to accelerate payment. In the fourth quarter of 2001, the Company recorded asset impairments totaling $9,511.3 million including goodwill of $8,840.5 million, license acquisition costs of $58.8 million, customer lists of $9.1 million, other intangibles of $14.9 million, investments in affiliates of $463.7 million and other assets of $124.3 million. In addition, in 2001, the Company recorded restructuring costs of $209.6 million, integration and consulting costs of $102.1 million and losses on the 1G transaction and the sale of the ConsumerCo off-net indirect access customers of $147.4 million.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

  RECAPITALIZATION PROCESS AND ABILITY TO CONTINUE OPERATIONS

     The Company historically incurred operating losses and negative operating cash flow. In addition, the Company required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. The Company historically met these liquidity requirements through cash flow from operations, amounts available under its credit facilities, vendor financing and issuances of high-yield debt securities and convertible debt securities in the capital markets and convertible preferred stock and common stock to strategic investors. Both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. The Company's public equity is no longer trading on the New York Stock Exchange, and its debt securities are trading at or near all time lows. These factors, together with the Company's substantial leverage, means the Company does not currently have access to its historic sources of capital.

     In addition, the Company's UK credit facilities are fully drawn and the Company's Swiss subsidiaries are currently unable to draw the remaining undrawn amounts under the Cablecom credit facility. NTL Communications Corp., a wholly-owned indirect subsidiary of the Company, did not pay cash interest on certain series of its notes that was due on April 1, 2002 and April 15, 2002. NTL Incorporated and NTL (Delaware), Inc. also did not pay cash interest and related fees on a series of their notes that was due on April 15, 2002. As of December 31, 2001, the Company had approximately $505 million in cash and cash equivalents on hand and, on April 4, 2002, received approximately $303 million net cash proceeds from the sale of its Australian business. The Company will require cash for working capital and capital expenditures in 2002. If the Company and its subsidiaries make scheduled and overdue interest payments on their notes, then the Company will not have sufficient cash resources to meet its liquidity needs through the third quarter of 2002.

     As of December 31, 2001, $17,666.1 million of the Company's $17,768.4 million of long-term debt had been classified as current due to the uncertainties about compliance with the terms and conditions of the Company's debt that would give the holders of the debt the right to accelerate payment.

     These liquidity concerns raise substantial doubt about the Company's ability to continue as a going concern. As a consequence, the Company needs to restructure its outstanding debt and/or raise new funds through the issuance of equity or additional debt.

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

     On April 16, 2002 the Company announced that the Company and an unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of the Company. The members of the committee hold in the aggregate over 50% of the face value of NTL and its subsidiaries' public bonds. The recapitalization would result in a conversion of approximately $10.6 billion in debt into equity.

     During the recapitalization process, it is anticipated that NTL's operations will continue uninterrupted, customer service will be unaffected, suppliers will be paid in the ordinary course and NTL's management will remain in place.

     To implement the proposed recapitalization, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited and Diamond Holdings Limited would file a pre-negotiated recapitalization plan in a Chapter 11 case under the U.S. Bankruptcy Code. NTL's operating subsidiaries would not be included in the Chapter 11 filing. The agreement in principle is subject to various conditions, including mutually acceptable terms with the Company's bank lenders. The recapitalization transaction contemplates that the bank debt will remain in place as part of the recapitalization.

     To facilitate the recapitalization, certain members of the unofficial committee of bondholders would commit to provide up to $500 million of new debt financing to the Company's UK and Ireland operations during the Chapter 11 process and for the post-recapitalized Company. The new financing will ensure that the Company's business operations have access to sufficient liquidity to continue ordinary operations.

     Under the agreement in principle, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding all of its UK and Ireland assets, and one tentatively called NTL Euroco and holding certain of its continental European and other assets.

     Holders of notes of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp. and Diamond Cable Communications Limited would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland and approximately 86.5% of the initial common stock of NTL Euroco. NTL (Delaware), Inc. bondholders would have the option to reinvest all or a portion of NTL (Delaware), Inc. cash in additional shares of NTL common stock, or to receive such cash in the recapitalization. Notes of the Company's subsidiaries Diamond Holdings Limited and NTL (Triangle) LLC would remain outstanding and will be kept current in interest payments. Current preferred and common stockholders, including France Telecom, would participate in a package of rights (to be priced at a $10.5 billion enterprise value) and warrants entitling them to purchase primary common stock of NTL UK and Ireland at the consummation of the proposed plan, in the case of the rights, and for the duration of the eight-year warrants at prescribed prices. If fully exercised, those rights and warrants would entitle the current preferred stockholders to acquire approximately 23.6% and the current common stockholders to acquire approximately 8.9% of the entity's primary common stock.

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

     During the recapitalization process, the Company has maintained normal and regular trade terms with its suppliers and customers. There can be no assurance that the Company's suppliers will continue to provide normal trade credit or credit on acceptable terms, if at all, or that customers will continue to do business or enter into new business with the Company. See also "Risk Factors" for a summary of risks related to the Company's business in general and the recapitalization process in particular.

     The Company's ability to meet its near term funding requirements upon consummation of the reorganization plan is dependent upon a number of factors, including the revenue generated by its operating subsidiaries, its existing cash balances, and its ability to draw upon an exit facility or any alternative financing. There can be no assurance that these sources of financing will be or will remain available. The Company will require substantial funds for general corporate and other expenses and may require additional funds for working capital fluctuations. Failure to achieve profitability could in the future diminish the Company's ability to sustain operations, obtain additional required funds, and make required payments on any indebtedness it has incurred or may incur. The Company can provide no assurance that it will be successful in raising additional financing if required, or if successful, that the terms of such financing will be favorable to the Company.

     The Company currently expects that it will require approximately
$730 million to fund its working capital and capital expenditures, net of cash from operations, in the twelve month period ending December 31, 2002 to fund the expenditures mentioned above.

     The Company believes that cash, cash equivalents and marketable securities on hand at March 31, 2002, the cash received from the sale of NTL Australia and the cash expected to be available from the DIP Facility and the exit facility, if the recapitalization is completed, will be sufficient for its and its subsidiaries cash requirements for the twelve months ending December 31, 2002.

     Over the long term, the Company will continue to require cash to fund operations, service its remaining debt and implement its strategy. In order to fund these requirements, the Company anticipates that it will use cash flow from operations and may also need to issue additional debt or equity securities or may need to secure additional bank financing. Given the Company's current financial condition, there can be no assurance that these sources of funds will be available to us.

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

     But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities. If an event of default were to occur, it would entitle the lenders under the credit facilities to declare the principal amount of the outstanding debt immediately due and payable. If this right was exercised, it would result in an event of default under all of the Company's outstanding notes, except for those issued by Diamond Cable Communications, Diamond Holdings and NTL Triangle, entitling the trustee or 25% of the holders of a series to accelerate the repayment of that series of notes. We do not have sufficient cash resources to repay our outstanding indebtedness if it is declared immediately due and payable.

     In connection with the granting of the initial waivers, the Company agreed:

     - to provide the lenders with a 13 week rolling cash flow projection (updated every two weeks);

     - to keep the lenders informed of, and to provide documents in connection with, negotiations with bondholders or strategic investors or concerning proposed asset dispositions;

     - not to repurchase NTL notes; and

     - not to make an exchange offer for NTL notes or enter into an agreement with NTL bondholders, subject to some exceptions, without the consent of the lenders.

     Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extend the duration of the initial waivers to April 30, 2002 in the case of the UK credit facilities or May 14, 2002 in the case of the Cablecom facility, unless the missed interest payments on April 1, 2002 are remedied or a sufficient number of bondholders agree to forbear in respect of such non-payment, in which case, the UK credit facilities waivers will be extended to May 14, 2002. As a condition to the waivers continuing effectiveness, the UK lenders required NTL Delaware to loan L90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. This loan is structurally senior to the outstanding public notes issued by NTL Communications Corp. but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, we affirmed the provisions of the initial waivers and in addition, we agreed, among other things, to:

     - provide the bank lenders a timeline setting forth the steps proposed to be taken in connection with the recapitalization and the dates by which such steps are to be taken;

     - use reasonable endeavors to consider with the lenders under the Cablecom credit facility possible means of credit enhancement;

     - provide the lenders under the Cablecom credit facility, by April 12, 2002, with an updated structure chart of NTL as well as a contingency business plan for Cablecom in the event that sufficient additional funding for Cablecom is not obtained; and

     - pay legal, accounting and other advisory fees of the agent or coordinators of the Cablecom credit facility.

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

     Cablecom GmbH is the principal trading company of our Swiss group. There are a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. These technical defaults consisted of the following, as of December 31, 2001:

          1. The requirement that members of the Cablecom group generating at least 95% of the group's EBITDA should guarantee the repayment of the loan outstanding under the credit agreement had not been satisfied.

          2. Three companies within the Cablecom group had merged in contravention of restrictions in the credit agreement.

          3. Loans had been made by members of the Cablecom group to other group members and to a 10% affiliate in contravention of restrictions in the credit agreement. A related obligation to deliver quarterly certificates specifying the maximum levels of intra-group loans had not been complied with.

          4. The requirement to ensure that the total interest cost in respect of at least 40% of the loan was capped at interest rates agreed with the facility agent had not been complied with.

          5. A mortgage securing a loan of CHF 600,000 from United Bank of Switzerland was refinanced and the benefit of the existing mortgage was assigned to the refinancing lender. That assignment meant the mortgage was no longer permitted under the credit agreement.

          6. Four per cent of the shares in FGS Hagendorf SA were acquired by Cablecom, making the company a wholly owned member of the Cablecom group. That acquisition was not permitted under the credit agreement.

          7. One of the security documents in favor of the banks required specified details of receivables to be provided to the facility agent and all such receivables to be paid into bank accounts assigned by way of security to the banks. It also required a bank account to be set up for the purpose of receiving certain cash payments which may have to be applied in prepayment of the facility. That bank account also had to be assigned by way of security to the banks. These obligations had not been complied with.

          8. The following obligations imposed by the share pledges executed by various Cablecom group members in favour of the banks had not been satisfied:

             (i) the delivery of share certificates and other documents evidencing title in respect of certain of the pledged shares; (ii) the remedy of defects in certain of the pledged shares; and (iii) the transfer of certain nominee shares in Cablecom group companies to the Cablecom company which beneficially owns such shares and the delivery to the facility agent of copies of shareholders registers in the group companies updated to show the transfers.

          9. One hundred and eighty shares in a company called Telebarn AG had been assigned by way of security by Cablecom to the banks notwithstanding the terms of a trust agreement under which Cablecom held those shares. That constituted a misrepresentation under the finance documents.

     In addition, as of December 31, 2001, Cablecom's and various of its subsidiaries' liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be "overindebted".

     In order to try and resolve the problems caused by the overindebtedness of its subsidiaries Cablecom GmbH had guaranteed the liabilities of some of those subsidiaries and had agreed that intra-group debt owed to it by some of those subsidiaries should be subordinated to the debt owed by such subsidiaries to all of their other creditors. This also constituted an event of default under the Cablecom credit facility which entitles the lenders to accelerate repayment. Such an acceleration would result in an event of default under NTL Incorporated's and NTL Delaware's 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009 entitling the trustee or the holders of 25% of each series of notes to accelerate repayment. Under Swiss law, unless the overindebtedness is rectified those entities would be required to commence an insolvency proceeding in Switzerland. A plan has been formulated to rectify this overindebtedness. Implementation of this plan prior to April 30, 2002 will mean those entities will not be required to commence an insolvency proceeding. Those proceedings would likely either be a court supervised moratorium in which an independent administrator, or commissioner, would be appointed to supervise the running of each company during a restructuring or, if there is no viable restructuring plan, a bankruptcy. The commencement of those insolvency proceedings would also constitute an immediate event of default and acceleration of the maturity of the convertible subordinated notes referred to above.

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

     If the applicable issuer does not pay interest on these notes after a 30 day grace period expires (on April 30, 2002 in the case of the missed interest payments due April 1, 2002), there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after April 30, 2002, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under all of our other notes, except for those issued by NTL Triangle, Diamond Cable Communications or Diamond Holdings. As a result, upon the expiration of the grace period, on April 30, 2002, events of default for failure to pay interest would occur under the relevant indentures at NTL Communications and, contemporaneously, cross defaults would occur under the Company's other indentures at NTL Communications, NTL Delaware, NTL Incorporated and under our Senior Credit Facility and Working Capital Facility and could occur under the Cablecom Facility. This would give holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable unless we obtain waivers or forbearance agreements from sufficient percentages of our creditors. If that right to accelerate was exercised, we would not have sufficient cash resources to repay those debts, which could ultimately lead to voluntary or involuntary bankruptcy proceedings relating to the entities so affected. In addition, the lenders under the Company's UK credit facilities have security over the assets of the Company's UK operating subsidiaries, except for the Diamond and Triangle groups of companies. In the event that there was an event of default under those facilities, the lenders could seek to take control of those assets under applicable UK insolvency law.

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

     Pursuant to the terms of the 13% preferred stock, the unpaid dividends will continue to accrue without interest until declared and paid. Pursuant to the terms of the 5% cumulative convertible preferred stock and the cumulative convertible preferred stock, the unpaid dividends will continue to accrue without interest until declared and paid, together with an additional cash dividend on the amount so unpaid at a rate of 2% per quarter for as long as the dividends remain unpaid. The failure to declare these dividends is not a default under any of the Company's existing agreements. With respect to the 13% preferred stock and 5% cumulative convertible preferred stock, if dividends remain unpaid for six quarters, the holders of each such series shall have the right to vote separately as a class on all matters voted on by NTL Incorporated shareholders and shall have the right, along with other holders of preferred stock with similar default voting rights, to elect two directors to the Company's board.

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

  CREDIT RATING DOWNGRADES

     On April 3, 2002, credit rating agency Standard & Poor's lowered the Company's long-term corporate credit rating to D from CCC-, citing the Company's failure to make a bond interest payment due on April 1, 2002.

  SALE OF NTL AUSTRALIA

     On April 2, 2002, the Company announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Bank for A$850 million (US$448 million) in an all cash transaction. The net proceeds from the sale were approximately A$574 million (US$303 million). At that time, the business' bank debt outstanding totaled A$227 million (US$119 million).

     On April 7, 2002, NTL Delaware loaned L90 million to NTL (UK) Group Limited, which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to the Company's UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL Delaware and it is currently anticipated that such proceeds will form a portion of the consideration to be offered to bondholders of NTL Delaware and NTL Incorporated in satisfaction of their claims against NTL Delaware as part of the proposed plan of reorganization.

  DESCRIPTION OF OUTSTANDING NOTES, CREDIT FACILITIES AND REDEEMABLE PREFERRED STOCK

     The following summarizes the terms of the significant notes, credit facilities and redeemable preferred stock issued by the Company and its subsidiaries as of December 31, 2001, except for the NTL Australia bank credit facility due to the sale of NTL Australia in April 2002.

  NTL INCORPORATED:

     (1) Senior Redeemable Exchangeable Preferred Stock due February 15, 2009, liquidation preference of $186.8 million, dividends accrue at 13% per annum payable quarterly in arrears, at the Company's option, until February 15, 2004, dividends may be paid in cash, by the issuance of additional shares or in any combination of the foregoing, redeemable at the Company's option on or after February 15, 2002, and, on any dividend payment date, the Company may exchange all of the outstanding shares for 13% debentures due 2009;

     (2) Convertible Preferred Stock due March 27, 2009, liquidation preference of $2,029.1 million, dividends are payable quarterly in arrears in additional shares, at the following quarterly dividend rates: (i) from September 12, 2001 through March 26, 2002, $13.44 per share, (ii) from March 27, 2002 through March 26, 2003, $21.23 per share, and (iii) from March 27, 2003 through March 26, 2004, $26.61 per share; once the "Convertibility Date" (which may be March 27, 2003 or March 27, 2004) is set, the quarterly dividend rate resets to $16.12 per share and the Convertible Preferred Stock becomes eligible for conversion into shares of the Company's common stock beginning on such Convertibility Date, at which time the conversion price is set at 125% of the immediately preceding 25 trading day volume-weighted average price of the Company's common stock, subject to the Company's election to delay convertibility or redeem all issued and outstanding shares of Convertible Preferred Stock. Holders of Convertible Preferred Stock other than any commercial bank or their affiliates may at any time elect, subject to some conditions, to exchange their Convertible Preferred Stock for up to a 50% interest in an entity holding our Swiss operations;

     (3) Variable Coupon Redeemable Preferred Stock, liquidation preference of $491.7 million, dividends are payable quarterly at the Company's option in cash or additional shares of Variable Coupon Redeemable Preferred Stock, quarterly dividend rate based on the EURIBOR Rate plus 2.5%, quarterly dividend rate of 6.16% at December 31, 2001, mandatory redemption in cash on May 18, 2002. The Company's 27% interest in Noos is pledged to France Telecom to secure the mandatory redemption obligation under its Variable Coupon Redeemable Preferred Stock and its 6.5% Fixed Coupon Redeemable Preferred Stock;

     (4) 6.5% Fixed Coupon Redeemable Preferred Stock, liquidation preference of $126.9 million, dividends are cumulative and are payable in cash upon redemption, mandatory redemption in cash on May 18, 2007;

     (5) 5 3/4% Convertible Subordinated Notes due June 22, 2011, principal amount at maturity of $100.0 million, interest of 5 3/4% per annum is payable quarterly beginning on October 15, 2001, redeemable at the option of the Company on or after December 22, 2007, convertible into shares of the Company's common stock at a conversion price of $35.00 per share, subject to adjustment based on the Company's stock price and adjustment to the conversion price of some series of our preferred stock;

  NTL DELAWARE:

     (6) 5 3/4% Convertible Subordinated Notes due December 15, 2009, principal amount at maturity of $1,200.0 million, interest payable semiannually from June 15, 2000, redeemable at the Company's option on or after December 18, 2002, convertible into shares of the Company's stock at a conversion price of $108.18 per share;

  NTLCL:

     (7) Working Capital Facility of L417.5 million ($607.2), all of which was outstanding as of February 2002; originally for L1,300.0 million ($1,890.6 million); following the issuance of new debt beginning in October 2000, the commitment has been reduced by L882.5 million ($1,283.4 million), of which L100.0 million ($145.4 million) was outstanding as of December 31, 2001. Interest payable at least every six months at LIBOR plus a margin rate of 5.50% per annum, which is subject to adjustment; effective interest rate of 9.57% at December 31, 2001; the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly; principal is due in full on March 31, 2006; in January and February 2002 the remaining amounts available under this agreement were borrowed, the entire amount outstanding under the credit facility is currently in default;

     (8) Senior Credit Facility of L2,784.8 million ($4,050.0 million), all of which was outstanding as of December 31, 2001; originally for L2,500.0 million ($3,635.8 million), dated 30 May 2000; interest payable at least every six months at LIBOR plus a margin rate of 2.00% per annum, which is subject to adjustment; effective interest rate of 6.73% at December 31, 2001; the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized; principal is due in six quarterly installments beginning on June 30, 2004; as amended and restated pursuant to a Restatement Amendment Agreement dated 26 September 2001 which, inter alia, amended such Senior Credit Facility to make available a 200.0 million ($290.9 million) Term Facility (interest payable on such Term Facility at least every six months at LIBOR plus a margin rate of 3.50% per annum, effective interest rate of 8.06% at December 31, 2001, principal is due in eight quarterly installments beginning on June 30, 2006) and increase the availability of funds under the Senior Credit Facility by 84.8 million ($123.3 million), the entire amount outstanding under the credit facility is currently in default;

  CABLECOM:

     (9) Term Loan Facility of CHF 2,700.0 million ($1,626.8 million), all of which was outstanding as of December 31, 2001, interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment, effective interest rate of 5.27% at December 31, 2001, principal is due over six years in quarterly installments beginning on March 31, 2004, the entire amount outstanding under the credit Facility is currently in default;

     (10) Revolving Facility of CHF 1,400.0 million ($843.5 million), of which CHF 875.0 million ($527.2 million) was outstanding as of December 31, 2001, interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.50% per annum, which is subject to adjustment, effective interest rate of 5.49% at December 31, 2001, the unused portion of the commitment is available until May 2003 and is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized, principal is due over six years in quarterly installments beginning on March 31, 2004; our Swiss subsidiaries are unable to draw the remaining undrawn amounts under this facility because, as of December 31, 2001, Cablecom's liabilities exceeded its assets, which constituted an event of default under the facility, the entire amount outstanding under the credit facility is currently in default;

  NTL COMMUNICATIONS:

     (11) 12 3/4% Senior Deferred Coupon Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from October 15, 2000, redeemable at the Company's option on or after April 15, 2000;

     (12) 11 1/2% Senior Deferred Coupon Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually from August 1, 2001, redeemable at the Company's option on or after February 1, 2001;

     (13) 10% Senior Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company's option on or after February 15, 2002;

     (14) 9 1/2% Senior Sterling Notes due April 1, 2008, principal amount at maturity of L125.0 million ($181.8 million), interest payable semiannually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

     (15) 10 3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of L300.0 million ($436.3 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

     (16) 9 3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

     (17) 9 3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of L330.0 million ($479.9 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

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

     (21) 9 1/4% Senior Euro Notes due November 15, 2006, principal amount at maturity of E250.0 million ($222.5 million), interest payable semiannually from May 15, 2000;

     (22) 9 7/8% Senior Euro Notes due November 15, 2009, principal amount at maturity of E350.0 million ($311.5 million), interest payable semiannually from May 15, 2000, redeemable at the Company's option on or after November 15, 2004;

     (23) 11 1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of E210.0 million ($186.9 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;

     (24) 11 7/8% Senior Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually from April 1, 2001, redeemable at the Company's option on or after October 1, 2005;

     (25) 12 3/8% Senior Euro Notes due February 1, 2008; principal amount at maturity of E300.0 million ($267.0 million), interest payable semiannually from August 1, 2001;

     (26) 6 3/4% Convertible Senior Notes due May 15, 2008, principal amount at maturity of $1,150.0 million, interest payable semiannually from November 15, 2001, convertible into shares of the Company's common stock at a conversion price of $32.728 per share, redeemable at the Company's option on or after May 21, 2004;

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

     (31) 10% Senior Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount at maturity of L135.0 million ($196.3 million), interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003; and

     (32) 9 1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003.

     Set forth below is a description of defaults, as well as whether such defaults have led to an event of default or acceleration of indebtedness, with respect to our preferred stock, our bank facilities and our outstanding notes, each as of April 16, 2002, the date of the original filing of NTL Incorporated's Report on Form 10-K for the year ended December 31, 2001.

                                PREFERRED STOCK

                                                                                      EVENT OF DEFAULT/
                             LIQUIDATION PREFERENCE/             DEFAULT                 ACCELERATION
                            (AS OF DECEMBER 31, 2001)     (AS OF APRIL 16, 2002)    (AS OF APRIL 16, 2002)
                            -------------------------   --------------------------  ----------------------
NTL INCORPORATED
1. Senior Redeemable
   Exchangeable Preferred
   Stock due February 15,
   2009...................  $186.8 million              Failure to pay $6.0         n.a.
                                                        million of dividends
                                                        payable February 15, 2002
2. 5% Cumulative Preferred
   Stock..................  $3,000.0 million            Failure to pay $24.9        n.a.
                                                        million of dividends
                                                        payable December 31, 2001
                                                        and $24.1 million of
                                                        dividends payable March
                                                        26, 2002
3. 5% Convertible
   Preferred Stock due
   March 27, 2009.........  $2,029.1 million            Failure to pay $37.0        n.a.
                                                        million of dividends
                                                        payable December 31, 2001
                                                        and $37.5 million of
                                                        dividends payable March
                                                        31, 2002

                                                                                      EVENT OF DEFAULT/
                             LIQUIDATION PREFERENCE/             DEFAULT                 ACCELERATION
                            (AS OF DECEMBER 31, 2001)     (AS OF APRIL 16, 2002)    (AS OF APRIL 16, 2002)
                            -------------------------   --------------------------  ----------------------
4. Variable Coupon
   Redeemable Preferred
   Stock..................  $491.7 million              None                        n.a.
5. 6.5% Fixed Coupon
   Redeemable Preferred
   Stock..................  $126.9 million              None                        n.a.

                               CREDIT FACILITIES

                                AMOUNT AVAILABLE/                                    EVENT OF DEFAULT/
                               AMOUNT OUTSTANDING               DEFAULTS                ACCELERATION
                            (AS OF DECEMBER 31, 2001)    (AS OF APRIL 16, 2002)    (AS OF APRIL 16, 2002)
                            -------------------------  --------------------------  ----------------------
NTLCL
1. Working Capital
   Facility...............  $145.4 million             Default (negotiation with   Event of default but
                            outstanding (additional    bondholders with a view to  for waivers
                            $461.8 million borrowed    rescheduling) but for
                            in January and February    waivers
                            2002)
2. Senior Credit
   Facility...............  $4,050.0 million           Default (negotiation with   Event of default but
                            outstanding                bondholders with a view to  for waivers
                                                       rescheduling) but for
                                                       waivers
CABLECOM
3. Term Loan Facility.....  $1,626.8 million           Default (negotiation with   Event of default but
                            outstanding                bondholders with a view to  for waivers
                                                       rescheduling,
                                                       overindebtedness, other
                                                       technical defaults) but
                                                       for waivers
4. Revolving Facility.....  $527.2 million             Default (negotiation with   Event of default but
                            outstanding                bondholders with a view to  for waivers
                                                       rescheduling,
                                                       overindebtedness, other
                                                       technical defaults) but
                                                       for waivers

                               OUTSTANDING NOTES

                                                                                      EVENT OF DEFAULT/
                               AMOUNT OUTSTANDING                DEFAULT                 ACCELERATION
                            (AS OF DECEMBER 31, 2001)     (AS OF APRIL 16, 2002)    (AS OF APRIL 16, 2002)
                            -------------------------   --------------------------  ----------------------
NTL INCORPORATED
 1. 5 3/4% Convertible
    Subordinated Notes due
    June 22, 2011.........  $100.0 million              Payment default of $2.5     None
                                                        million of interest due
                                                        April 15, 2002
NTL DELAWARE
 2. 5 3/4% Convertible
    Subordinated Notes due
    December 15, 2009.....  $1,200.0 million            None                        None

                                                                                      EVENT OF DEFAULT/
                               AMOUNT OUTSTANDING                DEFAULT                 ACCELERATION
                            (AS OF DECEMBER 31, 2001)     (AS OF APRIL 16, 2002)    (AS OF APRIL 16, 2002)
                            -------------------------   --------------------------  ----------------------
NTL COMMUNICATIONS
 3. 12 3/4% Senior
    Deferred Coupon Notes
    due 2005..............  $277.8 million              Payment default of $17.7    None
                                                        million of interest due
                                                        April 15, 2002
 4. 11 1/2% Senior
    Deferred Coupon Notes
    due 2006..............  $1,050.0 million            None                        None
 5. 10% Senior Notes due
    2007..................  $400.0 million              None                        None
 6. 9 1/2% Senior Sterling
    Notes due 2008........  $181.4 million              Payment default of $8.6     None
                                                        million of interest due
                                                        April 1, 2002
 7. 10 3/4% Senior
    Deferred Coupon
    Sterling Notes due
    2008..................  $382.3 million              None                        None
 8. 9 3/4% Senior Deferred
    Coupon Notes due
    2008..................  $1,153.8 million            None                        None
 9. 9 3/4% Senior Deferred
    Coupon Sterling Notes
    due 2009..............  $385.9 million              None                        None
10. 11 1/2% Senior Notes
    due 2008..............  $625.0 million              Payment default of $35.9    None
                                                        million of interest due
                                                        April 1, 2002
11. 12 3/8% Senior
    Deferred Coupon Notes
    due 2008..............  $364.9 million              None                        None
12. 7% Convertible
    Subordinated Notes due
    2008..................  $489.8 million              None                        None
13. 9 1/4% Senior Euro
    Notes due 2006........  $222.5 million              None                        None
14. 9 7/8% Senior Euro
    Notes due 2009........  $311.5 million              None                        None
15. 11 1/2% Senior
    Deferred Coupon Euro
    Notes due 2009........  $135.6 million              None                        None
16. 11 7/8% Senior Notes
    due 2010..............  $490.7 million              Payment default of $29.7    None
                                                        million of interest due
                                                        April 1, 2002
17. 12 3/8% Senior Euro
    Notes due 2008........  $267.8 million              None                        None
18. 6 3/4% Convertible
    Senior Notes due
    2008..................  $1,150.0 million            None                        None
NTL TRIANGLE
19. 11.2% Senior Discount
    Debentures due
    November 15, 2007.....  $517.3 million              None                        None

                                                                                      EVENT OF DEFAULT/
                               AMOUNT OUTSTANDING                DEFAULT                 ACCELERATION
                            (AS OF DECEMBER 31, 2001)     (AS OF APRIL 16, 2002)    (AS OF APRIL 16, 2002)
                            -------------------------   --------------------------  ----------------------
DIAMOND
20. 13 1/4% Senior
    Discount Notes due
    2004..................  $285.1 million              None                        None
21. 11 3/4% Senior
    Discount Notes due
    2005..................  $531.0 million              None                        None
22. 10 3/4% Senior
    Discount Notes due
    2007..................  $415.1 million              None                        None
23. 10% Senior Sterling
    Notes due 2008, issued
    by Diamond Holdings
    plc...................  $196.3 million              None                        None
24. 9 1/8% Senior Notes
    due 2008, issued
   by Diamond Holdings
    plc...................  $110.0 million              None                        None

  CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     On January 22, 2002, the Securities and Exchange Commission issued FR-61, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations." The release sets forth certain views of the Securities and Exchange Commission regarding disclosure that should be considered by registrants. The Company's consolidated contractual obligations and commercial commitments are summarized below, and are fully disclosed in the Notes to Consolidated Financial Statements.

     The following table includes aggregate information about the Company's contractual obligations as of December 31, 2001 and the periods in which payments are due. The entire long-term debt and capital lease obligation, except for NTL Australia's portion of long-term debt, has been classified as current due to the uncertainties about compliance with the terms and conditions of the Company's debt that would give the holders of the debt the right to accelerate repayment.

                             PAYMENTS DUE BY PERIOD

                                                 LESS THAN    1-3       4-5        AFTER
CONTRACTUAL OBLIGATIONS                TOTAL      1 YEAR     YEARS     YEARS      5 YEARS
-----------------------              ---------   ---------   ------   --------   ---------
                                                         (IN MILLIONS)
Long-Term Debt.....................  $18,213.3    $  5.7     $515.0   $6,457.0   $11,235.6
Capital Lease Obligations..........      192.8       9.3       15.6       12.7       155.2
Operating Leases...................      712.5      64.5      119.9      112.1       416.0
Unconditional Purchase
  Obligations......................    1,672.0     434.0      325.0      237.0       676.0
Other Long-Term Obligations........       none
Total Contractual Cash
  Obligations......................  $20,790.6    $513.5     $975.5   $6,818.8   $12,482.8

     The following table includes aggregate information about the Company's commercial commitments as of December 31, 2001. Commercial commitments are items that the Company could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

                   AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

                                        TOTAL AMOUNTS   LESS THAN    1-3     4-5     OVER
OTHER COMMERCIAL COMMITMENTS              COMMITTED      1 YEAR     YEARS   YEARS   5 YEARS
----------------------------            -------------   ---------   -----   -----   -------
                                                           (IN MILLIONS)
Guarantees............................     $ 31.0         $ 3.2     $ 1.4   $11.9    $14.5
Lines of Credit.......................       none
Standby Letters of Credit.............       none
Standby Repurchase Obligations........       none
Other Commercial Commitments..........       73.9          28.8      26.2    18.9       --
Total Commercial Commitments..........     $104.9         $32.0     $27.6   $30.8    $14.5

  CONSOLIDATED STATEMENTS OF CASH FLOWS

     Cash used in operating activities was $597.8 million and $290.2 million in the years ended December 31, 2001 and 2000, respectively. Cash provided by operating activities was $73.9 million in the year ended December 31, 1999. Cash paid for interest exclusive of amounts capitalized in the years ended December 31, 2001, 2000 and 1999 was $947.9 million, $495.0 million and $180.3 million, respectively. In addition, the change in cash used in operating activities is also due to changes in working capital as a result of the timing of receipts and disbursements.

     Cash used in investing activities was $2,099.8 million, $13,428.2 million and $1,797.5 million in the years ended December 31, 2001, 2000 and 1999, respectively. In each of these years, cash used in investing activities was primarily used for purchases of fixed assets and acquisitions, net of cash acquired.

     Cash used for acquisitions, net of cash acquired, was $26.2 million, $10,940.0 million and $1,128.3 million in the years ended December 31, 2001, 2000 and 1999.

     Cash used for acquisitions, net of cash acquired of $10,940.0 million, proceeds from borrowings, net of financing costs of $6,870.1 million, proceeds from issuance of preferred stock of $1,862.0 million, proceeds from issuance of redeemable preferred stock of $1,850.0 million and proceeds from issuance of common stock of $2,327.6 million in 2000 were primarily for the acquisitions of Cablecom and ConsumerCo including the term loan facility and credit agreement entered into with groups of banks, the common and preferred shares issued to France Telecom and the preferred stock issued to France Telecom and certain commercial banks.

     Purchases of fixed assets were $1,946.1 million, $2,257.0 million and $1,211.3 million in the years ended December 31, 2001, 2000 and 1999, respectively, as a result of the continuing fixed asset purchases and construction, including purchases and construction by acquired companies. The Company expects to further reduce purchases of fixed assets in 2002 in an effort to conserve cash.

     Cash provided by financing activities was $2,633.9 million, $11,728.4 million and $3,591.0 million in the years ended December 31, 2001, 2000 and 1999, respectively. In each of these years, cash provided by financing activities was primarily from proceeds from borrowings, net of financing costs, and net of principal payments.

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

     Proceeds from borrowings, net of financing costs, of $6,870.1 million in 2000 were primarily for the acquisitions of Cablecom and ConsumerCo including the term loan facility and credit agreement entered into with groups of banks. Included in proceeds from borrowings, net of financing costs, is $1,353.0 million of borrowings under credit facilities that was not related to acquisitions.

     Principal payments of $1,303.0 million in 2000 include optional repayments of $1,197.5 million of amounts borrowed under credit agreements.

     Proceeds from borrowings, net of financing costs, of $3,019.4 million in 1999 was from the issuance of various notes, including $808.6 million of notes issued in connection with the acquisition of Cablelink.

     Principal payments of $758.2 million in 1999 were primarily from the repayment of $716.5 million of notes issued in connection with the acquisition of Cablelink from the proceeds of notes issued in 1999.

     Cash provided by financing activities in 1999 also included the following. Proceeds from the issuance of preferred stock and warrants of $1.250.0 million was from the sale of 5.25% Convertible Preferred Stock and warrants to purchase
1.9 million shares of the Company's common stock to Microsoft Corp. and the sale of 5% Cumulative Participating Convertible Preferred Stock to France Telecom. Proceeds from the issuance of common stock of $250.0 million was from the sale of approximately 4.2 million shares of common stock to France Telecom. Redemption of preferred stock of $125.3 million was for the redemption of all of the outstanding shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series A in December 1999.

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements of the Company and related financial information are based on the application of accounting principles generally accepted in the United States, (referred to as "GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. The following critical accounting policies have the potential to have a more significant impact on the Company's financial statements, either because of the significance of the financial statement item to which they relate, or because they require more judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, transactions which are continuous in nature.

     - The Company maintains allowances for doubtful accounts and notes receivable for estimated losses resulting from the potential inability of its customers or the other parties to make payments. These allowance are estimated based on the current aging of receivables, prior collection experience and future expectations of conditions that might impact the collectibility. If the financial condition of our customers or the other parties were to deteriorate resulting in an impairment in their ability to make payments, additions to the allowances may be required.

     - The Company's determination of the treatment of contingent liabilities in the financial statements is based on a view of the expected outcome of the applicable contingency. Legal counsel is consulted on matters related to litigation. Experts both within and outside the company are consulted with respect to other matters that arise in the ordinary course of business. Examples of such matters that are based on assumptions, judgments and estimates are the amount to be paid to terminate certain agreements included in restructuring charges and the amounts to be paid to settle certain other liabilities. A liability is accrued if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable.

     - The Company reviews long-lived assets and goodwill for impairment as described in the Notes to Consolidated Financial Statements. The Company obtained a valuation to assist with the determina-tion of the fair value of long-lived assets and goodwill. In analyzing potential impairments, projections of future cash flows from the asset are used. The projections are based on assumptions, judgments and estimates of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values. Changes to these variables in the future may necessitate impairment charges to reduce the carrying value to fair value.

     - Fixed assets and intangible assets are assigned useful lives which impact the annual depreciation and amortization expense. The assignment of useful lives involves significant judgments and the use of estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change.

     - In 2001, restructuring charges were recorded as a result of additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. These charges, for both severance and exit costs, required the use of estimates. Actual results could differ from those estimated for restructuring.

     - The valuation of the Company's pension plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses, projected benefit obligations and funding requirements. These assumptions include, among others, discount rates, investment returns and projected salary increases. Changes in assumptions and future investment returns could potentially have a material impact on the Company's pension expense and funding requirements.

RESULTS OF OPERATIONS

     NTL provides a broad range of communication services, including: (i) ntl: home, delivering broadband services to residential markets comprising residential telephone, analog and digital cable television, narrowband and broadband Internet access, and interactive services; (ii) ntl: business, delivering broadband services to business markets, comprising business telecommunications, national and international carrier telecommunications, narrowband and broadband Internet services, and radio communication services; and (iii) ntl: broadcast, delivering digital and analog television and radio broadcast transmission services, wireless network design, buildout, and management, tower site rental, and satellite and media services.

     The Company's expects its growth in 2002 to be curtailed by funding constraints. Although the Company's current business plan includes a reduction in the number of new customers and an increase in revenue from existing customers, the Company's cash constraints present many challenges to the successful execution of the plan. The Company is conserving cash through a reduction in capital expenditures including expenditures to connect new customers to the Company's network. In order to maintain revenues and cash from operations while reducing the number of new customers, the Company must reduce and limit customer churn. The Company intends to improve its customer service and increase its service offering to customers in an effort to curtail and reduce churn. The Company is in the process of integrating its various billing systems and customer databases in an effort to improve one of the main tools used to provide customer service.

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

     Beginning in 2001, the Company became focused on adding customers that subscribe to multiple services and/or to its digital television. By being observant of this strategy the Company was able to add to ARPU. In 2001, the Company's consumer telecommunications and television revenue, increased primarily as a result of price increases on both our analog and digital cable television products.

     The Company faces various challenges in meeting its goals of expanding its broadband services to residential customers. Broadband Internet usage by residential customers is a relatively new and undeveloped market. The Company will need to continue to upgrade its digital television network despite its current liquidity situation, while continuing to contend with its competitors. As the Company pushes to increase its digital television customer base through the successful migration of its current analog customers, it needs to continue to improve its customer service, which is expected with the completion of its integrated billing systems.

     The Company anticipates that the integration of its billing system and customer data will be substantially complete by the end of the second quarter of 2003. The total project cost is estimated to be approximately L45 million.

     There is also significant competition in our markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT. If the Company is unable to charge the prices for these services that are anticipated in its business plan in response to competition or if the Company's competition is able to attract the Company's customers, the Company's ARPU and results of operations will be adversely affected. However, despite many new entrants into the telecommunications industry during the last five to ten years generating significant over-capacity, the Company believes that the current global downturn in the telecommunications industry may result in an increase in the available customer base, as some of these competitors will be forced to cease operations.

     The Company's broadband customer base has grown to approximately 377,700 subscribers at June 30, 2002 from approximately 185,500 at December 31, 2001. The Company anticipates that its broadband customer base will continue to grow in 2002.

     Media speculation regarding the Company's financial condition and potential outcomes of the recapitalization process could have an adverse effect on parts of the Company's business. Similarly, negative press about the financial condition of alternative telecom carriers in general may effect the Company's reputation. One of the key strategies in the Company's business plan is to increase its penetration of higher value small to medium size enterprises (or
SMEs) and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding the Company's financial condition and the effect of that publicity on its brand name, the Company may find it difficult to convince SMEs to become its customers. Even if the Company successfully completes the recapitalization process, there is no assurance that the negative publicity will not adversely impact the Company's results of operations or have a long-term negative effect on the Company's brand.

     In addition, this uncertainty may adversely affect the Company's relationships with its suppliers. If suppliers become increasingly concerned about the Company's financial condition, they may demand faster payments or not extend normal trade credit, both of which could further adversely affect the Company's cash conservation measures and its results of operations.

  YEARS ENDED DECEMBER 31, 2001 AND 2000

     As a result of the completion of the acquisitions of the cable assets of Cablecom on March 28, 2000 and the consumer cable telephone, Internet and television operations of Cable & Wireless Communications plc ("ConsumerCo") on May 30, 2000, the Company consolidated the results of operations of these businesses from the dates of acquisition.

     Consolidated revenues increased by 30.2% to $3,699.2 million in 2001, as compared to $2,840.8 million in 2000. Revenue growth was achieved through acquisitions and by improving our product offers, increasing our broadband and digital TV customer base, raising prices and by serving new customers and signing new contracts in our Broadcast and Business telecoms divisions.

     In 2001 and 2000 the United Kingdom accounted for 85.7% and 85.7%, respectively, of total consolidated revenues. Switzerland accounted for 10.6% and 9.8% of total consolidated revenues in 2001 and 2000, respectively, while other geographic regions accounted for 3.7% and 4.5% of total consolidated revenues in 2001 and 2000, respectively.

     Consumer telecommunications and television revenues were 68.0% and 64.1% of total consolidated revenues in 2001 and 2000, respectively. Business telecommunications revenues were 22.7% and 24.7% of total consolidated revenues in 2001 and 2000, respectively. Broadcast transmission and other revenues were 9.3% and 11.2% of total consolidated revenues in 2001 and 2000, respectively.

     Consumer telecommunications and television revenues increased to $2,514.6 million from $1,819.8 million as a result of the Cablecom and ConsumerCo acquisitions, price increases, upselling new services to customers and from growth in the Company's customer base. The 2001 and 2000 revenue includes $1,350.1 million and $809.5 million, respectively, from acquired companies. Upselling to existing customers, new digital and cable modem customers and the price increases implemented in the first and second quarters of 2001 resulted in ARPU increases that contributed to the revenue increase. Increase in ARPU in the future is also expected to be achieved by continuing to provide new services such as digital television, cable modem and mobile telephone services to consumer customers.

     Business telecommunications revenues increased to $840.6 million from $702.2 million as a result of acquisitions and from the growth in the Company's customer base. The acquisition of the assets and contracts of Viatel UK in the third quarter of 2001 accounted for $65.3 million of the revenue in 2001. The 2001 and 2000 revenue includes $97.4 million and $62.1 million, respectively, from ConsumerCo. In addition, the Company continues to focus specific sales and marketing effort on winning business customers in its franchise areas and increasing revenue from its existing customers.

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

     Asset impairments in 2001 of $9,072.7 million are related to intangible assets and investments in affiliates. During 1999 and 2000, acquisitions were made against a background of increasing consolidation and record valuations in the telecommunications industry. In 2001, the Company performed a review of the recoverability of its long-lived assets and associated goodwill. This review was initiated because of the decline in the Company's stock price and significantly lower valuations for companies within its industry. Additionally, at the time of the Company's review, the book value of the Company's net assets significantly exceeded its market capitalization. Accordingly, the fair value of the Company's assets was determined by discounting the Company's estimates of the expected future cash flows related to these assets when the non-discounted cash flows indicated that the long-lived assets would not be recoverable. The Company recorded a write-down of $9,511.3 million in the fourth quarter of 2001 as a result of this analysis and review, of which $9,072.7 million is included in asset impairments and $438.6 million is included in share of losses from equity investments. The asset impairment charge of $9,072.7 included goodwill of $8,840.5 million, license acquisition costs of $58.8 million, customer lists of $9.1 million, other intangibles of $14.9 million, investments in affiliates of $25.1 million and other assets of $124.3 million. The aggregate asset impairment charge of $9,511.3 million related to the Company's business segments as follows: $7,388.8 million Consumer, $2,113.0 million Business and $9.5 million Broadcast.

     Non-cash compensation of $30.6 million in 2001 was due to modifications to certain stock options approved by the Compensation and Option Committee of the Board of Directors in July 2001. The latest possible expiration date of options to purchase an aggregate of approximately
4.7 million shares of the Company's common stock with exercise prices from $.17 to $14.76 per share was extended from July 30, 2001 to October 2004, as applicable, to January 30, 2006. The Company recognized non-cash compensation expense based on the excess of the quoted market price of the Company's common stock on the date of the modification of $12.05 per share over the exercise price per share.

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

     Restructuring charges of $209.6 million and $65.9 million for the years ended December 31, 2001 and 2000, respectively, relate to the Company's announcements in the fourth quarter of 2001 and in November 2000 that it was taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. An aggregate of $57.9 million of the 2001 reorganization costs are for the write-off of equipment and other assets that are not in use and will not require any future cash outlays. The employee severance and related costs in 2000 were for approximately 2,300 employees to be terminated, approximately 550 of whom are still employed by the Company as of December 31, 2001. These costs in 2001 are for approximately 5,400 employees to be terminated, of which approximately 3,000 employees are still employed by the Company as of December 31, 2001. The following table summarizes the restructuring charges incurred and utilized in 2000 and 2001:

                                       EMPLOYEE
                                       SEVERANCE    LEASE
                                      AND RELATED   EXIT      AGREEMENT     FIXED
                                         COSTS      COSTS   MODIFICATIONS   ASSETS   TOTAL
                                      -----------   -----   -------------   ------   ------
                                                          (IN MILLIONS)
Charged to expense..................    $ 47.9      $18.0       $  --       $   --   $ 65.9
Utilized............................        --         --          --           --       --
                                        ------      -----       -----       ------   ------
Balance, December 31, 2000..........      47.9       18.0          --           --     65.9
2000 provision utilized.............     (41.3)      (9.6)         --           --    (50.9)
2000 provision released.............      (6.6)      (7.3)         --           --    (13.9)
Charged to expense..................      96.5       41.4        27.7         57.9    223.5
2001 provision utilized.............     (26.2)        --          --        (57.9)   (84.1)
                                        ------      -----       -----       ------   ------
Balance, December 31, 2001..........    $ 70.3      $42.5       $27.7       $   --   $140.5
                                        ======      =====       =====       ======   ======

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

     Share of losses from equity investments increased to $683.2 million from $70.9 million primarily due to the asset impairment charge of $438.6 million in the fourth quarter of 2001. The remainder of the increase is due to the acquisition of the interest in Noos in 2001, and a full year of ownership of the interests in B2 and eKabel in 2001.

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

     Consolidated net loss increased to $14,241.3 million in 2001, from $2,963.7 million in 2000. The increase in net loss was primarily a result of the asset impairment charges in 2001 of $9,072.7 and $438.6 million relating to the Company's intangible assets and investments in affiliates.

     Premium TV is developing a Classic Sports television channel, and has a contractual arrangement with the BBC permitting Premium TV to show football (soccer) matches from the BBC's library. Classic Sport incurred a loss of $35.2 million for the year ended December 31, 2001; this was principally due to start up costs associated with the new classic sports channel, which has not yet been launched. In the fourth quarter of 2001, the Company decided to consolidate the 2001 results of the Classic Sport joint venture. As a result of the consolidation, the Company recorded the entirety of Classic Sport's loss for the year in its fourth quarter results. The fourth quarter portion of the full year loss for Classic Sport amounted to approximately $7.0 million.

     On April 2, 2002, the Company announced that it completed the sale of its Australian broadcast business to Macquarie Bank for A$850.0 million (US$434.9 million) in an all cash transaction. The net proceeds from the sale after the repayment of the outstanding bank credit facility and transaction related costs were approximately A$574.0 million (US$293.7 million). In 2001, revenue from the Company's broadcast business in Australia was $61.8 million and revenue from the Company's 1G subsidiary in France was $11.2 million. The combined operating loss of these entities in 2001 including depreciation and amortization was $26.9 million.

  YEARS ENDED DECEMBER 31, 2000 AND 1999

     As a result of the completion of the acquisitions of Diamond Cable Communications Limited ("Diamond") in March 1999, the Australian National Transmission Network ("NTL Australia") in April 1999, Cablelink Limited ("Cablelink") in July 1999, the "1G Networks" of France Telecom in August and December 1999, NTL Business Limited (formerly Workplace Technologies plc) ("NTL Business") in September 1999, the cable assets of Cablecom in March 2000 and the consumer cable telephone, Internet and television operations of ConsumerCo in May 2000, the Company consolidated the results of operations of these businesses from the dates of acquisition.

     Consolidated revenues increased by 79.3% to $2,840.8 million in 2000, as compared to $1,584.1 million in 1999. Revenue growth was achieved through acquisitions and by increasing our consumer customer base and by serving new customers and signing new contracts in our Broadcast and Business telecoms divisions.

     In 2000 and 1999, the United Kingdom accounted for 85.7% and 95.2%, respectively, of total consolidated revenues. Switzerland accounted for 9.8% of total consolidated revenues in 2000, while other geographic regions accounted for 4.5% and 4.8% of total consolidated revenues in 2000 and 1999, respectively.

     Consumer telecommunications and television revenues were 64.1% and 52.7% of total consolidated revenues in 2000 and 1999, respectively. Business telecommunications revenues were 24.7% and 28.6% of total consolidated revenues in 2000 and 1999, respectively. Broadcast transmission and other revenues were 11.2% and 18.7% of total consolidated revenues in 2000 and 1999, respectively.

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

     Consolidated net loss increased to $2,963.7 million in 2000, from $735.7 million in 1999 as a result of the factors discussed above.

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board (referred to as the FASB) issued Statement of Financial Accounting Standards (referred to as
SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for the Company on January 1, 2002. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company, except that it will require the Company to treat NTL Australia as a discontinued operation beginning in the first quarter of 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 142 on January 1, 2002. In light of the significant impairment charge that the Company recorded in 2001, the Company does not expect that the adoption of this new standard will have a significant effect on the results of operations, financial condition or cash flows of the Company. Amortization expense in 2001 related to goodwill and other indefinite lived intangible assets was $1,430.2 million. Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2001 is as follows: $128.8 million in 2002, $127.6 million in 2003, $79.7 million in 2004, $42.3 million in 2005 and
$34.5 million in 2006.

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

     At December 31, 2001, the Company had cross currency swaps to hedge exposure to movements in the Euro to British pound exchange rate and a British pound forward foreign exchange agreement to reduce its exposure to movement in the British pound/U.S. dollar exchange rate.

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

     The Company has also entered into interest rate swaps to hedge exposure to the floating rate indebtedness incurred under the NTLCL L200.0 million Term Facility. The notional amount of the interest rate swaps was L100.0 million at December 31, 2001.

     The following table provides information about the Company's long-term fixed and floating interest rate debt and derivative financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates.

                       NTL INCORPORATED AND SUBSIDIARIES

                      YEAR ENDING   YEAR ENDING    YEAR ENDING      YEAR ENDING      YEAR ENDING
                       12/31/02      12/31/03        12/31/04         12/31/05         12/31/06      THEREAFTER      TOTAL
                      -----------   -----------   --------------   --------------   --------------   -----------   ----------
LONG-TERM DEBT
 INCLUDING CURRENT
 PORTION
U.S. Dollar
 Fixed Rate..........      --            --              $ 285.1          $ 808.8         $1,050.0      $7,262.6     $9,406.5
 Average Interest
   Rate..............                                      13.25%           12.09%           11.50%         9.00%
UK Pound
 Fixed Rate..........      --            --                   --               --               --        L890.0       L890.0
 Average Interest
   Rate..............                                                                                      10.09%
 Average Forward
   Exchange Rate.....                                                                                     1.4372

                       FAIR VALUE
                        12/31/01
                       ----------
LONG-TERM DEBT
 INCLUDING CURRENT
 PORTION
U.S. Dollar
 Fixed Rate..........    $2,671.7
 Average Interest
   Rate..............
UK Pound
 Fixed Rate..........      L311.2
 Average Interest
   Rate..............
 Average Forward
   Exchange Rate.....

                      YEAR ENDING   YEAR ENDING    YEAR ENDING      YEAR ENDING      YEAR ENDING
                       12/31/02      12/31/03        12/31/04         12/31/05         12/31/06      THEREAFTER      TOTAL
                      -----------   -----------   --------------   --------------   --------------   -----------   ----------
Euro
 Fixed Rate..........      --            --                   --               --           E250.0        E860.0     E1,110.0
 Average Interest
   Rate..............                                                                         9.25%        11.14%
 Average Forward
   Exchange Rate.....                                                                        .8948         .9090
UK Pound
 Variable Rate.......      --            --                L90.0         L2,494.8           L100.0            --     L2,684.8
 Average Interest
   Rate..............                                      LIBOR%           LIBOR%           LIBOR%
                                                        plus 2.0         plus 2.0         plus 5.5
 Average Forward
   Exchange Rate.....                                     1.4131           1.4150           1.4185
UK Pound Variable
 Rate................                                                                        L20.0        L180.0       L200.0
 Average Interest
   Rate..............                                                                        LIBOR%        LIBOR%
                                                                                          plus 3.5      plus 3.5
 Average Forward
   Exchange Rate.....                                                                       1.4185        1.4301
CHF
 Variable Rate.......      --            --             CHF143.0         CHF250.3         CHF536.3    CHF2,645.4   CHF3,575.0
 Average Interest
   Rate..............                                Swiss LIBOR%     Swiss LIBOR%     Swiss LIBOR%  Swiss LIBOR%
                                                        plus 2.5         plus 2.5         plus 2.5      plus 2.5
 Average Forward
   Exchange Rate.....                                      .6101            .6174            .6249         .6567
Australian Dollar
 Variable Rate.......      --            --              A$ 15.0         A$  25.0        A$  160.0            --    A$  200.0
 Average Interest
   Rate..............                                A$ Bank Bid%     A$ Bank Bid%     A$ Bank Bid%
                                                  Rate plus 1.85   Rate plus 1.85   Rate plus 1.85
 Average Forward
   Exchange Rate.....                                      .5234            .5235            .5236

                       FAIR VALUE
                        12/31/01
                       ----------
Euro
 Fixed Rate..........      E353.5
 Average Interest
   Rate..............
 Average Forward
   Exchange Rate.....
UK Pound
 Variable Rate.......    L2,684.5
 Average Interest
   Rate..............
 Average Forward
   Exchange Rate.....
UK Pound Variable
 Rate................      L200.0
 Average Interest
   Rate..............
 Average Forward
   Exchange Rate.....
CHF
 Variable Rate.......  CHF3,575.0
 Average Interest
   Rate..............
 Average Forward
   Exchange Rate.....
Australian Dollar
 Variable Rate.......   A$  200.0
 Average Interest
   Rate..............
 Average Forward
   Exchange Rate.....

                             YEAR ENDING   YEAR ENDING   YEAR ENDING   YEAR ENDING   YEAR ENDING
                              12/31/02      12/31/03      12/31/04      12/31/05      12/31/06     THEREAFTER     TOTAL
                             -----------   -----------   -----------   -----------   -----------   ----------   ----------
INTEREST RATE DERIVATIVE
 FINANCIAL INSTRUMENTS
 RELATED TO LONG-TERM DEBT
Interest Rate Swaps
 Notional CHF Amount........ CHF1,200.0    CHF1,200.0    CHF1,200.0         --            --            --      CHF1,200.0
 Average Floor Strike
   Rate.....................       3.27%         3.27%         3.27%
 Average Cap Strike Rate....       5.15%         5.15%         5.15%
Interest Rate Swaps
 Notional UK Pound Amount...     L100.0        L100.0                                                               L100.0
 Fixed Strike Price.........       4.33%         4.33%
Receipt of UK Pounds
 Notional Euro Amount.......      E76.3            --            --         --            --            --           E76.3
 Average Contract Rate......      .6457

                              FAIR VALUE
                               12/31/01
                              ----------
INTEREST RATE DERIVATIVE
 FINANCIAL INSTRUMENTS
 RELATED TO LONG-TERM DEBT
Interest Rate Swaps
 Notional CHF Amount........   CHF(25.2)
 Average Floor Strike
   Rate.....................
 Average Cap Strike Rate....
Interest Rate Swaps
 Notional UK Pound Amount...       L0.2
 Fixed Strike Price.........
Receipt of UK Pounds
 Notional Euro Amount.......      E(4.0)
 Average Contract Rate......

RELATED FORWARD CONTRACTS TO SELL FOREIGN CURRENCIES FOR US $

  U.K. POUND

                                                              YEAR ENDING   FAIR VALUE
                                                               12/31/02*     12/31/01
                                                              -----------   ----------
Notional amount.............................................  Up to $47.5     $(0.3)
Average contract rate.......................................         1.45

---------------

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

WE CANNOT BE CERTAIN THAT OUR BANK LENDERS WILL CONSENT TO THE PROPOSED RECAPITALIZATION PLAN OR GRANT US ANY NEW WAIVERS WE MAY NEED.

     Before we could commence negotiations with the unofficial committee of our noteholders we needed to obtain waivers from the lenders under our credit facilities. These lenders granted waivers which, until April 30, 2002 in the case of the UK credit facilities, or May 14, 2002 in the case of the Cablecom facility, provide that NTL's commencement of negotiations with bondholders with a view to rescheduling of its debt will not constitute an event of default under our credit facilities.

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

     As of December 31, 2001, the liabilities of Cablecom and some of its subsidiaries exceeded their respective assets. As a consequence, those entities were deemed to be overindebted under Swiss law. This constitutes an event of default under the Cablecom credit facility which entitles the lenders to accelerate repayment. We are currently in discussions with the lenders under the Cablecom facility regarding proposals to resolve the overindebtedness issues as well as requesting that they waive various other covenant breaches under the credit facility. If we are unable to resolve the issue by April 30, 2002, Cablecom and those subsidiaries would be required to commence an insolvency proceeding in Switzerland. Those proceedings would likely either be a court supervised moratorium in which an independent administrator, or commissioner, would be appointed to supervise the running of each company during a restructuring or, if there is no viable restructuring plan, a bankruptcy. This could also result in a cross-acceleration of NTL Incorporated's and NTL Delaware's 5.75% convertible subordinated notes due 2009 and 5.75% convertible subordinated notes due 2011.

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

     We need to restructure our outstanding debt during 2002. A restructuring of our debt can be expected to give to rise to cancellation of indebtedness ("COD"), which if it occurs in the course of a proceeding pursuant to Chapter 11 of the U.S. Bankruptcy Code, would be non-taxable. If the COD is non-taxable, we will be required to reduce our net operating loss carryforwards and other attributes such as tax basis in assets by an amount equal to the non-recognized COD. As a result, it is likely that as a result of the successful completion of the proposed plan of recapitalization, we will have no U.S. net operating loss carryforwards.

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

WE HAVE GRANTED SUBSTANTIAL GOVERNANCE AND ECONOMIC RIGHTS IN CONNECTION WITH THE FRANCE TELECOM INVESTMENT AND HAVE ENTERED INTO TRANSACTIONS WITH FRANCE TELECOM THAT MAY IMPACT US AND A STOCKHOLDER'S INVESTMENT IN US.

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

THE COMPANIES IN WHICH WE HOLD MINORITY INVESTMENTS IN CONTINENTAL EUROPE MAY REQUIRE ADDITIONAL FINANCING TO COMPLETE THEIR NETWORK ROLLOUTS -- THEIR ABILITY TO OBTAIN SUCH FINANCING WILL DEPEND ON THEIR ABILITY TO ACCESS THE CAPITAL MARKETS AND THE VALUE OF OUR INVESTMENT COULD BE REDUCED OR DILUTED.

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

     Furthermore, the indentures governing NTL Communications Corp.'s non-convertible senior notes and the indentures governing the outstanding notes issued by Diamond and NTL Triangle impose limitations on the payment of dividends to us and consequently limit amounts available for us to pay dividends on our common stock. Further, the terms of our subsidiaries' senior credit facilities and working capital facilities restrict, and the terms of other future indebtedness of our subsidiaries may generally restrict the ability of some of our subsidiaries to distribute earnings to NTL Incorporated or make other payments to NTL Incorporated. The terms of Cablecom's credit facilities also restrict the ability of Cablecom to distribute earnings and make other payments to NTL Incorporated.

SOME PROVISIONS OF THE AGREEMENTS GOVERNING OUR INDEBTEDNESS AND THE INDEBTEDNESS OF OUR SUBSIDIARIES AND CERTAIN PROVISIONS OF NTL INCORPORATED'S CERTIFICATE OF INCORPORATION COULD DELAY OR PREVENT TRANSACTIONS INVOLVING A CHANGE OF CONTROL OF NTL.

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

NTL INCORPORATED, NTL DELAWARE, NTL COMMUNICATIONS CORP., DIAMOND AND NTL TRIANGLE ARE HOLDING COMPANIES THAT ARE DEPENDENT UPON RECEIPT OF SUFFICIENT FUNDS FROM THEIR SUBSIDIARIES OR PARENT COMPANIES TO MEET THEIR
OBLIGATIONS -- THEIR ABILITY TO ACCESS THAT CASH FLOW MAY BE LIMITED IN SOME CIRCUMSTANCES.

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

OUR COMMON STOCK HAS BEEN SUSPENDED FROM THE NEW YORK STOCK EXCHANGE DUE TO THE FAILURE TO MEET THE $1 AVERAGE CLOSING PRICE REQUIREMENT AND THE MINIMUM MARKET CAPITALIZATION REQUIREMENTS; THERE MAY NOT BE A LIQUID MARKET FOR OUR COMMON STOCK AND OUR COMMON STOCK COULD BE A "PENNY STOCK" AS THAT TERM IS DEFINED IN THE EXCHANGE ACT

     On March 28, 2002, our common stock was suspended from trading on the NYSE pending delisting due to the low trading price and low market capitalization relative to the NYSE requirements. The stock last traded on the NYSE on March 26, 2002 at a price of $0.20. Our common stock began trading on the over-the-counter bulletin board effective April 1, 2002 under the symbol "NTLD". However, there can be no assurance that a liquid market will develop for our common stock on the OTC bulletin board.

     Furthermore, as a result of our suspension from the New York Stock Exchange, our common stock could be a "penny stock" as that term is defined in the Exchange Act. Brokers effecting transactions in a "penny stock" are subject to additional customer disclosure and record keeping obligations including disclosure of the risks associated with low price stocks, stock quote information and broker compensation. In addition, brokers effecting transactions in a "penny stock" are also subject to additional sales practice requirements under Rule 15g-9 of the Exchange Act including making inquiries into the suitability of "penny stock" investments for each customer or obtaining a prior written agreement for the specific "penny stock" purchase. Because of these additional obligations, some brokers will not effect transactions in "penny stocks", which could have an adverse effect on the liquidity of the security and make buying or selling it more difficult.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company are filed under this Item commencing on page F-1 of this Report.

     The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000.

                                                             2001(1)
                                        --------------------------------------------------
                                                        THREE MONTHS ENDED
                                        --------------------------------------------------
                                        MARCH 31     JUNE 30    SEPTEMBER 30   DECEMBER 31
                                        ---------   ---------   ------------   -----------
                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues..............................  $   894.8   $   899.2    $   928.0     $    977.2
Operating (loss)......................     (658.3)     (682.8)      (635.8)      (9,967.1)
Net (loss)............................   (1,042.9)    1,029.2)    (1,031.5)     (11,137.7)
Basic and diluted net (loss) per
  common share........................      (4.04)      (4.00)       (4.05)        (40.61)

                                                             2000(2)
                                        --------------------------------------------------
                                                        THREE MONTHS ENDED
                                        --------------------------------------------------
                                        MARCH 31     JUNE 30    SEPTEMBER 30   DECEMBER 31
                                        ---------   ---------   ------------   -----------
                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues..............................  $   490.9   $   666.3    $   830.7     $    852.9
Operating (loss)......................     (191.1)     (330.4)      (525.8)        (871.6)
Net (loss)............................     (397.7)     (616.5)      (770.3)      (1,179.2)
Basic and diluted net (loss) per
  common share........................      (3.02)      (3.57)       (3.08)         (4.57)

---------------

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEMS 10, 11 AND 12

     The information required by Items 10, 11, and 12 of PART III are incorporated by reference to the Company's Annual Report on Form 10-K/A which was filed on April 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

NTL'S RELATIONSHIP WITH CORECOMM HOLDCO AND CORECOMM LIMITED

     NTL Incorporated and CoreComm Holdco have several overlapping directors and officers. Barclay Knapp, currently CoreComm Holdco's Chairman, is also the President, Chief Executive Officer and a director of NTL and a director of Bredbandsbolaget, a Swedish company in which NTL holds a 34% interest. Gregg N. Gorelick, currently CoreComm Holdco's Senior Vice President -- Controller and Treasurer, is also a Vice President and Controller at NTL. George S. Blumenthal, currently CoreComm Holdco's Chairman Emeritus, is also Chairman, Treasurer and a director of NTL. Each of Alan J. Patricof and Warren Potash serves as a director of both CoreComm Holdco and NTL.

     CoreComm Limited was the parent company of CoreComm Holdco until December 2001.

     CoreComm Holdco shares resources with NTL related specifically to corporate activity, including corporate employees and a corporate office. In conjunction with these arrangements, NTL provides CoreComm Holdco with management, financial, legal and administrative support services through the use of employees, as well as access to office space and equipment and use of supplies and related office services. Approximately 7 NTL employees provided services to CoreComm Limited and to CoreComm Holdco in 2001. The salaries of these employees are charged to CoreComm Holdco by NTL based on the allocations of their time spent providing services to CoreComm Holdco. Amounts charged to CoreComm Holdco by NTL consist of direct costs allocated to CoreComm Holdco where identifiable and a percentage of the portion of NTL's corporate overhead which cannot be specifically allocated to NTL. Effective January 1, 2001, the percentage used to allocate corporate overhead was reduced. NTL's charges to CoreComm Holdco commenced in October 1998. It is not practicable to determine the amounts of these expenses that would have been incurred had CoreComm Holdco operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the years ended December 31, 2001, 2000 and 1999, NTL charged CoreComm Holdco $446,000, $1,186,000 and $2,330,000, respectively, which reduced corporate expenses.

     As part of these arrangements, at a separate office location, CoreComm Holdco provided NTL with access to office space and equipment and the use of supplies until August 2001, at which time this office was vacated. In the fourth quarter of 1999, CoreComm Holdco began charging NTL a percentage of its office rent and supplies expense. It is not practicable to determine the amounts of these expenses that would have been incurred had CoreComm Holdco operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the years ended December 31, 2001, 2000 and 1999, CoreComm Holdco charged NTL $121,000, $267,000 and $62,000 respectively, which is included in corporate expenses.

     On April 12, 2001, the Company purchased $15.0 million of an unsecured convertible note from CoreComm and received warrants to purchase 770,000 shares of CoreComm common stock at an exercise price of $.01 per share that expire in April 2011. In addition, concurrently with the note purchase and without additional compensation, the Company entered into a network and software agreement with CoreComm. Under the agreement, CoreComm will provide U.S. network access for Internet traffic from the Company's UK customers for three years, as well as a royalty free license to use certain billing and provisioning software and know-how. Interest on the notes is at 10.75% per annum, payable semiannually beginning on October 15, 2001. The interest is payable in kind by the issuance of additional notes in such principal amount equal to the interest payment that is then due. The notes are convertible into CoreComm common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. Additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of CoreComm common stock for a specified period. The Company and CoreComm have agreed to certain modifications to the conversion feature in connection with CoreComm's recapitalization in December 2001. In the light of the relationship between the companies, as described above, the independent directors of the Company examined the transaction with CoreComm and the Board of Directors of the Company determined that the transaction was inherently fair to the Company and provided the Company with benefits that exceeded those that could be obtained from a third party.

     The Company obtains billing and software development services from CoreComm. CoreComm billed the Company $3.4 million, $5.9 million and $4.6 million in 2001, 2000 and 1999, respectively, for these services.

     In 2001, the Company and CoreComm entered into a license agreement whereby the Company was granted an exclusive, irrevocable, perpetual license to billing software developed by CoreComm for telephony rating, digital television events rating, fraud management and other tasks. The sales price was cash of $9.8 million for the development costs expended by CoreComm plus a fixed amount of $3.0 million representing the one-time perpetual license fee. The billing software was being used by the Company at the time of this agreement, and was being maintained and modified by CoreComm under an ongoing software maintenance and development outsourcing arrangement between the companies.

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

NTL'S RELATIONSHIP WITH CCII AND CCPR

     In 1999, the Company provided management, financial, legal and technical services to Cellular Communications International, Inc. ("CCII") and Cellular Communications of Puerto Rico, Inc. ("CCPR"). Certain officers and directors of the Company were officers and directors of CCII and CCPR. In 1999, the Company charged CCPR and CCII $0.7 million and $0.4 million, respectively, for direct costs where identifiable and a fixed percentage of its corporate overhead. Charges to CCPR and to CCII ceased in 1999 due to each of them being acquired and the resulting termination of services. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management of the Company, the allocation methods are reasonable and are as favourable to NTL as could be obtained with an unrelated third party.

NTL'S RELATIONSHIP WITH FRANCE TELECOM

     On November 1, 2001, we announced that we had entered into an agreement dated September 28, 2001, with Orange plc for the provision of a new mobile phone service for NTL's existing and prospective residential customers across the UK. France Telecom, one of our principal holders of common stock and a holder of our 5% cumulative preferred stock, acquired Orange plc in August 2001. Prior to France Telecom's acquisition, our broadcast division provided Orange with sight leasing services and continues to do so. In the opinion of management, the terms of the agreements Orange plc are as favourable to NTL as would have been obtained with a third party unaffiliated with France Telecom.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements -- See list of Financial Statements on page
F-1.

        (2) Financial Statement Schedules -- see list of Financial Statement Schedules on page F-1.

        (3) Exhibits -- See Exhibit Index on page 57.

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

     (c) Exhibits -- The response to this portion of Item 14 is submitted as a separate section of this report.

     (d) Financial Statement Schedules -- See list of Financial Statement Schedules on page F-1.

                                 EXHIBIT INDEX

EXHIBIT
  NO.
-------
 2.1       Agreement and Plan of Merger, dated as of February 9, 2000, by and among NTL Incorporated, NTL Communications Corp. and
           Holdings Merger Sub Inc. (Incorporated by reference to
           Exhibit 2.1 to Amendment No. 1 to the Registration Statement
           on Form S-3/A, filed by NTL (Delaware), Inc. and NTL
           Incorporated on July 14, 2000, File No. 333-36434)
 2.2       Agreement and Plan of Merger, dated as of March 26, 1999, by and among the Company, NTL Communications and NTL Merger
           Inc.(Incorporated by reference to Exhibit 2.1 to Amendment
           No. 2 to the Registration Statement on Form S-3/A, filed by
           NTL Incorporated and NTL Communications Corp. on June 3,
           1999, File No. 333-72335)
 2.3       Agreement and Plan of Amalgamation, dated as of February 4,
           1998, as amended, by and among the Company, NTL (Bermuda)
           Limited, and Comcast UK Cable Partners Limited (Incorporated
           by reference to the Registration Statement on Form S-4,
           filed by NTL Incorporated on September 30, 1998, File No.
           333-64727)
 2.4       Amendment No. 1 to Agreement and Plan of Amalgamation, dated as of May 28, 1998, by and among the Company, NTL (Bermuda)
           Limited and Comcast UK Cable Partners Limited (Incorporated
           by reference to Annex B to the Registration Statement on
           Form S-4, filed by NTL Incorporated on September 30, 1998,
           File No. 333-64727)
 2.5       Share Exchange Agreement, dated as of June 16, 1998, as
           amended, by and among the Company and the shareholders of
           Diamond Cable Communications plc (Incorporated by reference to Annex A to the Proxy Statement, filed by NTL Incorporated on January 29, 1999, File No. 000-22616)
 2.6       Amendment No. 1 to Share Exchange Agreement, dated as of
           December 21, 1998, by and among the Company and the
           shareholders of Diamond Cable Communications plc
           (Incorporated by reference to Exhibit 99.1 to Form 8-K,
           filed by NTL Incorporated on December 23, 1998, File No.
           000-22616)
 2.7       Transaction Agreement, dated as of July 26, 1999, by and
           among, Bell Atlantic Corporation, Cable and Wireless PLC,
           Cable, Wireless Communications PLC and NTL Incorporated
           (Incorporated by reference to Annex J to the Proxy
           Statement, filed by NTL Incorporated on February 11, 2000,
           File No. 000-25691)
 2.8       Investment Agreement, dated as of July 26, 1999, by and
           between, NTL Incorporated and France Telecom S.A.
           (Incorporated by reference to Annex A the Proxy Statement, filed by NTL Incorporated on February 11, 2000, File No.
           000-25691)
 2.8(a)    Amendment No. 1 to the Investment Agreement, dated as of
           August 6, 1999 by and among NTL Incorporated and France
           Telecom S.A.(Incorporated by reference Annex B to the Proxy
           Statement, filed by NTL Incorporated on February 11, 2000,
           File No. 000-25691)
 2.8(b)    Amendment No. 2 to the Investment Agreement, dated as of
           October 8, 1999 by and among NTL Incorporated and France
           Telecom S.A.(Incorporated by reference to Annex C to the
           Proxy Statement, filed by NTL Incorporated on February 11,
           2000, File No. 000-25691)
 2.9       Purchase Agreement, dated as of February 17, 2000, by and
           between France Telecom, S.A. and NTL Incorporated
           (Incorporated by reference to Exhibit 99.3 to the Form 8-K, filed by NTL Incorporated on February 22, 2000, File No.
           000-25691)
 2.10      Transaction Agreement dated as of December 12, 1999 by and among Cablecom Holding AG and NTL Incorporated and certain other parties thereto (Incorporated by reference to Exhibit
           2.9 to the 1999 Annual Report on Form 10-K, filed by NTL
           Incorporated on March 17, 2000, File No. 000-25691)
 3.1       Restated Certificate of Incorporation of NTL Incorporated
           (Incorporated by reference to Exhibit 3.1 to the 2000 Form
           10-K, filed by NTL Incorporated on March 30, 2001, File No.
           000-30673)
 3.1(a)    Certificate of Designation, filed on May 17, 2001, in
           respect of NTL Incorporated's 6.5% Fixed Coupon Redeemable
           Preferred Stock, Series A (Incorporated by reference to
           Exhibit 3.1 to the Quarterly Report on Form 10-Q, NTL
           Incorporated on August 14, 2001, File No. 001-16183)

EXHIBIT
  NO.
-------
 3.1(b)    Certificate of Designation, filed on May 17, 2001, in
           respect of NTL Incorporated's Variable Coupon Redeemable
           Preferred Stock, Series A (Incorporated by reference to
           Exhibit 3.1 the Quarterly Report Form 10-Q, NTL Incorporated
           on August 14, 2001, File No. 001-16183)
 3.1(c)    Certificate of Designation, filed on September 12, 2001, in respect of NTL Incorporated's Cumulative Convertible
           Preferred Stock, Series A (Incorporated by reference to
           Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed by
           NTL Incorporated on November 14, 2001, File No. 001-16183)
 3.1(d)    Certificate of Correction, filed on September 28, 2001, in respect of NTL Incorporated's Cumulative Convertible
           Preferred Stock, Series A (Incorporated by reference to
           Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed by
           NTL Incorporated on November 14, 2001, File No. 001-16183)
 3.1(e)    Certificate of Elimination, filed November 20, 2001, in
           respect of NTL Incorporated's 9.9% Mandatorily Redeemable
           Preferred Stock, Series B*
 3.1(f)    Certificate of Elimination, filed on November 20, 2001, in respect of NTL Incorporated's 5% Cumulative Preferred Stock,
           Series A*
 3.1(g)    Certificate of Designation, filed on January 2, 2001, in
           respect of NTL Incorporated's 5% Cumulative Participating
           Convertible Preferred Stock, Series H*
 3.1(h)    Certificate of Designation, filed on January 2, 2001, in
           respect of NTL Incorporated's 5% Cumulative Participating
           Convertible Preferred Stock, Series B-3*
 3.1(i)    Certificate of Designation, filed on April 2, 2001, in
           respect of NTL Incorporated's 5% Cumulative Participating
           Convertible Preferred Stock, Series I*
 3.1(j)    Certificate of Designation, filed on April 2, 2001, in
           respect of NTL Incorporated's 5% Cumulative Participating
           Convertible Preferred Stock, Series B-4*
 3.1(k)    Certificate of Correction, filed on June 18, 2001, in
           respect of NTL Incorporated's Variable Coupon Redeemable
           Preferred Stock, Series A*
 3.1(l)    Certificate of Designation, filed on July 2, 2001, in
           respect of NTL Incorporated's 5% Cumulative Participating
           Convertible Preferred Stock, Series J*
 3.1(m)    Certificate of Designation, filed on July 2, 2001, in
           respect of NTL Incorporated's 5% Cumulative Participating
           Convertible Preferred Stock, Series B-5*
 3.1(n)    Certificate of Designation, filed on October 1, 2001, in
           respect of NTL Incorporated's 5% Cumulative Participating
           Convertible Preferred Stock, Series K*
 3.1(o)    Certificate of Designation, filed on October 1, 2001, in
           respect of NTL Incorporated's 5% Cumulative Participating
           Convertible Preferred Stock, Series B-6*
 3.2       By-Laws of NTL Incorporated (Incorporated by reference to
           Exhibit 3.4 to Amendment No. 1 to the Registration Statement
           on Form S-3/A, filed by NTL Communications Corp. on June 3,
           1999, File No. 333-72335)
 4.1       Specimen of Common Stock Certificate (Incorporated by
           reference to Exhibit 4.2 to Amendment No. 2 to the
           Registration Statement on Form S-1/A, filed by International
           Cabletel Inc. on September 9, 1993, File No. 33-63692)
 4.2       Form of Indenture, dated as of September 28, 1994, by and
           between Diamond Cable Communications plc, and The Bank of
           New York as Trustee, with respect to the 13 1/4% Senior
           Discount Notes due September 30, 2004 (Incorporated by
           reference to Exhibit 4.1 to the Registration Statement on
           Form S-1, filed by Diamond Cable Communications plc on
           September 6, 1994, File No. 33-83740)
 4.3       First Supplemental Indenture, dated as of May 31, 1996, by and between Diamond Cable Communications plc and The Bank of
           New York as Trustee (Incorporated by reference to Exhibit
           4.3 to Post-Effective Amendment No. 4 to the Registration
           Statement on Form S-1, filed by Diamond Cable Communications plc on September 12, 1996, File No. 33-83740)

EXHIBIT
  NO.
-------
 4.4       Indenture, dated as of April 20, 1995, by and between NTL
           Communications Corp. and Chemical Bank as Trustee, with
           respect to the 12 3/4% Senior Notes (Incorporated by
           reference to Exhibit 4.1 to the Registration Statement on
           Form S-4, filed by International CableTel Incorporated on
           May 26, 1995, File No. 33-92794)
 4.5       First Supplemental Indenture, dated as of January 22, 1996, by and between NTL Communications Corp. and Chemical Bank, as Trustee, with respect to the 12 3/4% Senior Notes
           (Incorporated by reference to Exhibit 4.5 to the
           Registration Statement on Form S-4, filed by International
           CabelTel Incorporated on February 5, 1996, File No.
           333-1010)
 4.6       Indenture, dated as of November 11, 1995, by and between
           Comcast UK Cable Partners Limited and Bank of Montreal Trust
           Company as Trustee with respect to the 11.20% Senior
           Discount Debentures due 2007 (Incorporated by reference to
           Exhibit 4.1 to Amendment No. 2 to the Registration Statement
           on Form S-1/A filed by Comcast UK Cable Partners Limited on
           November 5, 1995, File No. 33-96932)
 4.7       First Supplemental Indenture, dated October 29, 1998, by and between NTL (Bermuda) Limited (now NTL Triangle) LLC) and
           Bank of Montreal Trust Company as Trustee, with respect to the 11.20% Senior Discount Debentures due 2007 (Incorporated
           by reference to Exhibit 4.1 to Form 8-K, filed by NTL
           (Triangle) LLC on November 4, 1998, File No. 000-24792)
 4.8       Indenture, dated as of December 15, 1995, by and between
           Diamond Cable Communications plc, and The Bank of New York
           as Trustee, with respect to the 11 3/4% Senior Discount
           Notes due December 15, 2005 (Incorporated by reference to
           Exhibit 4.1 to Amendment No. 2 to the Registration Statement
           on Form S-1/A, filed by Diamond Cable Communications plc on
           December 6, 1995, File No. 33-98374)
 4.9       Indenture, dated as of January 30, 1996, by and between NTL
           Communications and Chemical Bank as Trustee, with respect to the 11 1/2% Senior Notes due 2006 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4,
           filed by International CabelTel Incorporated on February 5,
           1996, File No. 333-1010)
 4.10      Indenture, date as of February 12, 1997, by and between NTL
           Communications Corp. and The Chase Manhattan Bank, as
           Trustee, with respect to the 10% Senior Notes (Incorporated by reference to Exhibit 4.9 to the 1996 Annual Report on
           Form 10-K, filed by NTL Incorporated on March 28, 1997, File
           No. 000-22616)
 4.11      Indenture, dated as of February 27, 1997, by and between
           Diamond Cable Communications plc and The Bank of New York as
           Trustee, with respect to the 10 3/4% Senior Discount Notes due February 15, 2007 (Incorporated by reference to Exhibit
           4.1 to the Registration Statement on Form S-4, filed by
           Diamond Cable Communications plc on April 15, 1997, File No.
           333-25193)
 4.12      Indenture, dated as of February 6, 1998, by and among
           Diamond Holdings plc, Diamond Cable Communications plc, and
           The Bank of New York as Trustee, with respect to the 10%
           Senior Notes due February 1, 2008 and 9 1/8% Senior Notes
           due February 1, 2008 (Incorporated by reference to Exhibit
           4.1 to the Registration Statement on Form S-4, filed by
           Diamond Cable Communications plc on March 20, 1998, File No.
           333-48413)
 4.13      Indenture, dated as of March 13, 1998, by and between NTL
           Communications Corp. and The Chase Manhattan Bank, as
           Trustee, with respect to the 9 1/2% Senior Notes
           (Incorporated by reference to Exhibit 4.10 to the 1997
           Annual Report on Form 10-K filed by NTL Communications (File
           No. 0-22616) on March 30, 1998)
 4.14      Indenture, date as of March 13, 1998, by and between NTL
           Communications Corp. and The Chase Manhattan Bank, as
           Trustee, with respect to the 9 3/4% Senior Deferred Coupon
           Notes (Incorporated by reference to Exhibit 4.11 to the 1997
           Annual Report on Form 10-K, filed by NTL Incorporated on
           March 30, 1998, File No. 000-22616)

EXHIBIT
  NO.
-------
 4.15      Indenture, date as of March 13, 1998, by and between NTL
           Communications Corp. and The Chase Manhattan Bank, as
           Trustee, with respect to the 10 3/4% Senior Deferred Coupon
           Notes (Incorporated by reference to Exhibit 4.12 to the 1997
           Annual Report on Form 10-K, filed by NTL Incorporated on
           March 30, 1998, File No. 000-22616)
 4.16      Indenture, date as of November 2, 1998, by and between NTL
           Communications Corp. and The Chase Manhattan Bank, as
           Trustee, with respect to the 11 1/2% Senior Notes due 2008
           (Incorporated by reference to Exhibit 4.13 to the 1998
           Annual Report on Form 10-K, filed by NTL Incorporated on
           March 30, 1999, File No. 000-22616)
 4.17      Indenture, date as of November 6, 1998, by and between NTL
           Communications Corp. and The Chase Manhattan Bank, as
           Trustee, with respect to the 12 3/8% Senior Deferred Coupon
           Notes due 2008 (Incorporated by reference to Exhibit 4.15 to the 1998 Annual Report on Form 10-K, filed by NTL
           Incorporated on March 30, 1999, File No. 000-22616)
 4.18      Indenture, date as of December 16, 1998, by and between NTL
           Communications Corp. and The Chase Manhattan Bank, as
           Trustee, with respect to the 7% Convertible Subordinated
           Notes due 2008 (Incorporated by reference to Exhibit 4.17 to the 1998 Annual Report on Form 10-K, filed by NTL
           Incorporated on March 30, 1999, File No. 000-22616)
 4.19      First Supplemental Indenture, date as of March 31, 1999, by and among NTL Incorporated, NTL Communications Corp. and The
           Chase Manhattan Bank, as Trustee, with respect to the 7%
           Convertible Subordinated Notes due 2008 (Incorporated by
           reference to Exhibit 4.4 to Amendment No. 2 to the
           Registration Statement on Form S-3/A, filed by NTL
           Incorporated and NTL Communications Corp. on June 3, 1999,
           File No. 333-72335)
 4.20      Second Supplemental Indenture, dated as of March 16, 2000, by and among NTL Incorporated, NTL Communications Corp.
           (formerly NTL Incorporated) and The Chase Manhattan Bank as
           Trustee, with respect to the 7% Convertible Subordinated
           Notes due 2008 (Incorporated by reference to Exhibit 4.3 to
           Amendment No. 1 to the Registration Statement on Form S-3/A,
           filed by NTL Incorporated, NTL (Delaware), Inc. and NTL
           Communications Corp. on August 30, 2000, File No. 333-42792)
 4.21      Third Supplemental Indenture, dated as of May 17, 2000, by and among NTL Incorporated, NTL Communications Corp.
           (formerly NTL Incorporated) and The Chase Manhattan Bank as
           Trustee, with respect to the 7% Convertible Subordinated
           Notes due 2008 (Incorporated by reference to Exhibit 4.4 to
           Amendment No. 1 to the Registration Statement on Form S-3/A,
           filed by NTL Incorporated, NTL (Delaware), Inc. and NTL
           Communications Corp. on August 30, 2000, File No. 333-42792)
 4.22      Indenture, dated as of April 14, 1999, by and between NTL
           Communications Corp. and The Chase Manhattan Bank as
           Trustee, with respect to the 9 3/4% Senior Deferred Coupon
           Notes due 2009 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed by NTL
           Communications Corp. on May 13, 1999, File No. 333-78405)
 4.23      Indenture, dated as of November 24, 1999, by and between NTL
           Communications Corp. and The Chase Manhattan Bank as
           Trustee, with respect to the 9 1/4% Senior Notes due 2006
           (Incorporated by reference to Exhibit 4.1 to the
           Registration Statement on Form S-4, filed by NTL
           Communications Corp. on January 24, 2000, File No.
           333-95267)
 4.24      Indenture, dated as of November 24, 1999, by and between NTL
           Communication Corp. and The Chase Manhattan Bank as Trustee,
           with respect to the 9 7/8% Senior Notes Due 2009
           (Incorporated by reference to Exhibit 4.2 to the
           Registration Statement on Form S-4, filed by NTL
           Communication Corp. on January 24, 2000, File No. 333-95267)
 4.25      Indenture, dated as of November 24, 1999, by and between NTL
           Communications Corp. and The Chase Manhattan Bank as
           Trustee, with respect to the 11 1/2% Senior Deferred Coupon
           Notes due 2009 (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed by NTL
           Communications Corp. on January 24, 2000, File No.
           333-95267)

EXHIBIT
  NO.
-------
 4.26      Indenture, dated as of December 22, 1999, by and between NTL
           Incorporated and The Chase Manhattan Bank as Trustee, with respect to the 5 3/4% Convertible Subordinated Notes Due
           2009 (Incorporated by reference to Exhibit 4.28 to the 1999
           Annual Report on Form 10-K, filed by NTL Incorporated on
           March 17, 2000, File No. 000-25691)
 4.27      First Supplemental Indenture, dated as of May 17, 2000, by and between NTL Incorporated and The Chase Manhattan Bank as
           Trustee, with respect to the 5 3/4% Convertible Subordinated
           Notes due 2009 (Incorporated by reference to Exhibit 4.2 to
           Amendment No. 1 to the Registration Statement on Form S-3/A,
           filed by NTL (Delaware), Inc. and NTL Incorporated on July
           14, 2000, File No. 333-36434)
 4.28      Indenture, dated as of October 2, 2000, by and between NTL
           Communications Corp. and The Chase Manhattan Bank as
           Trustee, with respect to the 11 7/8% Senior Notes due 2010
           (Incorporated by reference to Exhibit 4.1 to the
           Registration Statement on Form S-4, filed by NTL
           Communications Corp. on October 26, 2000, File No.
           333-48648)
 4.29      Indenture, dated as of January 24, 2001, by and between NTL
           Communications Corp. and The Chase Manhattan Bank as
           Trustee, with respect to the 12 3/8% Senior Notes due 2008
           (Incorporated by reference to Exhibit 4.1 to the
           Registration Statement on Form S-4, filed by NTL
           Communications Corp. on February 9, 2001, File No.
           333-55288)
 4.30      Indenture, dated as of May 15, 2001, by and between NTL
           Communications Corp., NTL Incorporated and The Chase
           Manhattan Bank, as Trustee, with respect to the 6 3/4%
           Convertible Senior Notes due 2008 (Incorporated by reference to Exhibit 4.7 to Amendment No. 1 to the Registration
           Statement on Form S-4/A, filed by NTL Communications Corp.
           on June 8, 2001, File No. 333-55288)
 4.31      Indenture, dated as of June 22, 2001 by and between NTL
           Incorporated, NTL (Delaware), Inc. and The Chase Manhattan
           Bank, as Trustee, with respect to the 5 3/4% convertible
           subordinated notes due 2011**
 4.32      First Supplemental Indenture, dated as of July 27, 2001 by and among NTL Incorporated, NTL (Delaware), Inc. and The
           Chase Manhattan Bank, as Trustee, with respect to the 5 3/4%
           convertible subordinated notes due 2011**
 4.33      Registration Rights Agreement, dated as of February 2, 2000, by and between NTL Incorporated and Bell Atlantic
           Corporation (Incorporated by reference to Annex H to the
           Proxy Statement, filed by NTL Incorporated on February 11,
           2000, File No. 000-25691)
 4.33(a)   Amendment No. 1 to the Registration Rights Agreement, dated as of November 30, 2000 by and between NTL Incorporated and
           Verizon Communications Inc. (formerly known as Bell Atlantic
           Corporation) (Incorporated by reference to Exhibit 4.30A to the Registration Statement on Form S-3, filed by NTL
           Incorporated and NTL Communications Corp. on July 24, 2001,
           File No. 333-65742)
 4.33(b)   Amendment No. 2 to the Registration Rights Agreement, dated as of March 31, 2001 by and between NTL Incorporated and
           Verizon Communications Inc. (formerly known as Bell Atlantic
           Corporation) (Incorporated by reference to Exhibit 4.30B to the Registration Statement on Form S-3, filed by NTL
           Incorporated and NTL Communications Corp. on July 24, 2001,
           File No. 333-65742)
 4.33(c)   Amendment No. 3 to the Registration Rights Agreement, dated as of June 30, 2001 by and between NTL Incorporated and
           Verizon Communications Inc. (formerly known as Bell Atlantic
           Corporation) (Incorporated by reference to Exhibit 4.30C to the Registration Statement on Form S-3, filed by NTL
           Incorporated and NTL Communications Corp. on July 24, 2001,
           File No. 333-65742)
 4.34      Registration Rights Agreement, dated as of February 2, 2000, by and between NTL Incorporated and Cable & Wireless plc
           (Incorporated by reference to Annex G to the Proxy
           Statement, filed by NTL Incorporated on February 11, 2000,
           File No. 000-25691)

EXHIBIT
  NO.
-------
 4.35      Registration Rights Agreement, dated as of May 30, 2000, by and between NTL Incorporated and France Telecom, with
           respect to the 5% Cumulative Participating Convertible
           Preferred Stock Series A (Incorporated by reference to
           Exhibit 4.33 to the 2000 Annual Report on Form 10-K, filed by NTL Incorporated on March 30, 2001, File No. 001-16183)
 4.36      Registration Rights Agreement dated as of May 15, 2001 by
           and among NTL Communications Corp., NTL Incorporated, Morgan
           Stanley & Co. Incorporated, J.P. Morgan Securities Inc.,
           Credit Suisse First Boston Corporation and Salomon Smith
           Barney Inc. with respect to the 6 3/4% Convertible Senior
           Notes due 2008 (Incorporated by reference to Exhibit 4.8 to
           Amendment No. 1 to the Registration Statement on Form S-4/A,
           filed by NTL Communications Corp. on June 8, 2001, File No.
           333-55288)
 4.37      Registration Rights Agreement dated as of June 22, 2001 by and among NTL Incorporated, NTL (Delaware), Inc. and SFG VI
           Inc. with respect to shares of common stock issuable upon
           conversion of the 5 3/4% Convertible Notes due 2011
           (Incorporated by reference to Exhibit 4.40 to the
           Registration Statement on Form S-3, filed by NTL
           Incorporated on July 24, 2001, File No. 333-65744)
 4.38      Form of Preferred Stock (Incorporated by reference to
           Exhibit 4.13 to the 1996 Annual Report on Form 10-K, filed by NTL Incorporated on March 28, 1997, File No. 000-22616)
 4.39      Rights Agreement, dated as of September, 1993, by and
           between NTL Incorporated and Continental Stock Transfer &
           Trust Company (Incorporated by reference to Exhibit 4.2 to
           Amendment No. 1 to the Registration Statement of Form S-1,
           filed by International CableTel, Inc. on August 11, 1993,
           File No. 33-63570)
 4.39(a)   Amendment No. 1 to the Rights Agreement, dated as of March
           31, 1999, by and between NTL Incorporated and Continental
           Stock Transfer & Trust Company, as Rights Agent
           (Incorporated by reference to Exhibit 4.4 to the
           Registration Statement on Form S-8, filed by NTL
           Incorporated on April 20, 1999, File No. 333-76601)
 4.39(b)   Amendment No. 2 to the Rights Agreement, dated as of October
           23, 1999, by and between NTL Incorporated and Continental
           Stock Transfer & Trust Company, as Rights Agent
           (Incorporated by reference to Exhibit 4.48B to the 1999
           Annual Report on Form 10-K, Incorporated, filed by NTL
           Incorporated on March 17, 2000, File No. 000-25691)
 4.39(c)   Amendment No. 3 to the Rights Agreement, dated as of March
           28, 2000, by and between NTL Incorporated and Continental
           Stock Transfer & Trust Company, as Rights Agent
           (Incorporated by reference to Exhibit 4.34.C to the 2000
           Annual Report on Form 10-K, filed by NTL Incorporated on
           March 30, 2001, File No. 001-16183)
 4.39(d)   Amendment No. 4 to the Rights Agreement, dated as of May 17,
           2000, by and between NTL Incorporated and Continental Stock
           Transfer & Trust Company, as Rights Agent (Incorporated by
           reference to Exhibit 4.34.D to the 2000 Annual Report on
           Form 10-K filed by NTL Incorporated on March 30, 2001, File
           No. 001-16183)
 4.39(e)   Amendment No. 5 to the Rights Agreement, dated as of May 25,
           2000, by and between Incorporated and Continental Stock
           Transfer & Trust Company, as Rights Agent (Incorporated by
           reference to Exhibit 4.34.E to the 2000 Annual Report on
           Form 10-K, filed by NTL Incorporated on March 30, 2001, File
           No. 001-16183)
 4.39(f)   Amendment to Amendment No. 3 to the Rights Agreement, dated as of September 12, 2001, by and between NTL Incorporated
           and Continental Stock Transfer & Trust Company, as Rights
           Agent (Incorporated by reference Exhibit 4.1 to the
           Quarterly Report on Form 10-Q, filed by NTL Incorporated on
           November 14, 2001, File No. 000-30673)
 4.40      Exchange Agreement, dated as of September 12, 2001, by and among the Company and France Telecom S.A. and the other
           parties thereto (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q, filed by NTL Incorporated on November 14, 2001, File No. 001-16183)

EXHIBIT
  NO.
-------
 4.41      Deposit Agreement, dated as of June 22, 2001, by and among
           NTL Incorporation, NTL (Delaware), Inc. and United States
           Trust Company of New York, as depositary (Incorporated by
           reference to Exhibit 4.29 to Amendment 1 to the Registration
           Statement on Form S-3/A, filed by NTL Incorporated on August
           16, 2001, File No. 333-65744)
10.1       Compensation Plan and Agreements, as amended and restated
           effective June 3, 1997 (Incorporated by reference to Exhibit
           10.1 to the 1997 Annual Report on Form 10-K, filed by NTL
           Communications on March 30, 1998, File No. 0-22616)
10.2       Rules of the NTL Sharesave Plan, adopted by NTL Incorporated on October 28, 1997 (Incorporated by reference to Exhibit
           10.2 to the 1998 Annual Report on Form 10-K, filed by NTL
           Communications, on March 30, 1999, File No. 0-22616)
10.3       Form of Director and Officer Indemnity Agreement (together with a schedule of executed Indemnity Agreements)
           (Incorporated by reference to Exhibit 10.3 to the 1999
           Annual Report on Form 10-K, filed by NTL Incorporated on
           March 17, 2000, File No. 000-25691)
10.4       1998 Non-Qualified Stock Option Plan, as Amended and
           Restated October 1998 (Incorporated by reference to Exhibit
           10.4 to the 1998 Annual Report on Form 10-K, filed by NTL
           Communications on March 30, 1999, File No. 0-22616)
10.5       Credit Agreement relating to the acquisition of Cable &
           Wireless Communications (Holdings) PLC, dated as of May 30,
           2000, by and among NTL Communications Limited, NTL Business
           Limited, NTL Communications Corp., Chase Manhattan PLC and
           Morgan Stanley Dean Witter Limited, Chase Manhattan
           International Limited (Incorporated by reference to Exhibit
           10.8 to the 2000 Annual Report on Form 10-K, filed by NTL
           Incorporated on March 30, 2001, File No. 001-16183)
10.6       Restatement Amendment Agreement dated as of September 26,
           2001 by and among NTL Communications Limited, NTL Investment
           Holdings Limited, NTL Communications Corp., J.P. Morgan plc
           and Morgan Stanley Dean Witter Bank Limited, Chase Manhattan
           International Limited and others, agreeing to amend the
           Credit Agreement, dated as of May 30, 2000, between NTL
           Communications Corp., NTL (UK) Group, Inc., NTL
           Communications Limited, Morgan Stanley Dean Witter Bank
           Limited and Chase Manhattan PLC*
10.6(a)    Amended and Restated Credit Agreement dated as of September
           26, 2001, restating the Credit Agreement dated as of 30 May
           2000, as amended or waived pursuant to a letter dated as of
           6 June 2000, amendment agreements dated as of 8 June 2000,
           30 June 2000 and 4 September 2000, a novation agreement
           dated as of 21 February 2001 and letters of consent dated as of 22 December 2000 and 29 January 2001 by and among NTL
           Communications Limited, NTL Investment Holdings Limited, NTL
           Communications Corp., J.P. Morgan plc and Morgan Stanley
           Dean Witter Bank Limited, Chase Manhattan International
           Limited and others*
10.7       Credit Agreement dated 28 March 2000, by and among NTL
           Incorporated, NTL Cablecom Holding GmbH, Cablecom
           (Ostschweiz) AG and Chase Manhattan plc and Morgan Stanley
           Senior Funding, Inc., as Arrangers and Joint Book Managers,
           Chase Manhattan International Limited as Agent and Others
           Term, comprising a Loan Facility and a Revolving Credit
           Facility (Incorporated by reference to Exhibit 10.4 to the
           Registration Statement on Form S-3, filed by NTL
           Incorporated and NTL Communications Corp. on July 24, 2001,
           File No. 333-65742)
10.8       Investment Agreement, dated July 26, 1999, as amended, by
           and between the Company and France telecom S.A (Incorporated by reference to Annex A to the proxy statement filed by NTL
           Incorporated on February 11, 2000, File No. 000-25691)
10.8(a)    Amendment, dated as of September 12, 2001, to the Investment
           Agreement, dated July 26, 1999, as amended, by and between the Company and France Telecom S.A. (Incorporated by
           reference to Exhibit 10.1 to the Quarterly Report on Form
           10-Q, filed by NTL Incorporated on November 14, 2001, File
           No. 001-16183)
10.9       Framework Agreement For The Provision Of IT Outsourcing
           Services, dated as of May 23, 2001, by and between NTL Group
           Limited and IBM United Kingdom Limited*

EXHIBIT
  NO.
-------
10.10      Amendment, dated as of April 5, 2001 to the Framework
           Agreement For The Provision of IT Outsourcing Services,
           dated as of May 23, 2001, by and between NTL Group Limited and IBM United Kingdom Limited*
10.11      Consent Letter, dated as of March 8, 2002, in respect of the
           Senior Credit Facility by and among NTL Communications
           Limited, NTL Investment Holdings Limited, NTL Communications
           Corp. and J.P. Morgan Europe Limited, on behalf of the
           lenders thereto*
10.12      Consent Letter, dated as of March 8, 2002, in respect of the
           Working Capital Facility by and among NTL Communications
           Corp., NTL Communications Limited, NTL (UK) Group Inc. and
           J.P. Morgan Europe Limited, on behalf of the lenders
           thereto*
10.13      Consent Letter, dated as of March 8, 2002, in respect of the
           Cablecom Credit Facility by and among NTL (Delaware), Inc.,
           NTL Cablecom GmbH and subsidiaries and J.P. Morgan Europe
           Limited, on behalf of the lenders thereto*
10.14      Consent Letter, dated as of March 28, 2002, in respect of
           the Senior Credit Facility by and among NTL Communications
           Limited, NTL Investment Holdings, NTL Communications
           Corporation and J.P. Morgan Europe Limited, on behalf of the lenders thereto*
10.15      Consent Letter, dated March 28, 2002, in respect of the
           Working Capital Facility by and among NTL Communications
           Corp., NTL Communications Limited, NTL (UK) Group Inc.*
10.16      Consent Letter, dated March 28, 2002, in respect of the
           Cablecom Credit Facility by and among NTL (Delaware), Inc.,
           Cablecom GmbH and subsidiaries and J.P. Morgan Europe
           Limited, on behalf of the lenders thereto*
10.17      Share Sale Agreement, dated February 22, 2002, in respect of the sale of shares NTL Belgium Sprl Limited, by and among
           National Transcommunications Spain S.L., NTL Australia SPV,
           Inc., Macquarie Communications Infrastructure Holdings Pty
           Limited and NTL Incorporated*
11         Statement Regarding Per Share Earnings of NTL Incorporated*
21         Subsidiaries of the Registrant*
23         Consent of Ernst & Young LLP***
99.1       Certification of Chief Executive Officer and Chief Financial
           Officer pursuant to 18 U.S.C. Section 1350***

---------------

  * Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 16, 2002.

 ** We agree to furnish a copy of such agreement to the Commission upon request.

*** Filed herewith.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NTL INCORPORATED

                                          By:    /s/ GREGG N. GORELICK
                                          --------------------------------------
                                                    Gregg N. Gorelick
                                                Vice President-Controller

Dated: September 19, 2002

                                 CERTIFICATIONS

I, Barclay Knapp, certify that:

1. I have reviewed this annual report on Form 10-K/A of NTL Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 19, 2002

                                                   /s/ BARCLAY KNAPP
                                          --------------------------------------
                                                      Barclay Knapp
                                                 Chief Executive Officer
                                              (Principal Executive Officer)

I, John Gregg, certify that:

1. I have reviewed this annual report on Form 10-K/A of NTL Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 19, 2002

                                                   /s/ JOHN F. GREGG
                                          --------------------------------------
                                                      John F. Gregg
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

                      FORM 10-K/A -- ITEM 14(a)(1) AND (2)

                       NTL INCORPORATED AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

     The following consolidated financial statements of NTL Incorporated and Subsidiaries are included in Item 8:

Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets --
  December 31, 2001 and 2000................................  F-3
Consolidated Statements of Operations --
  Years ended December 31, 2001, 2000 and 1999..............  F-4
Consolidated Statement of Shareholders' Equity (Deficiency)
  Years ended December 31, 2001, 2000 and 1999..............  F-5
Consolidated Statements of Cash Flows --
  Years ended December 31, 2001, 2000 and 1999..............  F-6
Notes to Consolidated Financial Statements..................  F-8

     The following consolidated financial statement schedules of NTL Incorporated and Subsidiaries are included in Item 14(d):

Schedule I -- Condensed Financial Information of
  Registrant................................................  F-46
Schedule II -- Valuation and Qualifying Accounts............  F-51

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
NTL Incorporated

     We have audited the consolidated balance sheets of NTL Incorporated and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' (deficiency) equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     The accompanying financial statements have been prepared assuming that NTL Incorporated will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and negative operating cash flows, has a working capital deficiency and a deficiency in shareholders' equity. The Company's substantial leverage, its current debt and equity trading levels and its non-compliance with certain debt covenants in 2002 have eliminated access to the Company's historic sources of capital. The Company has initiated a recapitalization process, the success of which is dependent upon adequate liquidity to complete the process as well as agreement of the Company's creditors and preferred stockholders. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                 /s/ ERNST & YOUNG LLP

New York, New York
April 16, 2002

                       NTL INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                  (IN MILLIONS)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $   504.6   $   579.4
  Marketable securities.....................................         --        60.0
  Accounts receivable -- trade, less allowance for doubtful
     accounts of $133.8 (2001) and $141.4 (2000)............      683.3       729.1
  Other.....................................................      365.2       422.9
                                                              ---------   ---------
Total current assets........................................    1,553.1     1,791.4
Fixed assets, net...........................................   12,573.3    12,693.0
Intangible assets, net......................................    1,985.6    13,061.0
Investments in and loans to affiliates, net.................      272.4       333.1
Other assets, net of accumulated amortization of $150.3
  (2001) and $92.3 (2000)...................................      449.8       505.2
                                                              ---------   ---------
Total assets................................................  $16,834.2   $28,383.7
                                                              =========   =========
                 LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY
Current liabilities:
  Accounts payable..........................................  $   430.0   $   506.3
  Accrued expenses and other................................    1,013.1     1,280.6
  Accrued construction costs................................      144.8       196.9
  Interest payable..........................................      303.9       151.3
  Deferred revenue..........................................      505.8       492.8
  Current portion of long-term debt.........................   17,666.1        12.6
                                                              ---------   ---------
Total current liabilities...................................   20,063.7     2,640.5
Long-term debt..............................................      102.3    15,044.1
Other.......................................................      176.0        43.1
Commitments and contingent liabilities
Deferred income taxes.......................................      260.9       205.4
Redeemable preferred stock -- $.01 par value, plus accreted
  dividends; liquidation preference $2,834.5; less
  unamortized discount of $53.4 (2001) and $2.5 (2000);
  issued and outstanding 2.1 (2001) and 2.0 (2000) shares...    2,773.7     2,083.2
Shareholders' (deficiency) equity:
  Series preferred stock -- $.01 par value; authorized 10.0
     shares; liquidation preference $3,000.0; issued and
     outstanding 3.0 (2001) and 2.9 (2000) shares...........         --          --
  Common stock -- $.01 par value; authorized 800.0 shares;
     issued and outstanding 276.6 (2001) and 272.1 (2000)
     shares.................................................        2.8         2.7
  Additional paid-in capital................................   13,720.0    13,764.7
  Accumulated other comprehensive (loss)....................   (1,072.8)     (448.9)
  (Deficit).................................................  (19,192.4)   (4,951.1)
                                                              ---------   ---------
                                                               (6,542.4)    8,367.4
                                                              ---------   ---------
Total liabilities and shareholders' (deficiency) equity.....  $16,834.2   $28,383.7
                                                              =========   =========

                            See accompanying notes.

                       NTL INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 2001          2000        1999
                                                              -----------   ----------   ---------
                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
REVENUES
Consumer telecommunications and television..................  $  2,514.6    $ 1,819.8    $  834.3
Business telecommunications.................................       840.6        702.2       452.5
Broadcast transmission and other............................       344.0        318.8       297.3
                                                              ----------    ---------    --------
                                                                 3,699.2      2,840.8     1,584.1
COSTS AND EXPENSES
Operating expenses (exclusive of depreciation shown
  separately below).........................................     1,809.3      1,387.6       798.6
Selling, general and administrative expenses................     1,181.6      1,109.1       574.6
Asset impairments...........................................     9,072.7           --          --
Franchise fees..............................................          --           --        16.5
Non-cash compensation.......................................        30.6           --          --
Other charges...............................................       311.7         92.7        16.2
Corporate expenses..........................................        66.8         47.5        29.4
Depreciation................................................     1,549.7        996.6       490.3
Amortization................................................     1,620.8      1,126.2       301.0
                                                              ----------    ---------    --------
                                                                15,643.2      4,759.7     2,226.6
                                                              ----------    ---------    --------
Operating (loss)............................................   (11,944.0)    (1,918.9)     (642.5)
OTHER INCOME (EXPENSE)
Interest income and other, net..............................        51.1         72.5        67.8
Interest expense............................................    (1,440.9)    (1,036.8)     (680.7)
Share of (losses) from equity investments...................      (683.2)       (70.9)      (18.4)
Other (losses) gains........................................      (147.4)          --       493.1
Foreign currency transaction (losses) gains.................       (13.7)      (120.6)       12.7
                                                              ----------    ---------    --------
(Loss) before income taxes and extraordinary item...........   (14,178.1)    (3,074.7)     (768.0)
Income tax (expense) benefit................................       (63.2)       111.0        35.3
                                                              ----------    ---------    --------
(Loss) before extraordinary item............................   (14,241.3)    (2,963.7)     (732.7)
Loss from early extinguishment of debt......................          --           --        (3.0)
                                                              ----------    ---------    --------
Net (loss)..................................................   (14,241.3)    (2,963.7)     (735.7)
Preferred stock dividends...................................      (325.7)      (194.0)      (73.7)
                                                              ----------    ---------    --------
Net (loss) available to common shareholders.................  $(14,567.0)   $(3,157.7)   $ (809.4)
                                                              ==========    =========    ========
Basic and diluted net (loss) per common share:
  (Loss) before extraordinary item..........................  $   (52.78)   $  (14.54)   $  (6.75)
  Extraordinary item........................................          --           --       (0.03)
                                                              ----------    ---------    --------
  Net (loss) per common share...............................  $   (52.78)   $  (14.54)   $  (6.78)
                                                              ==========    =========    ========
  Weighted average shares...................................       276.0        217.1       119.4
                                                              ==========    =========    ========

                            See accompanying notes.

                       NTL INCORPORATED AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                                               SERIES         COMMON
                                             PREFERRED         STOCK
                                             STOCK $.01      $.01 PAR
                                             PAR VALUE         VALUE       ADDITIONAL
                                            ------------   -------------    PAID-IN     COMPREHENSIVE
                                            SHARES   PAR   SHARES   PAR     CAPITAL         LOSS
                                            ------   ---   ------   ----   ----------   -------------
                                                                  (IN MILLIONS)
Balance, December 31, 1998................    0.2    $--    60.2    $0.6   $ 1,501.6
Exercise of stock options.................                   1.8      --        41.3
Exercise of warrants......................                   0.1      --         0.8
Common stock issued for cash..............                   2.7      --       250.0
Preferred stock issued for cash...........    1.2    --                      1,233.8
Warrants issued for cash..................                                      16.2
Accreted dividends on preferred stock.....                                     (44.1)
Accretion of discount on preferred
  stock...................................                                      (0.3)
Redemption of series preferred stock......   (0.1)   --                       (125.3)
Conversion of 7% Convertible Notes........                   7.3     0.1       269.2
Common stock issued for an acquisition....                  12.7     0.1       971.3
Stock options issued in connection with an
  acquisition.............................                                       6.6
Issuance of warrants......................                                       4.5
Stock splits..............................                  47.6     0.5        (0.5)
Comprehensive loss:
Net loss for the year ended December 31,
  1999....................................                                               $   (735.7)
Currency translation adjustment...........                                                   (106.8)
                                                                                         ----------
    Total.................................                                               $   (842.5)
                                             ----    --    -----    ----   ---------     ----------
Balance, December 31, 1999................    1.3    --    132.4     1.3     4,125.1
Exercise of stock options.................                   2.3      --        36.3
Rescission of stock option exercises......                  (0.2)               (1.1)
Exercise of warrants......................                   1.3      --         9.0
Common stock issued for cash..............                  42.2     0.4     2,327.2
Preferred stock issued for cash...........    2.0                            1,862.0
Common stock issued for an acquisition....                  84.9     0.9     5,487.4
Conversion of series preferred stock......   (0.5)   --      9.2     0.1         7.5
Preferred stock issued for dividends......                                       9.4
Accreted dividends on preferred stock.....    0.1    --                        (97.8)
Accretion of discount on preferred
  stock...................................                                      (0.3)
Comprehensive loss:
Net loss for the year ended December 31,
  2000....................................                                               $ (2,963.7)
Currency translation adjustment...........                                                   (432.6)
Unrealized net losses on investments......                                                    (14.2)
                                                                                         ----------
    Total.................................                                               $ (3,410.5)
                                             ----    --    -----    ----   ---------     ----------
Balance, December 31, 2000................    2.9    --    272.1     2.7    13,764.7
Exercise of stock options.................                   1.1                13.0
Non-cash compensation.....................                                      30.6
Accreted dividends on preferred stock.....    0.1                             (195.5)
Accretion of discount on preferred
  stock...................................                                     (25.3)
Conversion of 7% Convertible Notes........                   3.3     0.1       128.2
Common stock issued for an acquisition....                   0.1                 4.3
Comprehensive loss:
Net loss for the year ended December 31,
  2001....................................                                               $(14,241.3)
Currency translation adjustment...........                                                   (607.8)
Unrealized net losses on investments......                                                     (1.1)
Unrealized net losses on derivatives......                                                    (15.0)
                                                                                         ----------
    Total.................................                                                (14,865.2)
                                             ----    --    -----    ----   ---------     ----------
Balance, December 31, 2001................    3.0    $--   276.6    $2.8   $13,720.0
                                             ====    ==    =====    ====   =========     ==========

                                                       ACCUMULATED OTHER
                                                      COMPREHENSIVE LOSS
                                            ---------------------------------------
                                                          UNREALIZED    UNREALIZED
                                              FOREIGN         NET           NET
                                             CURRENCY      LOSSES ON     LOSSES ON
                                            TRANSLATION   INVESTMENTS   DERIVATIVES   (DEFICIT)
                                            -----------   -----------   -----------   ----------
                                                               (IN MILLIONS)
Balance, December 31, 1998................   $   104.7                                $ (1,251.7)
Exercise of stock options.................
Exercise of warrants......................
Common stock issued for cash..............
Preferred stock issued for cash...........
Warrants issued for cash..................
Accreted dividends on preferred stock.....
Accretion of discount on preferred
  stock...................................
Redemption of series preferred stock......
Conversion of 7% Convertible Notes........
Common stock issued for an acquisition....
Stock options issued in connection with an
  acquisition.............................
Issuance of warrants......................
Stock splits..............................
Comprehensive loss:
Net loss for the year ended December 31,
  1999....................................                                                (735.7)
Currency translation adjustment...........      (106.8)
    Total.................................
                                             ---------      ------        ------      ----------
Balance, December 31, 1999................        (2.1)                                 (1,987.4)
Exercise of stock options.................
Rescission of stock option exercises......
Exercise of warrants......................
Common stock issued for cash..............
Preferred stock issued for cash...........
Common stock issued for an acquisition....
Conversion of series preferred stock......
Preferred stock issued for dividends......
Accreted dividends on preferred stock.....
Accretion of discount on preferred
  stock...................................
Comprehensive loss:
Net loss for the year ended December 31,
  2000....................................                                              (2,963.7)
Currency translation adjustment...........      (432.6)
Unrealized net losses on investments......                  $(14.2)
    Total.................................
                                             ---------      ------        ------      ----------
Balance, December 31, 2000................      (434.7)      (14.2)                     (4,951.1)
Exercise of stock options.................
Non-cash compensation.....................
Accreted dividends on preferred stock.....
Accretion of discount on preferred
  stock...................................
Conversion of 7% Convertible Notes........
Common stock issued for an acquisition....
Comprehensive loss:
Net loss for the year ended December 31,
  2001....................................                                             (14,241.3)
Currency translation adjustment...........      (607.8)
Unrealized net losses on investments......                    (1.1)
Unrealized net losses on derivatives......                                $(15.0)
    Total.................................
                                             ---------      ------        ------      ----------
Balance, December 31, 2001................   $(1,042.5)     $(15.3)       $(15.0)     $(19,192.4)
                                             =========      ======        ======      ==========

                            See accompanying notes.

                       NTL INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                               2001         2000        1999
                                                            ----------   ----------   ---------
                                                                       (IN MILLIONS)
OPERATING ACTIVITIES
Net loss..................................................  $(14,241.3)  $ (2,963.7)  $  (735.7)
Adjustment to reconcile net loss to net cash (used in)
  provided by operating activities:
  Depreciation and amortization...........................     3,170.5      2,122.8       791.3
  Non-cash compensation...................................        30.6           --          --
  Non-cash restructuring charge...........................        57.9           --          --
  Asset impairments.......................................     9,072.7           --          --
  Equity in net losses of unconsolidated subsidiaries.....       683.2         70.9        18.4
  Loss from early extinguishment of debt..................          --           --         3.0
  (Gain) loss on sale of assets...........................       147.4           --      (493.1)
  Provision for losses on receivables.....................        97.9         98.9        46.2
  Deferred income taxes...................................        61.1       (112.1)      (37.3)
  Amortization of original issue discount.................       284.9        473.4       451.4
  Other...................................................        46.9        (69.5)      (29.0)
  Changes in operating assets and liabilities, net of
     effect from business acquisitions and dispositions:
     Accounts receivable..................................       (45.9)      (366.6)     (139.4)
     Other current assets.................................        56.4        (69.5)      (38.9)
     Other assets.........................................        59.6         43.2        (4.9)
     Accounts payable.....................................       (34.5)       (83.7)       43.8
     Accrued expenses and other...........................       (73.2)       379.3       126.2
     Deferred revenue.....................................        28.0        186.4        71.9
                                                            ----------   ----------   ---------
Net cash (used in) provided by operating activities.......      (597.8)      (290.2)       73.9
INVESTING ACTIVITIES
Acquisitions, net of cash acquired........................       (26.2)   (10,940.0)   (1,128.3)
Payment of deferred purchase price........................          --         (2.9)         --
Purchase of fixed assets..................................    (1,946.1)    (2,257.0)   (1,211.3)
Investment in and loans to affiliates.....................      (137.8)      (393.4)      (20.8)
Increase in other assets..................................       (80.6)      (129.1)      (58.8)
Proceeds from sales of assets.............................        45.5           --       692.5
Due from CoreComm Limited.................................       (15.0)          --          --
Purchase of marketable securities.........................        (9.9)      (158.4)     (747.4)
Proceeds from sales of marketable securities..............        70.3        452.6       676.6
                                                            ----------   ----------   ---------
Net cash (used in) investing activities...................    (2,099.8)   (13,428.2)   (1,797.5)

                       NTL INCORPORATED AND SUBSIDIARIES

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                               2001         2000        1999
                                                            ----------   ----------   ---------
                                                                       (IN MILLIONS)
FINANCING ACTIVITIES
Proceeds from borrowings, net of financing costs..........     3,110.7      6,870.1     3,019.4
Proceeds from issuance of preferred stock and warrants....          --      1,862.0     1,250.0
Proceeds from issuance of common stock....................          --      2,327.6       250.0
Proceeds from issuance of redeemable preferred stock......          --      1,850.0          --
Redemption of preferred stock.............................          --           --      (125.3)
Principal payments........................................      (489.8)    (1,303.0)     (758.2)
Cash released from (placed in) escrow for debt
  repayment...............................................          --         77.5       (87.0)
Proceeds from exercise of stock options and warrants......        13.0         44.2        42.1
                                                            ----------   ----------   ---------
Net cash provided by financing activities.................     2,633.9     11,728.4     3,591.0
Effect of exchange rate changes on cash...................       (11.1)       (27.8)       (6.5)
                                                            ----------   ----------   ---------
(Decrease) increase in cash and cash equivalents..........       (74.8)    (2,017.8)    1,860.9
Cash and cash equivalents at beginning of year............       579.4      2,597.2       736.3
                                                            ----------   ----------   ---------
Cash and cash equivalents at end of year..................  $    504.6   $    579.4   $ 2,597.2
                                                            ==========   ==========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest exclusive of
  amounts capitalized.....................................  $    947.9   $    495.0   $   180.3
Income taxes paid.........................................        13.5          6.7         2.4
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Accretion of dividends and discount on preferred stock....  $    220.8   $     98.1   $    44.4
Conversion of Convertible Notes, net of unamortized
  deferred financing costs................................       128.3           --       269.3
Common stock and stock options issued for acquisitions....         4.3      5,488.3       978.0
Redeemable preferred stock issued for investment in
  affiliates..............................................       518.0           --          --
Conversion of series preferred stock......................          --          7.6          --

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

  BUSINESS

     The Company, through its subsidiaries, owns and operates broadband communications networks for telephone, cable television and Internet services in the UK, Ireland, and Switzerland, and transmission networks for television and radio broadcasting in the UK. The Company's wholly-owned subsidiary that operates in France was merged into an equity investee in November 2001. The Company's television and radio broadcasting business in Australia was sold in April 2002. Based on revenues and identifiable assets, the Company's predominant lines of business are consumer services, business services and broadcast transmission and related services in the UK. Consumer services include telephony, cable television, Internet access and interactive services. Business services include telephony, national and international wholesale carrier telecommunications, and radio communications services for the emergency services community. Broadcast transmission and related services include digital and analog television and radio broadcasting, rental of antenna space on the Company's owned and leased towers and sites and associated services, and satellite and media services.

  RECAPITALIZATION PROCESS AND ABILITY TO CONTINUE OPERATIONS

     The Company historically incurred operating losses and negative operating cash flow. In addition, the Company required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. The Company historically met these liquidity requirements through cash flow from operations, amounts available under its credit facilities, vendor financing and issuances of high-yield debt securities and convertible debt securities in the capital markets and convertible preferred stock and common stock to strategic investors. Both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. The Company's public equity is no longer trading on the New York Stock Exchange, and its debt securities are trading at or near all time lows. These factors, together with the Company's substantial leverage, means the Company does not currently have access to its historic sources of capital.

     In addition, the Company's UK credit facilities are fully drawn and the Company's Swiss subsidiaries are currently unable to draw the remaining undrawn amounts under the Cablecom credit facility. NTL Communications Corp., a wholly-owned indirect subsidiary of the Company, did not pay cash interest on certain series of its notes that was due on April 1, 2002 and April 15, 2002. NTL Incorporated and NTL (Delaware), Inc. also did not pay cash interest and related fees on a series of their notes that was due on April 15, 2002. As of December 31, 2001, the Company had approximately $505 million in cash and cash equivalents on hand and, on April 4, 2002, received approximately $303 million net cash proceeds from the

                       NTL INCORPORATED AND SUBSIDIARIES
sale of its Australian business. The Company will require cash for working capital and capital expenditures in 2002. If the Company and its subsidiaries make scheduled and overdue interest payments on their notes, then the Company will not have sufficient cash resources to meet its liquidity needs through the third quarter of 2002.

     As of December 31, 2001, $17,666.1 million of the Company's $17,768.4 million of long-term debt had been classified as current due to the uncertainties about compliance with the terms and conditions of the Company's debt that would give the holders of the debt the right to accelerate payment.

     These liquidity concerns raise substantial doubt about the Company's ability to continue as a going concern. As a consequence, the Company needs to restructure its outstanding debt and/or raise new funds through the issuance of equity or additional debt.

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

     On April 16, 2002 the Company announced that the Company and an unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of the Company. The Members of the committee hold in the aggregate over 50% of the face value of NTL and its subsidiaries' public bonds. The recapitalization would result in a conversion of approximately $10.6 billion in debt into equity.

     During the recapitalization process, NTL's operations will continue uninterrupted, customer service will be unaffected, suppliers will be paid in the ordinary course and NTL's management will remain in place.

     To implement the proposed recapitalization, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited and Diamond Holdings Limited would file a pre-negotiated recapitalization plan in a Chapter 11 case under the U.S. Bankruptcy Code. NTL's operating subsidiaries would not be included in the Chapter 11 filing. The agreement in principle is subject to various conditions, including mutually acceptable terms with the Company's bank lenders. The recapitalization transaction contemplates that the bank debt will remain in place as part of the recapitalization.

     To facilitate the recapitalization, certain members of the unofficial committee would commit to provide up to $500 million of new debt financing to the Company's UK and Ireland operations during the Chapter 11 process and for the post-recapitalized Company. The new financing will ensure that the Company's business operations have access to sufficient liquidity to continue ordinary operations.

     Under the agreement in principle, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding all of its UK and Ireland assets, and one tentatively called NTL Euroco and holding certain of its continental European and other assets. NTL's current management would remain in place in both companies.

     Holders of notes of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp. and Diamond Cable Communications Ltd would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland and approximately 86.5% of the initial common stock of NTL Euroco. NTL (Delaware), Inc. bondholders would have the option to reinvest all or a portion of NTL (Delaware), Inc. cash in additional shares of NTL common stock, or to receive such cash in the recapitalization. Notes of the Company's subsidiaries Diamond Holdings Ltd and NTL (Triangle) LLC would remain outstanding and will be kept current in interest payments. Current preferred and common stockholders, including France Telecom, would participate in a package of rights (to be priced at a $10.5 billion enterprise value) and warrants entitling them to purchase primary common stock of NTL UK and Ireland at the consummation of the proposed plan,

                       NTL INCORPORATED AND SUBSIDIARIES
in the case of the rights, and for the duration of the eight-year warrants at prescribed prices. If fully exercised, those rights and warrants would entitle the current preferred stockholders to acquire approximately 23.6% and the current common stockholders to acquire approximately 8.9% of the entity's primary common stock.

     Current preferred stockholders other than France Telecom, would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that, subject to the consummation of the recapitalization, France Telecom would also receive our 27% interest in Noos, pursuant to a pledge of such interests to France Telecom given at the time of its acquisition. During the recapitalization process, the Company has attempted to maintain normal and regular trade terms with its suppliers and customers. There can be no assurance that the Company's suppliers will continue to provide normal trade credit or credit on acceptable terms, if at all, or that customers will continue to do business or enter into new business with the Company. See also "Risk Factors" for a summary of risks related to the Company's business in general and the recapitalization process in particular.

     The Company's ability to meet its near term funding requirements upon consummation of the reorganization plan is dependent upon a number of factors, including the revenue generated by its operating subsidiaries, its existing cash balances, and its ability to draw upon an exit facility or any alternative financing. There can be no assurance that these sources of financing will be or will remain available. The Company will require substantial funds for general corporate and other expenses and may require additional funds for working capital fluctuations. Failure to achieve profitability could in the future diminish the Company's ability to sustain operations, obtain additional required funds, and make required payments on any indebtedness it has incurred or may incur. The Company can provide no assurance that it will be successful in raising additional financing if required, or if successful, that the terms of such financing will be favorable to the Company.

     The Company currently expects that it will require approximately $730 million to fund its working capital and capital expenditures, net of cash from operations in the twelve month period ending December 31, 2002 to fund the expenditures mentioned above.

     The Company believes that cash, cash equivalents and marketable securities on hand at March 31, 2002, the cash received from the sale of NTL Australia and the cash expected to be available from the DIP Facility and the exit facility, if the recapitalization is completed, will be sufficient for its and its subsidiaries cash requirements for the twelve months ending December 31, 2002.

     Over the long term, the Company will continue to require cash to fund operations, service its remaining debt and implement its strategy. In order to fund these requirements, the Company anticipates that it will use cash flow from operations and may also need to issue additional debt or equity securities or may need to secure additional bank financing. Given the Company's current financial condition, there can be no assurance that these sources of funds will be available to us.

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

     But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities. If an event of default were to occur, it would entitle the lenders under the credit facilities to declare the principal amount of the outstanding debt immediately due and payable. If this right was exercised, it would result in an event of default under all of the Company's outstanding notes, except for those issued by Diamond Cable Communications, Diamond Holdings and NTL

                       NTL INCORPORATED AND SUBSIDIARIES

Triangle, entitling the trustee or 25% of the holders of a series to accelerate the repayment of that series of notes. The Company does not have sufficient cash resources to repay our outstanding indebtedness if it is declared immediately due and payable.

     In connection with the granting of the initial waivers, the Company agreed:

     - to provide the lenders with a 13 week rolling cash flow projection (updated every two weeks);

     - to keep the lenders informed of, and to provide documents in connection with, negotiations with bondholders or strategic investors or concerning proposed asset dispositions;

     - not to repurchase NTL notes; and

     - not to make an exchange offer for NTL notes or enter into an agreement with NTL bondholders, subject to some exceptions, without the consent of the lenders.

     Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extend the duration of the initial waivers to April 30, 2002 in the case of the UK credit facilities or May 14 in the case of the Cablecom facility, unless the missed interest payments on April 1, 2002 are remedied or a sufficient number of bondholders agree to forbear in respect of such non-payment, in which case, the UK credit facilities waivers will be extended to May 14, 2002. As a condition to the waivers continuing effectiveness, the UK lenders required NTL Delaware to loan 90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. This loan is structurally senior to the outstanding public notes issued by NTL Communications Corp. but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, the Company affirmed the provisions of the initial waivers and in addition, the Company agreed, among other things, to:

     - provide the bank lenders a timeline setting forth the steps proposed to be taken in connection with the recapitalization and the dates by which such steps are to be taken;

     - use reasonable endeavors to consider with the lenders under the Cablecom credit facility possible means of credit enhancement;

     - provide the lenders under the Cablecom credit facility, by April 12, 2002, with an updated structure chart of NTL as well as a contingency business plan for Cablecom in the event that sufficient additional funding for Cablecom is not obtained; and

     - pay legal, accounting and other advisory fees of the agent or coordinators of the Cablecom credit facility.

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

     Cablecom GmbH is the principal trading company of our Swiss group. There are a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. These technical defaults consisted of the following, as of December 31, 2001:

          1. The requirement that members of the Cablecom group generating at least 95% of the group's EBITDA should guarantee the repayment of the loan outstanding under the credit agreement had not been satisfied.

                       NTL INCORPORATED AND SUBSIDIARIES

          2. Three companies within the Cablecom group had merged in contravention of restrictions in the credit agreement.

          3. Loans had been made by members of the Cablecom group to other group members and to a 10% affiliate in contravention of restrictions in the credit agreement. A related obligation to deliver quarterly certificates specifying the maximum levels of intra-group loans had not been complied with.

          4. The requirement to ensure that the total interest cost in respect of at least 40% of the loan was capped at interest rates agreed with the facility agent had not been complied with.

          5. A mortgage securing a loan of CHF 600,000 from United Bank of Switzerland was refinanced and the benefit of the existing mortgage was assigned to the refinancing lender. That assignment meant the mortgage was no longer permitted under the credit agreement.

          6. Four per cent of the shares in FGA Hagendorf SA were acquired by Cablecom, making the company a wholly owned member of the Cablecom group. That acquisition was not permitted under the credit agreement.

          7. One of the security documents in favour of the banks required specified details of receivables to be provided to the facility agent and all such receivables to be paid into bank accounts assigned by way of security to the banks. It also required a bank account to be set up for the purpose of receiving certain cash payments which may have to be applied in prepayment of the facility. That bank account also had to be assigned by way of security to the banks. These obligations had not been complied with.

          8. The following obligations imposed by the share pledges executed by various Cablecom group members in favour of the banks had not been satisfied:

             (i) the delivery of share certificates and other documents evidencing title in respect of certain of the pledged shares;

             (ii) the remedy of defects in certain of the pledged shares; and

             (iii) the transfer of certain nominee shares in Cablecom group companies to the Cablecom company which beneficially owns such shares and the delivery to the facility agent of copies of shareholders registers in the group companies updated to show the transfers.

          9. One hundred and eighty shares in a company called Telebarn AG had been assigned by way of security by Cablecom to the banks notwithstanding the terms of a trust agreement under which Cablecom held those shares. That constituted a misrepresentation under the finance documents.

     In addition, as of December 31, 2001, Cablecom's and various of its subsidiaries' liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be "overindebted".

     In order to try and resolve the problems caused by the overindebtedness of its subsidiaries Cablecom GmbH had guaranteed the liabilities of some of those subsidiaries and had agreed that intra-group debt owed to it by some of those subsidiaries should be subordinated to the debt owed by such subsidiaries to all of their other creditors. This also constituted an event of default under the Cablecom credit facility which entitles the lenders to accelerate repayment. Such an acceleration would result in an event of default under NTL Incorporated's and NTL Delaware's 5.75% convertible subordinated notes due 2011 5.75% convertible subordinated notes due 2009 entitling the trustee or the holders of 25% of each series of notes to accelerate repayment. Under Swiss law, unless the overindebtedness is rectified those entities would be required to commence an insolvency proceeding in Switzerland. A plan has been formulated to rectify this overindebtedness. Implementation of this plan prior to April 30, 2002 will mean those entities will not be required to commence an insolvency proceeding. Those proceedings would likely either be a court supervised moratorium in which an independent administrator, or commissioner, would be appointed to supervise the running of each

                       NTL INCORPORATED AND SUBSIDIARIES
company during a restructuring or, if there is no viable restructuring plan, a bankruptcy. The commencement of those insolvency proceedings would also constitute an immediate event of default and acceleration of the maturity of the convertible subordinated notes referred to above.

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

  INTEREST PAYMENTS ON PUBLIC NOTES

     The Company and its subsidiaries have substantial interest payment obligations under their existing indebtedness. NTL Communications Corp. did not make scheduled interest payments due April 1, 2002, in the aggregate amount of $74.2 million, in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008 and 11 7/8% notes due 2010. In addition, NTL Communications did not make interest payments falling due on April 15, 2002, totaling $20.2 million, in respect of the 12 3/4% Senior Deferred Coupon Notes due 2005 and NTL Incorporated and NTL Delaware did not make interest payments falling due on April 15, 2002 in respect of their 5 3/4% Convertible Subordinated Notes due 2011. Those payments were not made after consideration by the Company of requests by the unofficial bondholder committee not to make those payments. Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. On May 15, 2002, interest totaling $94.0 million is due on outstanding notes of NTL Triangle and NTL Communications.

     If the applicable issuer does not pay interest on these notes after a 30 day grace period expires (on April 30, 2002 in the case of the missed interest payments due April 1, 2002), there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after April 30, 2002, such an event of default would also result in an event of default for payment defaults in respect of other debt (commonly called cross defaults) under all of our other notes, except for those issued by NTL Triangle, Diamond Cable Communications or Diamond Holdings. As a result, upon the expiration of the grace period, on April 30, 2002, events of default for failure to pay interest would occur under the relevant indentures at NTL Communications and, contemporaneously, cross defaults would occur under the Company's other indentures at NTL Communications, NTL Delaware, NTL Incorporated and under our Senior Credit Facility and Working Capital Facility and could occur under the Cablecom Facility. This would give holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable unless we obtain waivers or forbearance agreements from sufficient percentages of our creditors. If that right to accelerate was exercised, the Company would not have sufficient cash resources to repay those debts, which could ultimately lead to voluntary or involuntary bankruptcy proceedings relating to the entities so affected. In addition, the lenders under the Company's UK credit facilities have security over the assets of the Company's UK operating subsidiaries, except for the Diamond and Triangle groups of companies. In the event that there was an event of default under those facilities, the lenders could seek to take control of those assets under applicable UK insolvency law.

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

                       NTL INCORPORATED AND SUBSIDIARIES

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

     Pursuant to the terms of the 13% preferred stock, the unpaid dividends will continue to accrue without interest until declared and paid. Pursuant to the terms of the 5% cumulative convertible preferred stock and the cumulative convertible preferred stock, the unpaid dividends will continue to accrue without interest until declared and paid, together with an additional cash dividend on the amount so unpaid at a rate of 2% per quarter for as long as the dividends remain unpaid. The failure to declare these dividends is not a default under any of the Company's existing agreements. With respect to the 13% preferred stock and 5% cumulative convertible preferred stock, if dividends remain unpaid for six quarters, the holders of each such series shall have the right to vote separately as a class on all matters voted on by NTL Incorporated shareholders and shall have the right, along with other holders of preferred stock with similar default voting rights, to elect two directors to the Company's board.

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

  CREDIT RATING DOWNGRADES

     On April 3, 2002, credit rating agency Standard & Poor's lowered the Company's long-term corporate credit rating to D from CCC-, citing the Company's failure to make a bond interest payment due on April 1, 2002.

  SALE OF NTL AUSTRALIA

     On April 2, 2002, the Company announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Bank for A$850 million (US$448 million) in an all cash transaction. The net proceeds from the sale were approximately A$574 million (US$303 million). At that time, the business' bank debt outstanding totaled A$227 million (US$119 million).

     On April 7, 2002, NTL Delaware loaned L90 million to NTL (UK) Group Limited, which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to the Company's UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL Delaware and it is currently anticipated that such proceeds will form a portion of the consideration to be offered to bondholders of NTL Delaware and NTL Incorporated in satisfaction of their claims against NTL Delaware as part of the proposed plan of reorganization.

  UNCERTAINTY RELATED TO SUPPLIERS

     The uncertainty over the Company's financial condition may adversely affect its relationships with its suppliers. If the Company's suppliers become increasingly concerned about its financial condition they may

                       NTL INCORPORATED AND SUBSIDIARIES
demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect its results of operations, financial condition and cash flows.

  BASIS OF PRESENTATION

     As indicated above, substantial doubt exists about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     Due to uncertainties about compliance with the terms and conditions of the Company's debt that would give the holders of the debt the right to accelerate repayment, primarily all of the Company's long-term debt has been classified as current.

2.  SIGNIFICANT ACCOUNTING POLICIES

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts and notes receivable, the amount to be paid to terminate certain agreements included in restructuring costs, the amount to be paid for other liabilities, the Company's pension expense and pension funding requirements and estimates related to the value of investments, long-lived assets and goodwill. Actual results could differ from those estimates.

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

                       NTL INCORPORATED AND SUBSIDIARIES

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

  FIXED ASSETS

     Fixed assets are stated at cost, which includes amounts capitalized for labor and overhead expended in connection with the design and installation of operating equipment. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment -- 5 to 40 years and other equipment -- 3 to 40 years.

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

                       NTL INCORPORATED AND SUBSIDIARIES

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

  STOCK-BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans.

                       NTL INCORPORATED AND SUBSIDIARIES

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

3.  RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for the Company on January 1, 2002. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company, except that it will require the Company to treat NTL Australia as a discontinued operation beginning in the first quarter of 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 142 on January 1, 2002. In light of the significant impairment charge that the Company recorded in 2001, the Company does not expect that the adoption of this new standard will have a significant effect on the results of operations, financial condition or cash flows of the Company. Amortization expense in 2001 related to goodwill and other indefinite lived intangible assets was $1,430.2 million. Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2001 is as follows: $128.8 million in 2002, $127.6 million in 2003, $79.7 million in 2004, $42.3 million in 2005 and
$34.5 million in 2006.

4.  ASSET IMPAIRMENTS

     As of December 31, 2001, the Company performed an analysis of the carrying values of its long-lived assets including goodwill. During 1999 and 2000, acquisitions were made against a background of increasing consolidation and record valuations in the telecommunications industry. This analysis was initiated because of the decline in the Company's stock price and significantly lower valuations for companies within its industry. Additionally, at the time of the Company's analysis, the book value of the Company's net assets significantly exceeded its market capitalization. Accordingly, the Company performed an analysis of the recoverability of

                       NTL INCORPORATED AND SUBSIDIARIES
its long-lived assets and associated goodwill. The fair value of the Company's assets was determined by discounting the Company's estimates of the expected future cash flows related to these assets when the non-discounted cash flows indicated that the long-lived assets would not be recoverable. The Company recorded a write-down of $9,511.3 million in the fourth quarter of 2001 as a result of this analysis and review, of which $9,072.7 million is included in asset impairments and $438.6 million is included in share of losses from equity investments. The asset impairment charge of $9,072.7 million included goodwill of $8,840.5 million, license acquisition costs of $58.8 million, customer lists of $9.1 million, other intangibles of $14.9 million, investments in affiliates of $25.1 million and other assets of $124.3 million. The aggregate asset impairment charge of $9,511.3 million related to the Company's business segments as follows: $7,388.8 million Consumer, $2,113.0 million Business and $9.5 million Broadcast.

5.  ACQUISITIONS

     On March 28, 2000, the Company acquired the cable assets of the Cablecom Group ("Cablecom") in Switzerland. On May 30, 2000, the Company acquired the consumer cable telephone, Internet and television operations of CWC in the UK ("ConsumerCo"). The acquisitions were accounted for as purchases, and accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition.

     In March 1999, the Company purchased Diamond Communications Plc ("Diamond") for an aggregate purchase price of $984.6 million, including intangibles aggregating $1,323.0 million. In April 1999, a subsidiary of the Company purchased the Australian National Transmission Network for an aggregate purchase price of $425.8 million, including intangibles of $220.6 million. In July 1999, the Company acquired Cablelink Limited ("Cablelink") for an aggregate purchase price of $700.5 million, including intangibles of $669.6 million. In August and December 1999, the Company acquired the 1G Networks of France Telecom for an aggregate purchase price of $61.9 million, including intangibles of $64.7 million. In September 1999, the Company acquired the shares of Workplace Technologies plc, for an aggregate purchase price of $175.0 million, including intangibles of $176.9 million. The net assets and results of operations of Diamond, the Australian National Transmission Network, Cablelink, the 1G Networks and Workplace Technologies plc are included in the consolidated financial statements from their respective dates of acquisition.

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

                       NTL INCORPORATED AND SUBSIDIARIES

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Total revenue...............................................  $ 3,403.3    $ 3,295.8
(Loss) before extraordinary item............................   (3,653.1)    (2,803.1)
Net (loss)..................................................   (3,653.1)    (2,806.1)
Basic and diluted net loss per common share:
(Loss) before extraordinary item............................     (14.53)      (12.46)
Net (loss)..................................................     (14.53)      (12.47)

     In November 2001, the Company sold a portion of the indirect access customers acquired from CWC in May 2000. The sales price was L10.2 million ($14.8 million) which does not include contingent payments for the collection of certain future service revenues and existing receivables. The Company recognized a loss on this sale of $88.5 million, after deducting $102.0 million of unamortized intangibles. The value assigned to these assets upon acquisition was $135.9 million.

6.  FIXED ASSETS

     Fixed assets consist of:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Operating equipment.........................................  $13,626.2   $11,753.2
Other equipment.............................................      911.4     1,145.2
Construction-in-progress....................................    1,326.2     1,611.1
                                                              ---------   ---------
                                                               15,863.8    14,509.5
Accumulated depreciation....................................   (3,290.5)   (1,816.5)
                                                              ---------   ---------
                                                              $12,573.3   $12,693.0
                                                              =========   =========

7.  INTANGIBLE ASSETS

     Intangible assets consist of:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001       2000
                                                              --------   ---------
                                                                 (IN MILLIONS)
Goodwill, net of accumulated amortization of $81.7 (2001)
  and $1,103.6 (2000).......................................  $1,715.5   $12,523.0
License acquisition costs, net of accumulated Amortization
  of $125.2 (2001) and $215.8 (2000)........................      54.7       139.2
Customer lists, net of accumulated amortization of $169.3
  (2001) and $110.7 (2000)..................................     168.8       318.2
Other intangibles, net of accumulated amortization of $17.3
  (2001) and $13.8 (2000)...................................      46.6        80.6
                                                              --------   ---------
                                                              $1,985.6   $13,061.0
                                                              ========   =========

                       NTL INCORPORATED AND SUBSIDIARIES

8.  INVESTMENTS IN AND LOANS TO AFFILIATES

     On May 18, 2001, in partnership with Morgan Stanley Dean Witter Private Equity, the Company completed its acquisition of France Telecom's 49.9% stake in Suez-Lyonnaise Telecom, the operator of the Noos broadband network in France. Pursuant to the acquisition agreement, the Company acquired 27% of Noos in exchange for shares of preferred stock. The preferred stock was valued at $518.0 million, the fair value at the date of acquisition. An additional E17.7 million ($15.8 million) purchase consideration is due to France Telecom on transfer to Noos of specified networks following receipt of regulatory approvals, which would be payable in May 2002. The Company's 27% interest in Noos is pledged to France Telecom to secure the mandatory redemption obligation under its Variable Coupon Redeemable Preferred Stock, Series A.

     On November 23, 2001, the Company's indirect wholly-owned subsidiary that owned the Company's cable business in France was merged into Noos. The Company received E72.6 million ($63.7 million) including a note for E37.5 million ($32.9 million) which is due on November 23, 2006. The Company recorded a loss on this transaction of $58.9 million, which is included in other losses.

     The Company has investments in various companies and joint ventures which are accounted for under either the equity method or the cost method. The Company's significant equity investments include its 27% interest in Noos S.A., the market leading French broadband company, which offers analog and digital cable television, high speed Internet and telephone services, its 34.01% interest in Svenska Bredbandsbolaget ("B2"), a company based in Sweden, which provides "always on," low cost access to a high-capacity broadband network that provides transmission, both to and from the customer, at the same speed and at the same time, and its 50% interest in eKabel InvestCo, which owns 65% of eKabel L.P., the largest cable television network in the German province of Hessen. The Company recorded a write-down of $463.7 million related to its investments in and loans to affiliates in the fourth quarter of 2001. The Company's investments in and loans to affiliates are as follows:

                                                                DECEMBER 31,
                                                 -------------------------------------------
                                                         2001                   2000
                                                 --------------------   --------------------
                                                 OWNERSHIP   BALANCE    OWNERSHIP    BALANCE
                                                 ---------   --------   ----------   -------
                                                             (DOLLARS IN MILLIONS)
Noos...........................................    27.00%     $ 47.0                 $   --
B2.............................................    34.01%       92.5      25.15%      134.7
eKabel.........................................    32.50%       73.0      32.50%      140.2
Others.........................................                 52.8                   34.3
                                                              ------                 ------
Total equity investments.......................                265.3                  309.2
Total cost investments.........................                  7.1                   23.9
                                                              ------                 ------
Total..........................................               $272.4                 $333.1
                                                              ======                 ======

                       NTL INCORPORATED AND SUBSIDIARIES

     A summary of combined financial information as reported by the Company's equity investees is set forth below:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                 (IN MILLIONS)
Current assets..............................................  $  495.5   $  267.1
Fixed assets, net...........................................     910.9      353.8
Other assets................................................   2,690.0      842.1
                                                              --------   --------
Total assets................................................  $4,096.4   $1,463.0
                                                              ========   ========
Current liabilities.........................................  $  366.3   $  229.6
Non current liabilities.....................................   1,445.4      705.0
Total shareholders' equity..................................   2,284.7      528.4
                                                              --------   --------
Total liabilities and shareholders' equity..................  $4,096.4   $1,463.0
                                                              ========   ========

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2001      2000      1999
                                                           -------   -------   ------
                                                                 (IN MILLIONS)
Revenues.................................................  $ 437.4   $ 195.3   $ 57.5
Operating (loss).........................................   (445.3)   (257.6)   (43.5)
Net (loss)...............................................   (606.8)   (348.1)   (50.7)

     NTL (Triangle) LLC ("NTL Triangle"), an indirect wholly-owned subsidiary of the Company, owned a 50% interest in Cable London PLC ("Cable London"). Pursuant to an agreement with Telewest Communications plc ("Telewest") relating to NTL Triangle's and Telewest's respective 50% ownership interests in Cable London, in November 1999 Telewest purchased all of NTL Triangle's shares of Cable London for L428.0 million ($692.5 million) in cash. The Company recorded a gain of $493.1 million on the sale. The sale of the Cable London interest was an "Asset Sale" for purposes of the Company's Indentures for certain of its notes. The Company used an amount equal to the proceeds from the sale to invest in "Replacement Assets" by November 2000.

9.  LONG-TERM DEBT

     Long-term debt consists of:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   2001        2000
                                                                 ---------   ---------
                                                                     (IN MILLIONS)
NTL Incorporated:
  5 3/4% Convertible Subordinated Notes.................  (a)    $   100.0   $      --
NTL Delaware:
  5 3/4% Convertible Subordinated Notes.................  (b)      1,200.0     1,200.0
ConsumerCo:
  Term Loan Facility and other..........................                --        21.7
NTL Business:
  Credit Agreement......................................  (y)           --     3,030.3
Cablecom:
  Term Loan Facility....................................  (z)      1,626.8     1,666.4
  Revolving Facility....................................  (z)        527.2       320.9
  Other.................................................               6.2        15.3

                       NTL INCORPORATED AND SUBSIDIARIES

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   2001        2000
                                                                 ---------   ---------
                                                                     (IN MILLIONS)
NTL Australia:
  Credit Agreement......................................  (aa)       102.3          --
NTL Communications:
  12 3/4% Senior Deferred Coupon Notes..................  (c)        277.8       277.8
  11 1/2% Senior Deferred Coupon Notes..................  (d)      1,050.0     1,040.5
  10% Senior Notes......................................  (e)        400.0       400.0
  9 1/2% Senior Sterling Notes, less unamortized
     discount...........................................  (f)        181.4       186.5
  10 3/4% Senior Deferred Coupon Sterling Notes.........  (g)        382.3       353.6
  9 3/4% Senior Deferred Coupon Notes...................  (h)      1,153.8     1,048.5
  9 3/4% Senior Deferred Coupon Sterling Notes..........  (i)        385.9       360.8
  11 1/2% Senior Notes..................................  (j)        625.0       625.0
  12 3/8% Senior Deferred Coupon Notes..................  (k)        364.9       323.6
  7% Convertible Subordinated Notes.....................  (l)        489.8       599.3
  9 1/4% Senior Euro Notes..............................  (m)        222.5       234.7
  9 7/8% Senior Euro Notes..............................  (n)        311.5       328.6
  11 1/2% Senior Deferred Coupon Euro Notes.............  (o)        135.6       127.9
  11 7/8% Senior Notes, less unamortized discount.......  (p)        490.7       489.6
  12 3/8% Senior Euro Notes, plus unamortized premium...  (q)        267.8          --
  6 3/4% Convertible Senior Notes.......................  (r)      1,150.0          --
NTL Communications Limited:
  Credit Agreement......................................  (y)      3,759.1       375.3
  Working Capital Agreement.............................  (y)        145.4          --
  Senior Secured Financing..............................  (y)        290.9          --
  Other.................................................              58.6          --
NTL Triangle:
  11.2% Senior Discount Debentures......................  (s)        517.3       517.3
  Other.................................................               4.5         5.2
Diamond:
  13 1/4% Senior Discount Notes.........................  (t)        285.1       285.1
  11 3/4% Senior Discount Notes.........................  (u)        531.0       531.0
  10 3/4% Senior Discount Notes.........................  (v)        415.1       373.9
  10% Senior Sterling Notes.............................  (w)        196.3       201.9
  9 1/8% Senior Notes...................................  (x)        110.0       110.0
  Other.................................................               3.6         6.0
                                                                 ---------   ---------
                                                                  17,768.4    15,056.7
Less current portion....................................          17,666.1        12.6
                                                                 ---------   ---------
                                                                 $   102.3   $15,044.1
                                                                 =========   =========

---------------

 (a) 5 3/4% Convertible Subordinated Notes due June 22, 2011, issued in June 2001, principal amount at maturity of $100.0 million, interest payable quarterly from October 15, 2001, redeemable at the Company's option on or after December 22, 2007, convertible into shares of the Company's common stock at a conversion price of $35.00 per share (there are approximately
     2.9 million shares of the Company's common stock reserved for issuance upon conversion);

 (b) 5 3/4% Convertible Notes due December 15, 2009, principal amount at maturity of $1,200.0 million, interest payable semiannually from June 15, 2000, redeemable at the Company's option on or after December 18, 2002, convertible into shares of the Company's common stock at a conversion price of $108.18 per share (there are approximately 11.1 million shares of the Company's common stock reserved for issuance upon conversion);

                       NTL INCORPORATED AND SUBSIDIARIES

 (c) 12 3/4% Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from October 15, 2000, redeemable at the Company's option on or after April 15, 2000;

 (d) 11 1/2% Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually from August 1, 2001, redeemable at the Company's option on or after February 1, 2001;

 (e) 10% Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company's option on or after February 15, 2002;

 (f) 9 1/2% Sterling Notes due April 1, 2008, principal amount at maturity of L125.0 million ($181.8 million), interest payable semiannually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

 (g) 10 3/4% Sterling Notes due April 1, 2008, principal amount at maturity of L300.0 million ($436.3 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

 (h) 9 3/4% Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

 (i) 9 3/4% Sterling Notes due April 15, 2009, principal amount at maturity of L330.0 million ($479.9 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

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

 (l) 7% Convertible Notes due December 15, 2008, principal amount at maturity of $489.8 million, interest payable semiannually from June 15, 1999, redeemable at the Company's option on or after December 15, 2001, convertible into shares of the Company's common stock at a conversion price of $39.20 per share (there are approximately 12.5 million shares of the Company's common stock reserved for issuance upon conversion);

 (m) 9 1/4% Euro Notes due November 15, 2006, principal amount at maturity of E250.0 million ($222.5 million), interest payable semiannually from May 15, 2000;

 (n) 9 7/8% Euro Notes due November 15, 2009, principal amount at maturity of E350.0 million ($311.5 million), interest payable semiannually from May 15, 2000, redeemable at the Company's option on or after November 15, 2004;

 (o) 11 1/2% Deferred Euro Notes due November 15, 2009, principal amount at maturity of E210.0 million ($186.9 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;

 (p) 11 7/8% Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually from April 1, 2001, redeemable at the Company's option on or after October 1, 2005;

 (q) 12 3/8% Senior Euro Notes due February 1, 2008, issued in January and February 2001, principal amount at maturity of E300.0 million ($267.0 million), interest payable semiannually from August 1, 2001;

 (r) 6 3/4% Convertible Senior Notes due May 15, 2008, issued in May 2001, principal amount at maturity of $1,150.0 million, interest payable semiannually from November 15, 2001, redeemable at the Company's option on or after May 21, 2004, convertible into shares of the Company's common stock at a conversion price of $32.728 per share (there are approximately
     35.1 million shares of the Company's common stock reserved for issuance upon conversion);

                       NTL INCORPORATED AND SUBSIDIARIES

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

 (w) 10% Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of L135.0 million ($196.3 million), interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003; and

 (x) 9 1/8% Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003.

     See Note 1 for discussion of the uncertainties about compliance with the terms and conditions of the Company's debt that would give the holders of the debt the right to accelerate repayment, which has caused primarily all of the Company's long-term debt to be classified as current.

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

     If the applicable issuer does not pay interest on these notes after a 30 day grace period expires (on April 30, 2002 in the case of the missed interest payments due April 1, 2002), there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after April 30, 2002, such an event of default would also result in an event of default for payment defaults in respect of other debt (commonly called cross defaults) under all of our other notes, except for those issued by NTL Triangle, Diamond Cable Communications or Diamond Holdings. As a result, upon the expiration of the grace period, on April 30, 2002, events of default for failure to pay interest would occur under the relevant indentures at NTL Communications and, contemporaneously, cross defaults would occur under the Company's other indentures at NTL Communications, NTL Delaware, NTL Incorporated and under our bank credit facilities in the United Kingdom and could occur under the Cablecom Facility. This would give holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable unless we obtain waivers or forbearance agreements from sufficient percentages of our creditors.

     During 2001, 2000 and 1999, the Company recognized $284.9 million, $473.4 million and $451.4 million, respectively, of original issue discount as interest expense.

     In addition to the notes described above, subsidiaries of the Company have the following bank credit agreements outstanding:

 (y) In May 2000, NTL Business Limited ("NTL Business") and NTL Communications Limited ("NTLCL"), wholly-owned indirect subsidiaries of the Company, entered into a L2,500.0 million ($3,635.8 million) credit agreement in connection with the ConsumerCo acquisition. On February 21,

                       NTL INCORPORATED AND SUBSIDIARIES

     2001, as required by the NTL Business and NTLCL credit agreement, NTL Communications Corp. ("NTL Communications"), a wholly-owned indirect subsidiary of the Company, completed a transaction whereby it acquired the entire issued share capital of NTL (CWC Holdings) Limited (the entity that owns ConsumerCo) from the Company and the entire issued share capital of NTL Business from NTL Delaware in exchange for shares of its common stock. As a result of this transaction, ConsumerCo and NTL Business became subsidiaries of NTL Communications, and NTL Business' rights and obligations under the L2,500.0 million credit agreement were assigned to a subsidiary of NTLCL. In October 2001, NTLCL completed L169.6 million ($246.6 million) of vendor financing as an addition to NTLCL's L2,500.0 million credit agreement with the same terms and conditions. The Company borrowed L84.8 million ($123.3 million) of the vendor financing in October 2001. The commitment for the remaining L84.8 million has expired. Interest is payable at least every six months at LIBOR plus a margin rate of 2.00% per annum, which is subject to adjustment based on the ratio of EBITDA to finance charges of the UK Group.

     For purposes of this credit agreement, Diamond Cable Communications Limited and subsidiaries, NTL (Triangle) LLC and subsidiaries and certain other entities are excluded from the UK Group. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized. Principal is due in six quarterly installments beginning on June 30, 2004. The credit agreement contains various financial and other covenants with respect to the UK Group, and restrictions on dividends and distributions by the UK Group. As of December 31, 2001, there was L2,584.8 million ($3,759.1 million) outstanding under this credit agreement. The effective interest rate was 6.73% and 8.283% as of December 31, 2001 and 2000, respectively.

     In October 2001, NTLCL completed L200.0 million ($290.9 million) of GE Capital senior secured financing. Interest on the GE Capital senior secured financing is payable at least every six months at LIBOR plus a margin rate of 3.50% per annum. The senior secured financing is repayable in eight quarterly installments beginning on June 30, 2006. The effective interest rate at December 31, 2001 was 8.06%.

     NTLCL has a L1,300.0 million ($1,890.6 million) credit agreement with a group of banks, which is available to finance working capital requirements of the UK Group (as defined above). Pursuant to the credit agreement, in connection with the issuance of new debt beginning in October 2000, the commitment has been reduced by L882.5 million ($1,283.4 million). Interest is payable at least every six months at LIBOR plus a margin rate of 5.50% per annum. The margin rate shall increase by 0.50% on the three month anniversary of the initial advance and by an additional 0.50% on each subsequent three month anniversary, up to a maximum total interest rate of 16.00% per annum. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly. Principal is due in full on March 31, 2006. The credit agreement contains various financial and other covenants with respect to the UK Group, and restrictions on dividends and distributions by the UK Group. As of December 31, 2001, L100.0 million ($145.4 million) was outstanding under this credit agreement with an effective interest rate of 9.57%. In January and February 2002, the Company borrowed the remaining amounts available under this agreement.

 (z) In March 2000, a subsidiary of the Company borrowed CHF 2,700.0 million ($1,626.8 million) under its term loan facility in connection with the acquisition of Cablecom. Interest is payable at least every six months at Swiss LIBOR plus a margin rate of 2.50% per annum, which is subject to adjustment after March 2001 based on Cablecom's ratio of senior debt to EBITDA. The effective rate of interest at December 31, 2001 and 2000 was 5.27% and 6.03%, respectively. Principal is due over six years in quarterly installments beginning on March 31, 2004. Cablecom had the option to draw on a revolving loan facility up to an additional CHF 1,400.0 million ($843.5 million). The revolving facility is intended

                       NTL INCORPORATED AND SUBSIDIARIES
     to finance operating expenses, working capital and other capital expenditures of Cablecom and subsidiaries and for their general corporate financing requirements. As of December 31, 2001, Cablecom had borrowed CHF
     875.0 million ($527.2 million) under the revolving loan facility. The effective rate of interest as of December 31, 2001 and 2000 was 5.49% and 6.02%, respectively. The revolving facility is available until May 2003, although Cablecom is currently unable to draw the remaining undrawn amounts under this facility because, as of December 31, 2001, its liabilities exceeded its assets, which constituted an event of default under the facility. The interest rate, interest payment requirements and principal payments for the revolving facility are the same as for the term loan facility. The revolving facility includes a commitment fee of 0.75% payable quarterly on the unused portion of the revolving facility commitment, which is reduced to 0.50% when over 50% of the commitment is utilized. The term loan facility and the revolving facility contain various financial and other covenants with respect to Cablecom and subsidiaries, and restrictions on dividends and distributions by Cablecom subsidiaries.

(aa) In March 2001, NTL Australia Pty Limited ("NTL Australia"), a wholly-owned indirect subsidiary of the Company, entered into a A$350.0 million ($179.1 million) credit agreement with a group of banks. As of December 31, 2001, NTL Australia had borrowed A$200.0 million ($102.3 million) under this credit agreement. NTL Australia may use the proceeds under this credit agreement to repay NTL Delaware for part of its original investment as well as funding general capital expenditures, working capital and corporate purposes. As of December 31, 2001, NTL Australia repaid A$200.0 million ($102.3 million) to NTL Delaware. Interest is payable at least every six months at the A$ Bank Bill Bid Rate plus a margin of 1.85% per annum, which is subject to adjustment based on the ratio of senior debt to EBITDA of NTL Australia. The effective interest rate at December 31, 2001 was 6.98%. The unused portion of the commitment is subject to a commitment fee of 0.60%, which is subject to adjustment based on the ratio of senior debt to EBITDA of NTL Australia. Principal is due in four semiannual installments beginning on June 30, 2004 of a maximum of A$7.5 million, A$7.5 million, A$12.5 million and A$12.5 million. The balance is due in full on March 30, 2006. The credit agreement contains various financial and other covenants with respect to NTL Australia and restrictions on dividends and distributions by NTL Australia.

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

     In connection with the Cablelink acquisition, the Company issued $704.6 million principal amount Senior Increasing Rate Notes due 2000. In November 1999, the Company received net proceeds of $720.7 million from the issuance of the 9 1/4% Euro Notes, the 9 7/8% Euro Notes and the 11 1/2% Deferred Euro Notes, of which $716.5 million was used to repay the Senior Increasing Rate Notes plus accrued interest. The Company recorded an extraordinary loss from the early extinguishment of the notes of $3.0 million in 1999.

     Primarily all of the notes issued by NTL Communications, as well as the bank credit facilities, restrict the payment of cash dividends and loans to the Company.

                       NTL INCORPORATED AND SUBSIDIARIES

     Long-term debt repayments are due as follows (in millions). The table reflects the Company's contractual obligations, but the entire obligation, except for NTL Australia's long term portion has been classified as current.

YEAR ENDING DECEMBER 31:
------------------------
2002........................................................  $      5.7
2003........................................................         2.8
2004........................................................       512.2
2005........................................................     4,602.9
2006........................................................     1,854.1
Thereafter..................................................    11,235.6
                                                              ----------
Total debt repayments.......................................    18,213.3
Less: current portion.......................................   (18,111.0)
                                                              ----------
                                                              $    102.3
                                                              ==========

10.  REDEEMABLE PREFERRED STOCK

     On September 12, 2001, the Company issued 1,850,000 shares of its Cumulative Convertible Preferred Stock, Series A ("Convertible Preferred Stock") in exchange for the 1,850,000 issued and outstanding shares of its 5% Cumulative Preferred Stock held by France Telecom and others. The Convertible Preferred Stock has a stated value and liquidation preference of $1,075.17 per share and is mandatorily redeemable for cash by the Company on March 27, 2009. Dividends are payable quarterly in additional shares of Convertible Preferred Stock, at the following quarterly dividend rates: (i) from September 12, 2001 through March 26, 2002, $13.44 per share, (ii) from March 27, 2002 through March 26, 2003, $21.23 per share and (iii) from March 27, 2003 through March 26, 2004, $26.61 per share. Once the Convertibility Date (as defined below) is set, the quarterly dividend rate resets to $16.12 per share and the Convertible Preferred Stock becomes eligible for conversion into shares of the Company's common stock beginning on a "Convertibility Date," at which time the conversion price is set at 125% of the immediately preceding 25 trading day volume-weighted average price of the Company's common stock (the "Convertibility Base Price"). The Convertibility Date is as follows: March 27, 2002, unless the Company elects to delay convertibility until March 27, 2003 or, alternatively, redeems, at its option, all shares of the Convertible Preferred Stock on March 27, 2002 in cash; if the Company has delayed, March 27, 2003, unless the Company elects again to delay convertibility until March 27, 2004, which it may only do if the Convertibility Base Price would be less than or equal to $65.00 per share (as may be adjusted for certain antidilutive events); the Company may also elect, instead, to redeem all shares of the Convertible Preferred Stock on March 27, 2003 in cash; if the Company has delayed, March 27, 2004, unless the Company elects to redeem all shares of the Convertible Preferred Stock on March 27, 2004 in cash. In no event will the Convertibility Date be after March 27, 2004. In March 2002, the Company elected to delay the Convertibility Date until at least March 27, 2003. Holders of Convertible Preferred Stock other than any commercial bank or their affiliates may at any time elect, subject to some conditions, to exchange their Convertible Preferred Stock for up to a 50% interest in an entity holding the Company's Swiss operations.

     On May 18, 2001, the Company issued 47,000 shares of its Variable Coupon Redeemable Preferred Stock, Series A ("Variable Coupon Redeemable Preferred Stock") and 12,000 shares of its 6.5% Fixed Coupon Redeemable Preferred Stock, Series A ("6.5% Redeemable Preferred Stock") to France Telecom in exchange for a 27% interest in Noos. The Variable Coupon Redeemable Preferred Stock has a stated value and liquidation preference of $10,000 per share and is mandatorily redeemable for cash by the Company on May 18, 2002. Dividends are payable quarterly at the Company's option in cash or additional shares of

                       NTL INCORPORATED AND SUBSIDIARIES

Variable Coupon Redeemable Preferred Stock, at a quarterly rate based on a quotient of (x) the sum of (1) the EURIBOR Rate in effect on the first day of every dividend period plus (2) 2.5% over (y) four, per share. The Company's 27% interest in Noos is pledged to France Telecom to secure the mandatory redemption obligation under its Variable Coupon Redeemable Preferred Stock and the 6.5% Redeemable Preferred Stock. The 6.5% Redeemable Preferred Stock has a stated value and liquidation preference of $10,000 per share and is mandatorily redeemable for cash by the Company on May 18, 2007. Dividends at a rate of 6.5% per annum are cumulative and are payable in cash upon redemption.

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

                       NTL INCORPORATED AND SUBSIDIARIES

     The changes in the number of shares of Redeemable Preferred Stock were as follows:

                                  13%          5%        VARIABLE    6.5%     CONVERTIBLE
                                --------   -----------   --------   -------   -----------
Shares at December 31, 1998...   125,000            --        --         --           --
Issued for dividends..........    17,000            --        --         --           --
                                --------   -----------   -------    -------   ----------
Shares at December 31, 1999...   142,000            --        --         --           --
Issued for cash...............        --     1,850,000        --         --           --
Issued for dividends..........    20,000            --        --         --           --
                                --------   -----------   -------    -------   ----------
Shares at December 31, 2000...   162,000     1,850,000        --         --           --
Issued for investment in
  Noos........................        --            --    47,000     12,000           --
Issued for dividends..........    22,000            --     1,000         --           --
Exchange......................        --    (1,850,000)       --         --    1,850,000
                                --------   -----------   -------    -------   ----------
Shares at December 31, 2001...   184,000            --    48,000     12,000    1,850,000
                                ========   ===========   =======    =======   ==========
Liquidation preference at
  December 31, 2001 (in
  millions)...................  $  186.8   $        --   $ 491.7    $ 126.9   $  2,029.1
                                ========   ===========   =======    =======   ==========

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

12.  NON-CASH COMPENSATION

     In July 2001, the Compensation and Option Committee of the Board of Directors (the "Compensation Committee") approved modifications to certain stock options. The latest possible expiration date of options to purchase an aggregate of approximately 4.7 million shares of the Company's common stock with exercise

                       NTL INCORPORATED AND SUBSIDIARIES
prices from $.17 to $14.76 per share was extended from July 30, 2001 to October 2004, as applicable, to January 30, 2006. The Company recognized non-cash compensation expense of $30.6 million based on the excess of the quoted market price of the Company's common stock on the date of the modification of $12.05 per share over the exercise price per share.

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

     Restructuring charges of $209.6 million and $65.9 million for the years ended December 31, 2001 and 2000, respectively, relate to the Company's announcements in the fourth quarter of 2001 and in November 2000 that it was taking additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas of the Company. An aggregate of $57.9 million of the 2001 restructuring charges are for the write-off of equipment and other assets that are not in use and will not require any future cash outlays. The employee severance and related costs in 2000 were for approximately 2,300 employees to be terminated, approximately 550 of whom are still employed by the Company as of December 31, 2001. These charges in 2001 are for approximately 5,400 employees to be terminated, of which approximately 3,000 employees are still employed by the Company as of December 31, 2001.

                       NTL INCORPORATED AND SUBSIDIARIES

     The following table summarizes the restructuring charges incurred and utilized in 2000 and 2001:

                                       EMPLOYEE
                                       SEVERANCE    LEASE
                                      AND RELATED   EXIT      AGREEMENT     FIXED
                                         COSTS      COSTS   MODIFICATIONS   ASSETS   TOTAL
                                      -----------   -----   -------------   ------   ------
                                                          (IN MILLIONS)
Charged to expense..................    $ 47.9      $18.0       $  --       $   --   $ 65.9
Utilized............................        --         --          --           --       --
                                        ------      -----       -----       ------   ------
Balance, December 31, 2000..........      47.9       18.0          --           --     65.9
2000 provision utilized.............     (41.3)      (9.6)         --           --    (50.9)
2000 provision released.............      (6.6)      (7.3)         --           --    (13.9)
Charged to expense..................      96.5       41.4        27.7         57.9    223.5
2001 provision utilized.............     (26.2)        --          --        (57.9)   (84.1)
                                        ------      -----       -----       ------   ------
Balance, December 31, 2001..........    $ 70.3      $42.5       $27.7       $   --   $140.5
                                        ======      =====       =====       ======   ======

14.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                             2001     2000      1999
                                                             -----   -------   ------
                                                                  (IN MILLIONS)
Current:
  Federal..................................................  $  --   $    --   $  1.0
  State and local..........................................    1.2       0.2      1.0
  Foreign..................................................    0.9       0.9       --
                                                             -----   -------   ------
Total current..............................................    2.1       1.1      2.0
                                                             -----   -------   ------
Deferred:
  Foreign..................................................  $61.1   $(112.1)  $(37.3)
                                                             -----   -------   ------
Total deferred.............................................   61.1    (112.1)   (37.3)
                                                             -----   -------   ------
                                                             $63.2   $(111.0)  $(35.3)
                                                             =====   =======   ======

     The Company's tax provision relates primarily to an increase in the deferred tax liability attributable to separate company profits of a foreign subsidiary offset to some extent by a decrease in net deferred tax liabilities attributable to operating losses of other foreign subsidiaries. The increase in deferred tax liabilities includes an adjustment related to 1997 through 2000 of approximately $116.3 million that is primarily attributable to additional tax depreciation being claimed during 2001 on original and amended income tax returns.

                       NTL INCORPORATED AND SUBSIDIARIES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Deferred tax liabilities:
  Intangibles...............................................  $    68.9   $   113.3
  Depreciation and amortization.............................      467.5       667.0
                                                              ---------   ---------
Total deferred tax liabilities..............................      536.4       780.3
Deferred tax assets:
  Net operating losses......................................    2,154.6     1,582.4
  Net deferred interest expense.............................      239.9       198.5
  Fixed assets..............................................      370.2       277.9
  Equity investments........................................       52.5          --
  Inventory.................................................       13.7        16.4
  Purchase accounting liabilities...........................       16.5       158.5
  Other.....................................................       59.8        34.0
                                                              ---------   ---------
Total deferred tax assets...................................    2,907.2     2,267.7
                                                              ---------   ---------
Valuation allowance for deferred tax assets.................   (2,631.7)   (1,692.8)
                                                              ---------   ---------
Net deferred tax assets.....................................      275.5       574.9
                                                              ---------   ---------
Net deferred tax liabilities................................  $   260.9   $   205.4
                                                              =========   =========

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

     As discussed in Note 1, the Company needs to restructure its outstanding debt during 2002. A restructuring of the Company's debt can be expected to give to rise to cancellation of indebtedness ("COD"), which if it occurs in the course of a proceeding pursuant to Chapter 11 of the U.S. Bankruptcy Code, would be non-taxable. If the COD is non-taxable, the Company will be required to reduce its U.S. net operating loss carryforwards and other attributes such as tax basis in assets by an amount equal to the non-recognized COD. Therefore, it is likely that as a result of the successful completion of the proposed plan of recapitalization, the Company will have no U.S. net operating loss carryforward.

     In 2000, the Internal Revenue Service completed its federal income tax audit of the Company for the years 1993, 1994 and 1995. The audit resulted in a reduction in U.S. net operating loss carryforwards that had no material impact on the Company. The Company is currently undergoing a U.S. federal income tax audit

                       NTL INCORPORATED AND SUBSIDIARIES
for the years 1996, 1997 and 1998. The Company does not expect that the audit adjustments will have a material adverse effect on its financial position, results of operations or cash flows.

     The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                         2001        2000       1999
                                                       ---------   ---------   -------
                                                                (IN MILLIONS)
(Benefit) at federal statutory rate (35%)............  $(4,962.3)  $(1,076.1)  $(269.9)
Add:
  Non-deductible asset impairments...................    3,329.0          --        --
  Foreign losses with no benefit.....................    1,135.8       815.7     110.2
  U.S. losses with no benefit........................      443.6       149.3     123.7
  Prior year accelerated depreciation................      116.3          --        --
  State and local income tax, net of federal
     benefit.........................................        0.8         0.1       0.7
                                                       ---------   ---------   -------
                                                       $    63.2   $  (111.0)  $ (35.3)
                                                       =========   =========   =======

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

          Redeemable Preferred Stock: The fair value of the 13% redeemable preferred stock is based on the quoted market price. As of December 31, 2001, the remaining redeemable preferred stock is estimated by reference to the fair value of the 13% redeemable preferred stock. As of December 31, 2000, the fair value of the 5% preferred stock is estimated using discounted cash flow analyses based on the Company's current borrowing rate for similar types of arrangements.

     The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                DECEMBER 31, 2001       DECEMBER 31, 2000
                                              ---------------------   ---------------------
                                              CARRYING                CARRYING
                                               AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                              --------   ----------   --------   ----------
                                                              (IN MILLIONS)
Cash and cash equivalents...................  $  504.6    $  504.6    $  579.4    $  579.4
Long-term debt:
  5 3/4% Convertible Notes..................   1,200.0       132.0     1,200.0       582.0
  5 3/4% Convertible Notes..................     100.0        29.0          --          --
  Credit Agreements.........................   3,861.4     3,861.4     3,405.6     3,405.6
  Term Loan and Revolving Facilities........   2,154.0     2,154.0     1,987.3     1,987.3
  12 3/4% Notes.............................     277.8        91.7       277.8       255.6
  11 1/2% Notes.............................   1,050.0       336.0     1,040.5       913.5
  10% Notes.................................     400.0       120.0       400.0       348.0

                       NTL INCORPORATED AND SUBSIDIARIES

                                                DECEMBER 31, 2001       DECEMBER 31, 2000
                                              ---------------------   ---------------------
                                              CARRYING                CARRYING
                                               AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                              --------   ----------   --------   ----------
                                                              (IN MILLIONS)
  9 1/2% Sterling Senior Notes..............     181.4        60.1       186.5       154.2
  10 3/4% Sterling Notes....................     382.3       124.3       353.6       242.3
  9 3/4% Notes..............................   1,153.8       338.0     1,048.5       715.0
  9 3/4% Sterling Notes.....................     385.9       124.8       360.8       214.7
  11 1/2% Notes.............................     625.0       200.0       625.0       556.3
  12 3/8% Notes.............................     364.9       108.0       323.6       252.0
  7% Convertible Notes......................     489.8        53.9       599.3       470.5
  9 1/4% Euro Notes.........................     222.5        74.6       234.7       207.7
  9 7/8% Euro Notes.........................     311.5       104.4       328.6       269.4
  11 1/2% Euro Deferred Notes...............     135.6        44.9       127.9        99.6
  11 7/8% Senior Notes......................     490.7       160.0       489.6       445.0
  12 3/8% Euro Notes........................     267.8        90.8          --          --
  6 3/4% Convertible Notes..................   1,150.0       353.6          --          --
  Working Capital Agreement.................     145.4       145.4          --          --
  Senior Secured Financing..................     290.9       290.9          --          --
  11.2% Debentures..........................     517.3       367.3       517.3       439.7
  13 1/4% Notes.............................     285.1        77.0       285.1       270.8
  11 3/4% Notes.............................     531.0       132.8       531.0       467.3
  10 3/4% Notes.............................     415.1       100.9       373.9       281.7
  10% Sterling Notes........................     196.3       143.4       201.9       161.5
  9 1/8% Notes..............................     110.0        71.5       110.0        89.7
Redeemable Preferred Stock:
  13% Redeemable Preferred Stock............     184.6         3.7       161.9       121.3
  5% Preferred Stock........................        --          --     1,921.3     1,781.8
  Variable Coupon Preferred Stock...........     477.9         7.2          --          --
  6.5% Preferred Stock......................      89.5         1.3          --          --
  5% Convertible Preferred Stock............   2,029.1        30.5          --          --

16.  RELATED PARTY TRANSACTIONS

     In 1999, the Company provided management, financial, legal and technical services to Cellular Communications International, Inc. ("CCII") and Cellular Communications of Puerto Rico, Inc. ("CCPR"). Certain officers and directors of the Company were officers and directors of CCII and CCPR.

     In the fourth quarter of 1999, CoreComm Limited ("CoreComm") (which was formed in 1998 and has certain common officers and directors with the Company) began charging the Company a percentage of its office rent and supplies expense in respect of certain facilities which were shared with the Company. In 1999, the Company charged CCPR, CCII and CoreComm $0.7 million, $0.4 million and $2.3 million, respectively, for direct costs where identifiable and a fixed percentage of its corporate overhead, net of CoreComm's charges to the Company. Charges to CCPR and to CCII ceased in 1999 due to each of them being acquired and the resulting termination of services. In 2001 and 2000, the Company charged CoreComm $0.3 million and $0.9 million, respectively, for direct costs where identifiable and a fixed percentage of its corporate

                       NTL INCORPORATED AND SUBSIDIARIES
overhead, net of CoreComm's charges to the Company. These charges reduced corporate expenses in 2001, 2000 and 1999. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management of the Company, the allocation methods are reasonable.

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

     On April 12, 2001, the Company purchased $15.0 million of an unsecured convertible note from CoreComm and received warrants to purchase 770,000 shares of CoreComm common stock at an exercise price of $.01 per share that expire in April 2011. In addition, concurrently with the note purchase and without additional compensation, the Company entered into a network and software agreement with CoreComm. Under the agreement, CoreComm will provide U.S. network access for Internet traffic from the Company's UK customers for three years, as well as a royalty free license to use certain billing and provisioning software and know-how. Interest on the notes is at 10.75% per annum, payable semiannually beginning on October 15, 2001. The interest is payable in kind by the issuance of additional notes in such principal amount equal to the interest payment that is then due. The notes are convertible into CoreComm common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. Additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of CoreComm common stock for a specified period. The Company and CoreComm have agreed to certain modifications to the conversion feature in connection with CoreComm's recapitalization in December 2001.

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

17.  SHAREHOLDERS' EQUITY

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

     At December 31, 2001, the 5% Preferred Stock would have been convertible into an aggregate of 37.0 million shares of the Company's common stock.

                       NTL INCORPORATED AND SUBSIDIARIES

     The changes in the number of shares of Series Preferred Stock, excluding the Redeemable Preferred Stock, were as follows:

                                               9.9%       9.9%
                                             SERIES A   SERIES B    5.25%        5%
                                             --------   --------   --------   ---------
Balance, December 31, 1998.................   125,000    52,000          --          --
Issued for cash............................        --        --     500,000     750,000
Issued for dividends.......................        --        --      25,000       5,000
Redemption.................................  (125,000)       --          --          --
                                             --------   -------    --------   ---------
Balance, December 31, 1999.................        --    52,000     525,000     755,000
Issued for cash............................        --        --          --   2,000,000
Issued for dividends.......................        --        --       3,000     103,000
Conversion into common stock...............        --   (52,000)   (528,000)         --
                                             --------   -------    --------   ---------
Balance, December 31, 2000.................        --        --          --   2,858,000
Issued for dividends.......................        --        --          --     105,000
                                             --------   -------    --------   ---------
Balance, December 31, 2001.................        --        --          --   2,963,000
                                             ========   =======    ========   =========

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

  STOCK OPTIONS

     There are 3,848,000 shares and 10,396,000 shares of common stock reserved for issuance under the 1991 Stock Option Plan and the 1993 Stock Option Plan, respectively. These plans provide that incentive stock options ("ISOs") be granted at the fair market value of the Company's common stock on the date of grant,

                       NTL INCORPORATED AND SUBSIDIARIES
and nonqualified stock options ("NQSOs") be granted at not less than 85% of the fair market value of the Company's common stock on the date of grant. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remains an employee of the Company. Options will expire ten years after the date of the grant. No additional options will be granted under these plans.

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

     Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rates of 4.47%, 5.30% and 6.81%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .702, .385 and .336, respectively, and a weighted-average expected life of the option of 10 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying SFAS No. 123 on pro forma disclosures of net loss and net loss per share for the years ended December 31, 2001, 2000 and 1999 are not likely to be representative of the

                       NTL INCORPORATED AND SUBSIDIARIES
pro forma effects on net loss and net loss per share in future years. Following is the Company's pro forma information:

                                                             YEAR ENDED DECEMBER 31,
                                                      --------------------------------------
                                                          2001          2000         1999
                                                      ------------   -----------   ---------
                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
Pro forma net (loss)................................   $(14,509.6)    $(3,220.3)    $(822.7)
Basic and diluted pro forma net (loss) per share....       (53.75)       (15.73)      (7.51)

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                 2001                        2000                        1999
                       -------------------------   -------------------------   -------------------------
                                       WEIGHTED-                   WEIGHTED-                   WEIGHTED-
                                        AVERAGE                     AVERAGE                     AVERAGE
                         NUMBER OF     EXERCISE      NUMBER OF     EXERCISE      NUMBER OF     EXERCISE
                          OPTIONS        PRICE        OPTIONS        PRICE        OPTIONS        PRICE
                       -------------   ---------   -------------   ---------   -------------   ---------
                       (IN MILLIONS)               (IN MILLIONS)               (IN MILLIONS)
Outstanding --
  beginning of year..      61.4         $41.52         29.2         $24.60         25.7         $17.29
Granted..............      14.3          12.55         34.8          54.90          6.4          50.35
Exercised............      (1.1)         11.93         (2.1)         17.13         (2.6)         15.95
Forfeited............      (2.7)         42.46         (0.5)         83.31         (0.3)         24.22
                           ----                        ----                        ----
Outstanding -- end of
  year...............      71.9         $36.13         61.4         $41.52         29.2         $24.60
                           ====                        ====                        ====
Exercisable at end of
  year...............      24.7         $27.50         16.3         $21.82         12.2         $14.97
                           ====                        ====                        ====

     Weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2001, 2000 and 1999 is $5.69, $32.19 and $30.97 respectively.

     The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2001:

                                      STOCK OPTIONS OUTSTANDING          STOCK OPTIONS EXERCISABLE
                               ---------------------------------------   -------------------------
                                                WEIGHTED-    WEIGHTED-                   WEIGHTED-
                                                REMAINING     AVERAGE                     AVERAGE
RANGE OF                         NUMBER OF     CONTRACTUAL   EXERCISE      NUMBER OF     EXERCISE
EXERCISE PRICES                   OPTIONS         LIFE         PRICE        OPTIONS        PRICE
---------------                -------------   -----------   ---------   -------------   ---------
                               (IN MILLIONS)                             (IN MILLIONS)
$ 0.35 to $ 9.36.............       4.4         4.1 Years     $ 5.434         4.4         $ 5.434
$10.00 to $18.40.............      15.4         5.2 Years     $11.153         5.9         $12.972
$19.86 to $27.84.............      13.5         7.6 Years     $23.384         5.7         $23.226
$28.06 to $35.64.............       0.7         7.3 Years     $30.711         0.4         $30.811
$36.12 to $40.19.............       0.9         8.2 Years     $38.601         0.3         $38.650
$42.44 to $47.44.............      14.5         8.4 Years     $44.444         3.1         $44.401
$48.38 to $53.76.............       4.9         7.6 Years     $50.373         2.5         $50.390
$57.60 to $63.63.............      17.1         7.8 Years     $63.416         2.2         $62.587
$68.20 to $75.56.............       0.1         8.1 Years     $75.413         0.1         $75.397
$91.13 to $97.50.............       0.4         8.1 Years     $93.713         0.1         $93.713
                                   ----                                      ----
Total........................      71.9                                      24.7
                                   ====                                      ====

                       NTL INCORPORATED AND SUBSIDIARIES

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

     At December 31, 2001, the projected benefit obligations of Cablecom's and NTL Business' defined benefit pension plans exceeded the fair value of its respective plan assets by $3.4 million and $3.0 million, respectively.

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                             2001             2000
                                                        --------------   --------------
                                                                 (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year...............  $        324.1   $        197.1
Acquisition...........................................              --            116.9
Service cost..........................................            17.3             16.7
Interest cost.........................................            16.8             16.8
Actuarial losses (gains)..............................             5.4             (3.4)
Benefits paid.........................................            (9.3)            (8.3)
Foreign currency exchange rate changes................            (8.2)           (11.7)
                                                        --------------   --------------
Benefit obligation at end of year.....................  $        346.1   $        324.1
                                                        ==============   ==============
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year........  $        420.2   $        278.4
Acquisition...........................................              --            133.2
Actual return on plan assets..........................           (46.0)            15.8
Company contributions.................................            12.4             12.5
Plan participants' contributions......................             6.5              6.2
Benefits paid.........................................            (9.4)            (8.3)
Foreign currency exchange rate changes................           (12.1)           (17.6)
                                                        --------------   --------------
Fair value of plan assets at end of year..............  $        371.6   $        420.2
                                                        ==============   ==============
Funded status of the plan.............................  $         25.5   $         96.1
Unrecognized net actuarial losses (gains).............             5.4            (79.2)
Unrecognized transition obligation....................             5.8              6.2
                                                        --------------   --------------
Prepaid benefit cost..................................  $         36.7   $         23.1
                                                        ==============   ==============
Actuarial assumptions:
  Weighted average discount rate......................   4.50% - 6.00%    4.50% - 6.00%
  Weighted average rate of compensation increase......   2.00% - 4.00%    2.00% - 4.25%
  Expected long-term rate of return on plan assets....   5.50% - 7.50%    5.50% - 7.75%

                       NTL INCORPORATED AND SUBSIDIARIES

     The components of net pension costs are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
                                                              (IN MILLIONS)
Service cost...............................................  $ 17.3   $ 16.7   $ 12.0
Interest cost..............................................    16.8     16.8     12.0
Actual return on plan assets...............................    46.0    (15.7)   (43.1)
Net amortization and deferral..............................   (79.5)   (19.4)    26.8
                                                             ------   ------   ------
                                                             $  0.6   $ (1.6)  $  7.7
                                                             ======   ======   ======

19.  LEASES

     Certain of the Company's facilities and equipment are leased under operating or capital leases.

     A summary of assets held under capital lease are as follows (in millions):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Land, buildings and equipment...............................  $100.3   $ 95.8
Less: accumulated depreciation..............................   (28.5)   (22.2)
                                                              ------   ------
                                                              $ 71.8   $ 73.6
                                                              ======   ======

     Future minimum annual payments at December 31, 2001 are as follows (in millions). The table reflects the Company's contractual obligations, but the entire obligation has been classified as current.

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
Year ending December 31:
  2002......................................................  $   9.3    $ 64.5
  2003......................................................      8.2      60.8
  2004......................................................      7.4      59.1
  2005......................................................      6.5      56.7
  2006......................................................      6.2      55.4
  Thereafter................................................    155.2     416.0
                                                              -------    ------
Total minimum lease payments................................    192.8    $712.5
                                                              =======    ======
Less: amount representing interest..........................   (129.8)
                                                              -------
Present value of net minimum obligations....................     63.0
Less: current portion.......................................    (63.0)
                                                              -------
                                                              $    --
                                                              =======

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

     The Company has agreed to provide funds to its unconsolidated affiliates generally if and when requested to do so and only upon the satisfaction of certain conditions. The estimated aggregate amount as of December 31, 2001 was $73.9 million. These unconsolidated affiliates include the media partnerships with the Football League and with various UK football clubs for Internet marketing and sponsorships. The Company's wholly-owned indirect subsidiary, Premium TV Limited, has entered into these football related partnerships.

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

     The accounting policies of the segments are the same as those described in the Significant Accounting Policies note. The Company's management evaluates segment performance based on various financial and non-financial measurements. The Company's primary measure of profit or loss is EBITDA. The results of operations data utilized in financial measurements are revenues and EBITDA, which is earnings before interest, taxes, depreciation and amortization, franchise fees, non-cash compensation, other charges, corporate expenses, asset impairments, share of (losses) from equity investments, other (losses) gains, foreign currency transactions gains (losses) and extraordinary items. Certain selling, general and administrative expenses are allocated to segments based on revenues. Management does not allocate costs of shared services departments and jointly used assets for purposes of measuring segment performance. The reportable segments are strategic business units that are managed separately and offer different services.

     The Company's primary measure of profit or loss for each reportable segment is EBITDA as defined above. The Company considers EBITDA an important indicator of the operational strength and performance of its reportable segments, including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA excludes the impact of costs and expenses that do not directly effect cash flows such as depreciation, amortization, asset impairments, non-cash compensation and share of (losses) from equity

                       NTL INCORPORATED AND SUBSIDIARIES
investments. The Company also excludes costs and expenses that are not directly related to the performance of a single reportable segment from EBITDA rather than allocate these costs and expenses to multiple reportable segments. Other charges, corporate expenses, franchise fees and foreign currency transactions are not directly related to a single segment. EBITDA should be considered in addition to, not as a substitute for, operating (loss), net (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

                                   BROADCAST   CONSUMER    BUSINESS    SHARED      TOTAL
                                   ---------   ---------   --------   --------   ---------
                                                        (IN MILLIONS)
YEAR ENDED DECEMBER 31, 2001
Revenues.........................  $  344.0    $ 2,514.6   $  840.6   $     --   $ 3,699.2
Depreciation and amortization....     109.3      2,431.8      587.9       41.5     3,170.5
EBITDA(1)........................     170.6        774.2      335.2     (571.7)      708.3
Expenditures for long-lived
  assets.........................     145.2      1,373.2      172.1      599.5     2,290.0
Total assets(2)..................   1,206.8     11,395.9    3,289.7      941.8    16,834.2
YEAR ENDED DECEMBER 31, 2000
Revenues.........................  $  318.8    $ 1,819.8   $  702.2   $     --   $ 2,840.8
Depreciation and amortization....      88.3      1,825.6      184.2       24.7     2,122.8
EBITDA(1)........................     151.9        447.6      226.2     (481.6)      344.1
Expenditures for long-lived
  assets.........................     102.6      1,822.3      724.6      281.5     2,931.0
Total assets(3)..................   1,219.4     22,672.6    3,746.0      745.7    28,383.7
YEAR ENDED DECEMBER 31, 1999
Revenues.........................  $  297.3    $   834.3   $  452.5   $     --   $ 1,584.1
Depreciation and amortization....      76.8        581.3      104.1       29.1       791.3
EBITDA(1)........................     150.1        233.5      106.6     (279.3)      210.9
Expenditures for long-lived
  assets.........................      74.5        591.3      356.7      131.8     1,154.3
Total assets(4)..................   1,167.7      6,783.2    1,319.1    2,941.6    12,211.6

---------------

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

                       NTL INCORPORATED AND SUBSIDIARIES

     The reconciliation of segment combined EBITDA to loss before income taxes and extraordinary item is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                         2001        2000       1999
                                                      ----------   ---------   -------
                                                               (IN MILLIONS)
Segment Combined EBITDA.............................  $    708.3   $   344.1   $ 210.9
(Add) Deduct:
  Franchise fees....................................          --          --      16.5
  Non-cash compensation.............................        30.6          --        --
  Other charges.....................................       311.7        92.7      16.2
  Corporate expenses................................        66.8        47.5      29.4
  Asset impairments.................................     9,072.7          --        --
  Depreciation......................................     1,549.7       996.6     490.3
  Amortization......................................     1,620.8     1,126.2     301.0
  Interest income and other, net....................       (51.1)      (72.5)    (67.8)
  Interest expense..................................     1,440.9     1,036.8     680.7
  Share of losses from equity investments...........       683.2        70.9      18.4
  Other losses (gains)..............................       147.4          --    (493.1)
  Foreign currency transaction losses (gains).......        13.7       120.6     (12.7)
                                                      ----------   ---------   -------
                                                        14,886.4     3,418.8     978.9
                                                      ----------   ---------   -------
Loss before income taxes and extraordinary item.....  $(14,178.1)  $(3,074.7)  $(768.0)
                                                      ==========   =========   =======

22.  GEOGRAPHIC INFORMATION

                                     UNITED
                                     STATES      UK       SWITZERLAND   OTHER      TOTAL
                                     ------   ---------   -----------   ------   ---------
                                                         (IN MILLIONS)
2001
  Revenues.........................  $  --    $ 3,170.3    $  393.5     $135.4   $ 3,699.2
  Long-lived assets................   17.3     11,844.8     2,630.9      788.1    15,281.1
2000
  Revenues.........................  $  --    $ 2,434.8    $  277.3     $128.7   $ 2,840.8
  Long-lived assets................   26.7     21,751.7     3,839.8      974.1    26,592.3
1999
  Revenues.........................  $  --    $ 1,508.2    $     --     $ 75.9   $ 1,584.1
  Long-lived assets................    1.6      8,227.6          --      663.8     8,893.0

23.  SUBSEQUENT EVENT

     On April 2, 2002, the Company announced that it completed the sale of its Australian broadcast business to Macquarie Bank for A$850.0 million ($434.9 million) in an all cash transaction. The net proceeds from the sale after the repayment of the outstanding bank credit facility and transaction related costs were approximately A$574.0 million ($293.7 million).

                                NTL INCORPORATED

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2001        2000
                                                              ----------   ---------
                                                                  (IN MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    124.3   $    69.2
  Marketable securities.....................................          --        60.0
  Other.....................................................         1.0         0.9
                                                              ----------   ---------
Total current assets........................................       125.3       130.1
Investments in and loans to affiliates, net.................          --    10,326.9
Deferred financing costs, net of accumulated amortization of
  $0.2 (2001) and none (2000)...............................         3.9          --
Note receivable from CoreComm Limited, net of allowance of
  $7.0......................................................         9.2          --
                                                              ----------   ---------
Total assets................................................  $    138.4   $10,457.0
                                                              ==========   =========
LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY
Current liabilities.........................................  $    142.3   $     6.4
Investments in and loans to affiliates, net.................     3,764.8          --
Redeemable preferred stock..................................     2,773.7     2,083.2
Shareholders' (deficiency) equity:
  Series preferred stock....................................          --          --
  Common stock..............................................         2.8         2.7
  Additional paid-in capital................................    13,720.0    13,764.7
  Accumulated other comprehensive (loss)....................    (1,072.8)     (448.9)
  (Deficit).................................................   (19,192.4)   (4,951.1)
                                                              ----------   ---------
                                                                (6,542.4)    8,367.4
                                                              ----------   ---------
Total liabilities and shareholders' (deficiency) equity.....  $    138.4   $10,457.0
                                                              ==========   =========

                            See accompanying notes.

                                NTL INCORPORATED

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                  FOR THE PERIOD FROM
                                                                 YEAR ENDED         MAY 18, 2000 TO
                                                              DECEMBER 31, 2001    DECEMBER 31, 2000
                                                              -----------------   -------------------
                                                                           (IN MILLIONS)
COSTS AND EXPENSES
Asset impairments...........................................     $    426.3            $      --
Corporate expenses..........................................           29.4                  9.4
Amortization................................................            0.2                   --
                                                                 ----------            ---------
Operating (loss)............................................         (455.9)                (9.4)
OTHER INCOME (EXPENSE)
Interest income and other, net..............................            4.7                 10.9
Interest expense............................................           (5.3)                  --
Foreign currency transaction (losses) gains.................           (0.4)                 1.9
                                                                 ----------            ---------
(Loss) income before income taxes and equity in net (loss)
  of affiliates.............................................         (456.9)                 3.4
Income tax expense..........................................             --                 (0.2)
                                                                 ----------            ---------
(Loss) income before equity in net (loss) of affiliates.....         (456.9)                 3.2
Equity in net (loss) of subsidiaries........................      (13,784.4)            (2,966.9)
                                                                 ----------            ---------
Net (loss)..................................................      (14,241.3)            (2,963.7)
Preferred stock dividend....................................         (325.7)              (194.0)
                                                                 ----------            ---------
Net (loss) available to common shareholders.................     $(14,567.0)           $(3,157.7)
                                                                 ==========            =========

                            See accompanying notes.

                                NTL INCORPORATED

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  FOR THE PERIOD FROM
                                                                 YEAR ENDED         MAY 18, 2000 TO
                                                              DECEMBER 31, 2001    DECEMBER 31, 2000
                                                              -----------------   -------------------
                                                                           (IN MILLIONS)
Net cash (used in) provided by operating activities.........       $ (6.2)             $     0.7
INVESTING ACTIVITIES
Purchase of marketable securities...........................           --                  (96.9)
Proceeds from sales of marketable securities................         60.3                  202.6
Contribution to subsidiary..................................           --                   (4.3)
Due from CoreComm Limited...................................        (15.0)                    --
Decrease in investments in and loans to affiliates..........        (92.9)              (4,229.3)
                                                                   ------              ---------
Net cash (used in) investing activities.....................        (47.6)              (4,127.9)
FINANCING ACTIVITIES
Proceeds from borrowings, net of financing costs............         95.9                     --
Proceeds from exercise of stock options and warrants........           --                    6.8
Proceeds from issuance of preferred stock...................           --                1,862.0
Proceeds from issuance of common stock......................         13.0                2,327.6
                                                                   ------              ---------
Net cash provided by financing activities...................        108.9                4,196.4
                                                                   ------              ---------
Increase in cash and cash equivalents.......................         55.1                   69.2
Cash and cash equivalents at beginning of period............         69.2                     --
                                                                   ------              ---------
Cash and cash equivalents at end of period..................       $124.3              $    69.2
                                                                   ======              =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest....................       $  3.1              $      --
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Accretion of dividends and discount on preferred stock......       $220.8              $    78.1
Conversion of Convertible Notes, net of unamortized deferred
  financing costs...........................................        128.3                     --
Common stock and stock options issued for acquisition.......          4.3                     --
Redeemable preferred stock issued for investment in
  affiliates................................................        518.0                     --

                            See accompanying notes.

                                NTL INCORPORATED

        SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

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

3.  REDEEMABLE PREFERRED STOCK

     Dividends on the Variable Coupon Redeemable Preferred Stock, Series A ("Variable Coupon Redeemable Preferred Stock") are payable quarterly at the Company's option in cash or additional shares of Variable Coupon Redeemable Preferred Stock at a quarterly rate based on a quotient of (x) the sum of (1) the EURIBOR Rate in effect on the first day of every dividend period plus (2) 2.5% over (y) four, per share. The Variable Coupon Redeemable Preferred Stock has a stated value and liquidation preference of $10,000 per share and is mandatorily redeemable for cash by the Company on May 18, 2002. The Company's 27% interest in Noos is pledged to France Telecom to secure the mandatory redemption obligation under its Variable Coupon Redeemable Preferred Stock.

     Dividends on the 6.5% Fixed Coupon Redeemable Preferred Stock, Series A ("6.5% Redeemable Preferred Stock") are cumulative and are payable in cash upon redemption. The 6.5% Redeemable Preferred Stock has a stated value and liquidation preference of $10,000 per share and is mandatorily redeemable for cash by the Company on May 18, 2007.

     Dividends on the Cumulative Convertible Preferred Stock, Series A ("Convertible Preferred Stock") are payable quarterly in additional shares of Convertible Preferred Stock, at the following quarterly dividend rates: (i) from September 12, 2001 through March 26, 2002, $13.44 per share, (ii) from March 27, 2002 through March 26, 2003, $21.23 per share and (iii) from March 27, 2003 through March 26, 2004, $26.61 per share. Once the Convertibility Date (as defined below) is set, the quarterly dividend rate resets to $16.12 per share and the Convertible Preferred Stock becomes eligible for conversion into shares of the Company's common stock beginning on a "Convertibility Date," at which time the conversion price is set at 125% of the immediately preceding 25 trading day volume-weighted average price of the Company's common stock (the "Convertibility Base Price"). The Convertibility Date is as follows: March 27, 2002, unless the Company elects to delay convertibility until March 27, 2003 or, alternatively, redeems, at its option, all shares of the Convertible Preferred Stock on March 27, 2002 in cash; if the Company has delayed, March 27, 2003, unless the Company elects again to delay convertibility until March 27, 2004, which it may only do if the Convertibility Base Price would be less than or equal to $65.00 per share (as may be adjusted for certain antidilutive events); the Company may also elect, instead, to redeem all shares of the Convertible Preferred Stock on March 27, 2003 in cash; if the Company has delayed, March 27, 2004, unless the Company elects to redeem all shares of the Convertible Preferred Stock on March 27, 2004 in cash. In no event will the Convertibility Date be after March 27, 2004. In March 2002, the company elected to delay the Convertibility Date until at least March 27, 2003. The Convertible Preferred Stock has a stated value and liquidation preference of $1,075.17 per share and is mandatorily redeemable for cash by the Company on March 27, 2009.

                                NTL INCORPORATED

        SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

Holders of Convertible Preferred Stock other than any commercial bank or their affiliates may at any time elect, subject to some conditions, to exchange their Convertible Preferred Stock for up to a 50% interest in an entity holding the Company's Swiss operations.

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

                       NTL INCORPORATED AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

COL. A                               COL. B                 COL. C                  COL. D         COL. E
--------------------------------  ------------    ---------------------------    -------------    ---------
                                                           ADDITIONS
                                                  ---------------------------
                                                                     (2)
                                                     (1)         CHARGED TO
                                   BALANCE AT     CHARGED TO        OTHER        (DEDUCTIONS)/     BALANCE
                                  BEGINNING OF    COSTS AND      ACCOUNTS --       ADDITIONS       AT END
DESCRIPTION                          PERIOD        EXPENSES       DESCRIBE         DESCRIBE       OF PERIOD
--------------------------------  ------------    ----------    -------------    -------------    ---------
                                                                (IN MILLIONS)
Year ended December 31, 2001
  Allowance for doubtful
     accounts...................     $141.4         $60.7           $ --            $(68.3)(a)     $133.8
                                     ======         =====           ====            ======         ======
  Allowance for loans
     receivable.................     $   --         $37.2           $ --            $   --         $ 37.2
                                     ======         =====           ====            ======         ======
Year ended December 31, 2000
  Allowance for doubtful
     accounts...................     $ 85.6         $98.9           $ --            $(43.1)(b)     $141.4
                                     ======         =====           ====            ======         ======
Year ended December 31, 1999
  Allowance for doubtful
     accounts...................     $ 38.5         $46.2           $ --            $0.9(c)        $ 85.6
                                     ======         =====           ====            ======         ======

---------------

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