Form 10-Q/A
period 2002-03-31
NTL INC/DE/
filed 2002-09-20
CIK 1114937

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     The number of shares outstanding of the issuer's common stock as of March 31, 2002 was 276,626,476.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       NTL INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                               PAGE
                                                               ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
  Condensed Consolidated Balance Sheets -- March 31, 2002
     and December 31, 2001..................................     2
  Condensed Consolidated Statements of Operations -- Three
     months ended March 31, 2002 and 2001...................     3
  Condensed Consolidated Statement of Shareholders'
     (Deficiency) -- Three months ended March 31, 2002......     4
  Condensed Consolidated Statements of Cash Flows -- Three
     months ended March 31, 2002 and 2001...................     5
  Notes to Condensed Consolidated Financial Statements......     6
Item 2. Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................    26
Item 3. Quantitative and Qualitative Disclosures about
  Market Risk...............................................    49
Risk Factors................................................    53
PART II. OTHER INFORMATION
Item 3. Defaults Upon Senior Securities.....................    60
Item 6. Exhibits and Reports on Form 8-K....................    63
SIGNATURES..................................................    64

This Quarterly Report on Form 10-Q/A, Amendment No. 1, for the three months ended March 31, 2002, at the time of filing with the Securities and Exchange Commission (the "Commission"), modifies and supercedes NTL Incorporated's Quarterly Report on Form 10-Q for the three months ended March 31, 2002, filed with the Commission on June 17, 2002.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NTL INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)    (SEE NOTE)
                                                                    (IN MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    608.6     $    481.8
  Marketable securities.....................................        14.1             --
  Accounts receivable-trade, less allowance for doubtful
    accounts of $122.5 (2002) and $133.8 (2001).............       531.4          713.6
  Other.....................................................       337.6          329.9
  NTL Australia assets......................................       405.7          405.0
                                                              ----------     ----------
Total current assets........................................     1,897.4        1,930.3
Fixed assets, net...........................................    11,912.9       12,338.1
Intangible assets, net......................................     1,806.8        1,849.8
Investments in and loans to affiliates, net.................       234.5          272.4
Other assets, net of accumulated amortization of $165.4
  (2002) and $150.0 (2001)..................................       442.8          447.9
                                                              ----------     ----------
Total assets................................................  $ 16,294.4     $ 16,838.5
                                                              ==========     ==========
LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)
Current liabilities:
  Accounts payable..........................................  $    444.9     $    431.1
  Accrued expenses and other................................       889.5        1,007.9
  Accrued construction costs................................        82.4          107.8
  Interest payable..........................................       365.9          302.5
  Deferred revenue..........................................       434.9          481.6
  Current portion of long-term debt.........................    18,017.1       17,666.1
  NTL Australia liabilities.................................       193.1          182.9
                                                              ----------     ----------
Total current liabilities...................................    20,427.8       20,179.9
Long-term debt..............................................          --             --
Other.......................................................       125.6          168.1
Commitment and contingent liabilities
Deferred income taxes.......................................       231.5          259.2
Redeemable preferred stock -- $.01 par value, plus accreted
  dividends; liquidation preference $2,884.2; less
  unamortized discount of $42.9 (2002) and $53.4 (2001);
  issued and outstanding 2.1 (2002) and 2.1 (2001) shares...     2,826.2        2,773.7
Shareholders' (deficiency):
  Series preferred stock -- $.01 par value; authorized 10.0
    shares; liquidation preference $3,038.2; issued and
    outstanding 3.0 (2002) and 3.0 (2001) shares............          --             --
  Common stock -- $.01 par value; authorized 800.0 shares;
    issued and outstanding 276.6 (2002) and 276.6 (2001)
    shares..................................................         2.8            2.8
  Additional paid-in capital................................    13,621.6       13,720.0
  Accumulated other comprehensive (loss)....................    (1,148.5)      (1,072.8)
  (Deficit).................................................   (19,792.6)     (19,192.4)
                                                              ----------     ----------
                                                                (7,316.7)      (6,542.4)
                                                              ----------     ----------
Total liabilities and shareholders' (deficiency)............  $ 16,294.4     $ 16,838.5
                                                              ==========     ==========

---------------

NOTE: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

                            See accompanying notes.

                       NTL INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2002         2001
                                                              ---------   ----------
                                                                   (UNAUDITED)
                                                                  (IN MILLIONS,
                                                              EXCEPT PER SHARE DATA)
REVENUES
Consumer telecommunications and television..................  $  608.4    $   610.9
Business telecommunications.................................     215.6        201.2
Broadcast transmission and other............................      70.0         68.1
                                                              --------    ---------
                                                                 894.0        880.2
COSTS AND EXPENSES
Operating expenses (exclusive of depreciation shown
  separately below).........................................     435.8        438.7
Selling, general and administrative expenses................     212.3        322.2
Recapitalization expense....................................      45.8           --
Other charges...............................................       2.6          7.4
Corporate expenses..........................................      13.6         12.5
Depreciation................................................     362.9        331.3
Amortization................................................      32.7        423.9
                                                              --------    ---------
                                                               1,105.7      1,536.0
                                                              --------    ---------
Operating (loss)............................................    (211.7)      (655.8)
OTHER INCOME (EXPENSE)
Interest income and other, net..............................      15.1          9.0
Interest expense............................................    (371.9)      (355.1)
Share of (losses) from equity investments...................     (48.9)       (42.9)
Foreign currency transaction (losses).......................      (5.0)       (13.7)
                                                              --------    ---------
(Loss) before income taxes and discontinued operations......    (622.4)    (1,058.5)
Income tax benefit..........................................      22.0         16.1
                                                              --------    ---------
(Loss) from continuing operations...........................    (600.4)    (1,042.4)
Discontinued operations:
  Loss from operations of NTL Australia.....................      (1.0)        (1.9)
  Income tax benefit........................................       1.2          1.4
                                                              --------    ---------
Income (loss) from discontinued operations..................       0.2         (0.5)
                                                              --------    ---------
Net (loss)..................................................    (600.2)    (1,042.9)
Preferred stock dividends...................................     (98.4)       (65.1)
                                                              --------    ---------
Net (loss) available to common shareholders.................  $ (698.6)   $(1,108.0)
                                                              ========    =========
Basic and diluted net (loss) per common share:
  (Loss) from continuing operations.........................  $  (2.53)   $   (4.04)
  Income (loss) from discontinued operations................        --           --
                                                              --------    ---------
  Net (loss) per common share...............................  $  (2.53)   $   (4.04)
                                                              ========    =========
  Weighted average shares...................................     276.6        274.5
                                                              ========    =========

                            See accompanying notes.

                       NTL INCORPORATED AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIENCY)

                                                              SERIES PREFERRED
                                                               STOCK $.01 PAR       COMMON STOCK
                                                                    VALUE          $.01 PAR VALUE
                                                              -----------------    --------------
                                                              SHARES      PAR      SHARES    PAR
                                                              -------    ------    ------    ----
                                                                          (UNAUDITED)
                                                                         (IN MILLIONS)
BALANCE, DECEMBER 31, 2001..................................    3.0      $  --     276.6     $2.8
Accreted dividends on preferred stock.......................
Accretion of discount on preferred stock....................
Comprehensive loss:
Net loss for the three months ended March 31, 2002..........
Currency translation adjustment.............................
Unrealized net losses on investments........................
Unrealized net losses on derivatives........................
     Total..................................................
                                                                ---      -----     -----     ----
BALANCE, MARCH 31, 2002.....................................    3.0      $  --     276.6     $2.8
                                                                ===      =====     =====     ====

                                                                       ACCUMULATED OTHER
                                                                      COMPREHENSIVE LOSS
                                                            ---------------------------------------
                                                                          UNREALIZED    UNREALIZED
                               ADDITIONAL                     FOREIGN         NET           NET
                                PAID-IN     COMPREHENSIVE    CURRENCY      LOSSES ON     LOSSES ON
                                CAPITAL         LOSS        TRANSLATION   INVESTMENTS   DERIVATIVES   (DEFICIT)
                               ----------   -------------   -----------   -----------   -----------   ----------
                                                                  (UNAUDITED)
                                                                 (IN MILLIONS)
BALANCE, DECEMBER 31, 2001...  $13,720.0                     $(1,042.5)     $(15.3)       $(15.0)     $(19,192.4)
Accreted dividends on
  preferred stock............      (87.9)
Accretion of discount on
  preferred stock............      (10.5)
Comprehensive loss:
Net loss for the three months
  ended March 31, 2002.......                  $(600.2)                                                   (600.2)
Currency translation
  adjustment.................                    (74.9)          (74.9)
Unrealized net losses on
  investments................                      0.3                         0.3
Unrealized net losses on
  derivatives................                     (1.1)                                     (1.1)
     Total...................                  $(675.9)
                               ---------       -------       ---------      ------        ------      ----------
BALANCE, MARCH 31, 2002......  $13,621.6                     $(1,117.4)     $(15.0)       $(16.1)     $(19,792.6)
                               =========       =======       =========      ======        ======      ==========

                            See accompanying notes.

                       NTL INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                  (UNAUDITED)
                                                                 (IN MILLIONS)
Net cash (used in) operating activities.....................  $ (43.2)   $ (78.7)
INVESTING ACTIVITIES
Purchase of fixed assets....................................   (231.2)    (600.7)
Investment in and loans to affiliates.......................    (11.2)     (75.0)
Increase in other assets....................................     (6.7)     (47.0)
Proceeds from sales of assets...............................      8.9         --
Purchase of marketable securities...........................    (14.1)        --
Proceeds from sales of marketable securities................       --       60.3
                                                              -------    -------
Net cash (used in) investing activities.....................   (254.3)    (662.4)
FINANCING ACTIVITIES
Proceeds from borrowings, net of financing costs............    430.4      618.1
Principal payments..........................................     (0.9)     (82.2)
Proceeds from exercise of stock options and warrants........       --       10.1
                                                              -------    -------
Net cash provided by financing activities...................    429.5      546.0
Effect of exchange rate changes on cash.....................     (5.2)     (16.3)
                                                              -------    -------
Increase (decrease) in cash and cash equivalents............    126.8     (211.4)
Cash and cash equivalents at beginning of period............    481.8      579.4
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 608.6    $ 368.0
                                                              =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest exclusive of amounts
  capitalized...............................................  $ 231.7    $ 203.6
Income taxes paid...........................................       --        2.2
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Accretion of dividends and discount on preferred stock......  $  98.4    $  31.2
Conversion of Convertible Notes.............................       --      128.3

                            See accompanying notes.

                       NTL INCORPORATED AND SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in NTL Incorporated's Annual Report on Form 10-K for the year ended December 31, 2001.

     As indicated below, substantial doubt exists about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE B -- RECAPITALIZATION PROCESS AND ABILITY TO CONTINUE OPERATIONS

     On May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code (referred to as the proposed recapitalization plan). NTL's operating subsidiaries were not included in the Chapter 11 filing. Toward the end of 2001, while the Company continued to have sufficient liquidity to meet its near term obligations, it recognized the negative impact of the collapsing European and U.S. telecommunications markets on its ability to service its debt. Accordingly, the Company began to implement a strategy to preserve and maximize its enterprise value. This strategy included the implementation of cost-cutting measures and the commencement of discussions with certain third parties regarding strategic alternatives for NTL's business.

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

                       NTL INCORPORATED AND SUBSIDIARIES

     In addition, the Company's UK credit facilities are fully drawn. The revolving tranche of the Cablecom credit facility has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite majority of the lenders under that facility. The term tranche of the Cablecom credit facility is fully drawn. NTL Communications Corp., a wholly-owned indirect subsidiary of the Company, did not pay cash interest on certain series of its notes that was due on April 1, 2002, April 15, 2002 and May 15, 2002. NTL Incorporated and NTL (Delaware), Inc. also did not pay cash interest and related fees on a series of their notes that was due on April 15, 2002. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

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

     Beginning in January 2002, NTL was contacted by an unofficial committee of bondholders regarding the commencement of a comprehensive and consensual restructuring process. NTL has been informed that the members of the unofficial steering committee of bondholders own, in the aggregate, more than 50% of the outstanding principal amount of NTL's notes. In connection with the restructuring process, the steering committee of the unofficial committee of bondholders retained advisors to facilitate the negotiations.

     On January 31, 2002, NTL announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen its balance sheet and reduce debt and put an appropriate capital structure in place for its business. Subsequently, NTL evaluated various recapitalization alternatives, and met with a number of strategic investors, to effect a comprehensive consensual reorganization in a timely manner to minimize negative effects on its business operations. Discussions with such strategic investors did not result in a proposal which NTL's board of directors believed was comparable or superior to the value provided to its stakeholders by the proposed plan of reorganization.

     Liberty Media Corporation, one of such potential strategic investors, which is also a significant shareholder in Telewest plc, another British cable and telephone company, has discussed various transactions with NTL from time to time over the past several years. In March 2002, Liberty and NTL amended a previously existing confidentiality agreement between them to cover the restructuring process and to include a "standstill" agreement which prohibited various acquisitions of, or offers, for NTL debt or equity securities by Liberty and its subsidiaries until June 30, 2002.

     On April 17, 2002, Liberty sent a proposal to NTL's board of directors, which proposed a cash tender offer for 30% of the outstanding bonds of NTL Communications Corp. at a "small premium" to the prevailing market price and an agreement to vote such acquired bonds in favor of the proposed plan of reorganization, as well as a "participation" with NTL in a cash infusion of up to $500 million into Cablecom. After consultation with NTL's board of directors and the steering committee of bondholders on April 18, 2002, NTL indicated to Liberty that it did not consider the Liberty proposal to be in the best interests of NTL and that the best course of action for NTL to maximize its enterprise value was to promptly consummate the proposed plan of

                       NTL INCORPORATED AND SUBSIDIARIES
reorganization. Subsequent to April 18, 2002, Liberty has continued discussions with NTL with respect to Cablecom.

     Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, NTL commenced negotiations with the steering committee of the unofficial committee of bondholders and its legal and financial advisors. The negotiations continued during the latter part of March and throughout April 2002, and also included France Telecom. On April 16, 2002, the Company announced that it had reached a comprehensive agreement in principle with the committee (holding over 50% of the face value of NTL and its subsidiaries' public bonds) and France Telecom, a significant holder of the Company's preferred stock, on implementing a recapitalization plan. On May 2, 2002, a steering committee of the lending banks under the Company's credit facilities gave their approval in principle (on a non-legally binding basis) to the Company's proposed plan of reorganization.

     The reorganization plan, if implemented, will result in the cancellation of all of NTL Incorporated's outstanding shares of common stock, preferred stock and redeemable preferred stock, and the cancellation of all of the publicly held notes of NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. and the transfer of the publicly held notes of Diamond Cable Communications Limited to NTL UK and Ireland. In addition, if the plan is implemented the Company will be discharged from its obligation to pay dividends accruing on the canceled preferred stock and interest accruing on the canceled notes. The reorganization plan contemplates that the UK bank debt will remain in place as part of the recapitalization. NTL would be split into two companies, one tentatively called NTL UK and Ireland, holding its main UK and Ireland assets, and one tentatively called NTL Euroco, holding certain of its continental European and other assets.

     To implement the proposed recapitalization, on May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. NTL's operating subsidiaries were not included in the Chapter 11 filing.

     On June 21, 2002, the United States Trustee appointed an official creditors' committee. The creditors' committee is comprised of the three indenture trustees for the debt securities of the Company and the ten members of the steering committee of the Company's bondholders. The members of the creditors' committee are: The Bank of New York; Wilmington Trust Company; Wells Fargo Bank Minnesota, National Association; Angelo Gordon & Co. LP; Capital Research & Management Company; Franklin Mutual Advisers, LLC; Oaktree Capital Management LLC; Salomon Brothers Asset Management; Appaloosa Management, LP; Fidelity Management & Research Co.; MacKay Shields LLC; SAB Capital Management, L.P.; and W.R. Huff Asset Management Co., LLC.

     On May 24, 2002, NTL and its debtor subsidiaries filed an amended joint reorganization plan and disclosure statement. A copy of the amended joint reorganization plan and the related disclosure statement are included as exhibits to NTL Incorporated's Current Report on Form 8-K filed on May 24, 2002.

     The filing of the petitions seeking relief filed under Chapter 11 constituted an event of default under the indentures of each of the entities which filed such Chapter 11 petitions and amounts outstanding under these indentures became immediately due and payable. The Company's Chapter 11 petitions also constituted an event of default under the Company's UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable.

  RECAPITALIZATION EXPENSE

     Recapitalization expense of $45.8 million in 2002 includes $8.8 million for employee retention related to substantially all of our UK employees and $37.0 million for financial advisor, legal, accounting and consulting costs. We expect to incur approximately $90.0 million in additional recapitalization costs until we complete the process.

                       NTL INCORPORATED AND SUBSIDIARIES

  DIP FACILITY

     In connection with the proposed joint reorganization plan, some members of the official unsecured creditors' committee of bondholders committed to provide up to $500 million of new debt financing to the Company and some of its subsidiaries during the Chapter 11 process. The new financing will ensure that the Company's business operations have access to sufficient liquidity to continue ordinary operations. GE Capital, an affiliate of GE Capital Structured Finance Group Limited, one of the lenders under the Senior Credit Facility, and Wilmington Trust Company, the trustee under the Indentures governing certain of the NTL Inc. subordinated notes, filed objections to the DIP facility. The Bankruptcy Court approved the DIP facility in the principal amount of $630 million (including a $130 million commitment from NTL (Delaware), Inc. and $500.0 million from certain members of the creditors' committee) over such objections in an order issued on July 3, 2002. On July 15, 2002, the various lenders under the DIP facility and NTL (Delaware), Inc., entered into the DIP facility agreement with Communications Cable Funding Corp., a subsidiary of NTL Incorporated, to provide $630 million in financing to Communications Cable Funding Corp.

     In connection with the commitment, NTL Incorporated and its debtor subsidiaries were to pay a commitment fee to the bondholder DIP lenders equal to 2% of the $500 million commitment (i.e., $10 million). Accordingly, on May 6, 2002, and May 7, 2002, NTL delivered to its bank written instructions to pay by wire transfer to each lender under the DIP facility such lender's pro rata portion of the commitment fee. Due to administrative difficulties, however, some of the lenders under the DIP facility did not receive their pro rata portion of the commitment fee prior to the commencement of the Chapter 11 cases. In total, as of May 8, 2002, $428,000 of the $10 million commitment fee had not been paid to the applicable lenders under the DIP facility. Pursuant to an order of the court dated May 31, 2002, the remaining $428,000 of the commitment fee was paid to the applicable lenders under the DIP facility.

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

                       NTL INCORPORATED AND SUBSIDIARIES

     A copy of the DIP facility agreement was attached as an exhibit to Form 8-K, filed by the Company with the Commission on July 19, 2002.

  EXIT FACILITY

     The Company expects that the reorganized NTL and/or Communications Cable Funding Corp. will enter into an exit financing facility. The exit financing or any alternative financing would refinance (at least in part) the DIP facility and may be used as consideration for the refinancing of the note payable to NTL (Delaware), Inc. from NTL (UK) Group Inc. Because of the present market conditions which are unfavorable to telecommunications companies generally, there can be no assurance that NTL will successfully obtain an acceptable exit facility, although NTL is presently in discussions with various parties about alternatives.

     The Company expects that the exit facility may be secured by various assets of the reorganized NTL, including those which secure the DIP facility, would rank senior to all current and future subordinated debt of the reorganized NTL.

     The Company also expects that the exit facility would impose operating and financial restrictions on the reorganized NTL and its subsidiaries. These restrictions would significantly limit or prohibit, among other things, the reorganized NTL's ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, or make distributions in respect of capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge, or sell all or substantially all of their assets. The exit facility also likely would require the reorganized NTL to satisfy financial covenants on an ongoing basis. The Company cannot determine at this time whether these financial covenants would have a material impact on the reorganized NTL's ability to finance future operations or capital needs or to engage in other business activities.

     The terms, covenants, and conditions of an exit facility have not been finalized and remain subject to negotiation and final documentation.

  PROPOSED RECAPITALIZATION PLAN

     Under the proposed recapitalization plan, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding substantially all of NTL's UK and Ireland assets, and one tentatively called NTL Euroco and holding substantially all of NTL's continental European and other assets.

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

                       NTL INCORPORATED AND SUBSIDIARIES

     Current preferred and common stockholders of NTL Incorporated, including France Telecom, would receive warrants to purchase common stock of NTL UK and Ireland and rights (to be priced at a $10.5 billion enterprise value of NTL UK and Ireland) entitling them to purchase common stock of NTL UK and Ireland. For each share of common stock purchase upon exercise of rights, the person exercising such rights will receive a warrant to purchase one share of common stock of NTL UK and Ireland. The rights will be exercisable, on an oversubscription basis, for the 20-business day period after the entry of the confirmation order, as such period may be extended, and the warrants will be exercisable for a period of eight years at an exercise price of $77.47 per share. The number of shares to be received upon exercise of the warrants is subject to customary adjustments for stock splits, stock recapitalizations and distributions of property (other than cash) to holders of NTL UK and Ireland Common Stock. If fully exercised, the rights and warrants would entitle the current preferred stockholders of NTL Incorporated to acquire approximately 23.6% and the current common stockholders of NTL Incorporated to acquire approximately 8.9% of NTL UK and Ireland's primary common stock on the effective date of the recapitalization. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), and NTL Communications Corp. would have the right to purchase any shares of NTL UK and Ireland common stock and warrants not subscribed for in the rights offering by the preferred and common stockholders of NTL Incorporated. It is expected that the warrants will be listed or quoted on the same exchange or inter-dealer quotation system as the shares of common stock of the reorganized NTL.

     Current preferred stockholders, other than France Telecom, would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that, subject to the consummation of the recapitalization, France Telecom would also receive NTL Incorporated's 27% interest in Noos, pursuant to a pledge of such interest to France Telecom given at the time of its acquisition.

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

     The United States Bankruptcy Code also requires that a plan must provide the same treatment for each claim or interest in a particular class, unless a holder agrees to a less favorable treatment of its particular claim or interest. The Company believes that the proposed recapitalization plan complies with this requirement of the United States Bankruptcy Code. However, if a member of a class objects to its treatment, or if the Bankruptcy Court finds that the proposed recapitalization plan does not comply with the requirements of the United States Bankruptcy Code, confirmation of the plan could be delayed or prevented. In addition, each class of impaired claims and interests that will (or may) be entitled to receive property under the plan will have the opportunity to vote to accept or reject the plan. If an impaired class of claims or interests rejects the plan, the Company may request confirmation of the plan pursuant to the "cramdown" provisions of the United States Bankruptcy Code. Even if the requirements for "cramdown" are met, the Bankruptcy Court, which, as a court of equity may exercise substantial discretion, may choose not to confirm the plan.

                       NTL INCORPORATED AND SUBSIDIARIES

  BANK WAIVERS

     Before the Company could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under the Company's credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities. Such initial waivers did not permit NTL to make to any of its bondholders an exchange or similar offer for NTL's outstanding public notes or to enter into a legally binding agreement with the unofficial steering committee of bondholders, subject to some exceptions, without the consent of the lenders under the credit facilities. But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities.

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

     As of the date of this Form 10-Q/A, there are no current waivers from the Company's secured lenders and NTL is therefore in default under its UK credit facilities and the Cablecom credit facility. In connection with the proposed recapitalization plan, it is intended that the existing events of default under the credit facilities will be cured by amendment with effect from the effective date of the recapitalization, if it is approved by creditors and the bankruptcy court. On May 2, 2002, a memorandum was executed by the Company, a steering committee of its lending banks and the unofficial committee of its public bondholders indicating the parties' agreement in principle (on a non-legally binding basis) to the terms of the proposed recapitalization and the terms on which the Company's UK credit facilities should be amended and restated and with respect to certain matters relating to the sale of, or investment in, Cablecom.

     Cablecom GmbH, an indirect wholly-owned subsidiary of NTL (Delaware), Inc., is the principal trading company of NTL's Swiss group. There were a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom's and six of its direct and indirect subsidiaries' liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be "overindebted". This also constituted an event of default under the Cablecom credit facility, which entitled the lenders to accelerate repayment. Such an acceleration would have resulted in an event of default under NTL Incorporated's and NTL (Delaware), Inc.'s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009.

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

                       NTL INCORPORATED AND SUBSIDIARIES

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

     At the end of April 2002 the defaults existing at that time were remedied or were waived by the restatement of the credit agreement and the grant of a waiver letter. However, conditions subsequent such as the grant of new security and the deposit of share certificates relating to minority shareholdings pledged to the banks were imposed by these documents and other new finance documents executed pursuant to the restatement.

     Since the end of April 2002 the following defaults have occurred under the Cablecom finance documents: (1) The indentures issued by NTL (Delaware), Inc. and NTL Incorporated have become payable and have not been paid; (2) NTL (Delaware), Inc. has commenced negotiations with its creditors with a view to the general rescheduling of its indebtedness and has commenced proceedings under Chapter 11 of the US Bankruptcy Code pursuant to which it intends to reorganize its debt; (3) NTL (Delaware), Inc. has liabilities which exceed the value of its assets and is unable to pay its debts as they fall due; (4) Cablecom was unable to satisfy the conditions to allow it to rollover revolving advances maturing in early July 2002. The revolving advances remained unpaid for several days until Cablecom was able to obtain the consent of the banks to waive the conditions to their rollover; (5) Certain of the conditions subsequent imposed by the restated credit agreement, the waiver letter and other finance documents executed pursuant to the restated credit agreement have yet to be fulfilled.

     The outstanding defaults under the Cablecom finance documents entitle the facility agent to demand repayment of the loan and enforce the security granted to secure that loan. The facility agent has a discretion to take those steps and can be compelled to take those steps by a group of banks holding at least
66 2/3% in aggregate of the loan.

  INTEREST PAYMENTS ON PUBLIC NOTES

     The Company and its subsidiaries have substantial interest payment obligations under their existing indebtedness. NTL Communications Corp. did not make scheduled interest payments due April 1, 2002, in the aggregate amount of $74.2 million, in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008 and 11 7/8% notes due 2010. NTL Communications Corp. also did not make interest payments falling due on April 15, 2002, totaling $17.7 million, in respect of the 12 3/4% Senior Deferred Coupon Notes due 2005 and NTL Incorporated and NTL (Delaware), Inc. did not make interest payments and payment of related fees falling due on April 15, 2002, totaling $2.5 million, in respect of their 5 3/4% Convertible Subordinated Notes due 2011. In addition, NTL Communications Corp. did not make the scheduled interest payments due May 15, 2002 in the aggregate amount of $65.0 million, in respect of its 9 1/4% notes due 2006, 6 3/4% notes due 2008 and 9 7/8% notes due 2009. Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

     If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after the 30 day grace period, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under most of our other notes. Therefore, there was an

                       NTL INCORPORATED AND SUBSIDIARIES
event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under the Company's other indentures at NTL Communications Corp., NTL (Delaware), Inc., NTL Incorporated and under our UK credit facilities and under the Cablecom credit facility. This gave holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable. As a result of the payment defaults as well as the Company's voluntary filing under Chapter 11 of the United States Bankruptcy Code on May 8, 2002, there is an event of default under all of our credit facilities and the indentures governing all of our publicly traded debt, other than debt of NTL Triangle. As a result of the Chapter 11 filings, all of our publicly traded debt, other than the debt of NTL Triangle, became immediately due and payable, pursuant to the terms of the indentures governing such debt. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders' rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

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

     Pursuant to the terms of the 13% preferred stock, the unpaid dividends will continue to accrue without interest until declared and paid. Pursuant to the terms of the 5% cumulative convertible preferred stock and the cumulative convertible preferred stock, the unpaid dividends will continue to accrue without interest until declared and paid, together with an additional cash dividend on the amount so unpaid at a rate of 2% per quarter for as long as the dividends remain unpaid. The failure to declare these dividends is not a default under any of the Company's existing agreements. With respect to the 13% preferred stock and 5% cumulative convertible preferred stock, if dividends remain unpaid for six quarters, the holders of each such series shall have the right to vote separately as a class on all matters voted on by NTL Incorporated shareholders and shall have the right, along with other holders of preferred stock with similar default voting rights, to elect two additional directors to the Company's board.

     In addition, the lack of available surplus meant that the Company was not able to redeem its Variable Coupon Redeemable Preferred Stock, Series A, which is referred to as the Noos One Year Preferred, held by France Telecom, when it became mandatorily redeemable on May 18, 2002. Because the Company failed to redeem the Noos One Year Preferred on May 18, 2002, pursuant to the certificate of designation governing the Noos One Year Preferred, the holders of such preferred stock have the right, along with other holders of preferred stock with similar default voting rights, to elect two additional directors to the Company's board and shall have the right to vote separately as a class, on all matters brought to NTL Incorporated shareholders.

                       NTL INCORPORATED AND SUBSIDIARIES

     At the time of issuance of the Noos One Year Preferred, the Company pledged its shares of Noos to France Telecom to secure the mandatory redemption obligation under the Noos One Year Preferred and the 6.5% Redeemable Preferred Stock. As part of the amended joint reorganization plan (if implemented) and pursuant to this pledge, the Company will transfer its 27% interest in Noos to France Telecom.

  CREDIT RATING DOWNGRADES

     On April 3, 2002, credit rating agency Standard & Poor's lowered the long-term corporate credit rating on some of NTL's public debt to D from CCC-, citing the Company's failure to make a bond interest payment due on April 1, 2002.

  DELISTING OF NTL INCORPORATED COMMON STOCK

     On March 28, 2002, the New York Stock Exchange ("NYSE") announced that it was suspending NTL's common stock from trading on the NYSE. This determination was based upon, among other things, the selling price of NTL's common stock, which closed at $0.20 on March 26, 2002. The continued listing standards of the NYSE, which were applicable to NTL, required maintenance of a minimum share price of $1.00 over a 30 trading day period and average global market capitalization of $100 million over a 30 trading day period. NTL's common stock fell below both of these continued listing standards. In addition, on May 9, 2002, Nasdaq Europe halted trading of the NTL's common stock pending receipt of information relating to the restructuring process because of the filing of NTL's Chapter 11 cases. NTL has complied with this information request, although there can be no assurance that Nasdaq Europe will (1) not make additional information requests, (2) remove the trading halt on shares of NTL's common stock or (3) not delist shares of NTL's common stock. NTL's common stock is currently quoted on the Over the Counter Bulletin Board under the symbol "NTLD".

  SALE OF NTL AUSTRALIA

     On April 2, 2002, the Company announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$448 million) in an all cash transaction. The net proceeds from the sale were approximately A$581 million (US$306 million). At that time, the business' bank debt outstanding totaled A$227 million (US$120 million).

     On April 5, 2002, NTL (Delaware), Inc. loaned L90 million to NTL (UK) Group Inc., which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to the Company's UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL (Delaware), Inc., and the proposed plan of reorganization anticipates that such proceeds will form a portion of the consideration to be offered to bondholders of NTL (Delaware), Inc. and NTL Incorporated in satisfaction of their claims against those companies.

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

     It has also been agreed that if such a sale of all or part of Cablecom is consummated on or before August 31, 2003, the lenders under the Cablecom credit facility will be entitled to receive additional interest equal to 20% of the net proceeds of such a sale after repayment of the amounts outstanding under the Cablecom credit facility and other expenses and taxes of the sale. There can be no assurance that any outside

                       NTL INCORPORATED AND SUBSIDIARIES
investment in, or sale of all or part of, Cablecom pursuant to the Cablecom credit facility will be on terms that are favorable to NTL and such investment or sale could have a material adverse effect on NTL's finances and business.

     In particular, in the current environment, NTL's shareholding in Cablecom may have little or no value, which may result in NTL receiving little or no consideration for its equity interest in Cablecom.

     Further, if a third party makes an investment in Cablecom there can be no assurance that NTL will be able to maintain its ability to direct the management of Cablecom.

  INVESTMENTS IN AND LOANS TO AFFILIATES

     On April 15, 2002, a funding request for $20 million was received by NTL under the terms of the investment agreement relating to NTL's investment in B2. NTL has informed B2 and the other principal investors that it is not in a position to comply with this request at this time. The B2 investment agreement provides that if NTL fails to provide such funding, it may be sued for non-payment and arguably could lose certain rights under the B2 shareholders' arrangements. Pursuant to the applicable documents, if this occurs the majority remaining shareholders may also elect to terminate the shareholder arrangements with respect to NTL and exercise a contractual right to acquire on a pro rata basis NTL's interest in B2 at 25% of fair market value. If the remaining shareholders elected to exercise these rights, NTL could be forced to sell its stake in B2 at a loss. On June 25, 2002, B2 and its remaining shareholders filed a motion in the Bankruptcy Court requesting relief from the automatic stay provisions of section 362 of the Bankruptcy Code to exercise their rights under the relevant agreements. Notwithstanding the arguments raised in the motion, NTL believes that the Bankruptcy Code provides various defenses and protections of and for NTL's rights under the B2 investment agreement and in respect of its equity interest in B2 and intends to enforce vigorously its rights and protections.

     Premium TV Limited, a wholly-owned subsidiary of NTL (Delaware), Inc., is obliged to provide funding of up to approximately L62.0 million ($88.3 million) to fund various of its joint venture interests. Of this amount, the payment of approximately L50.0 million ($71.2 million) has been guaranteed by NTL (Delaware), Inc. If Premium TV Limited fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV Limited and, in respect of the guaranteed amounts, NTL (Delaware), Inc., may be sued for non-payment. As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited's interest in the relevant joint venture at a third party appraisal valuation. Premium TV Limited is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV Limited, Premium TV Limited may seek to discontinue these joint ventures and terminate their activities, which may also result in a cessation of substantially all of Premium TV Limited's activities. As a result of the restructuring process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited's interest in the relevant joint venture at a third party appraisal valuation. NTL believes, however, that it has various defenses and protections under the Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections.

  RELATIONSHIPS WITH SUPPLIERS

     The uncertainty over the Company's financial condition may adversely affect its relationships with its suppliers. If the Company's suppliers become increasingly concerned about its financial condition, they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect its results of operations, financial condition and cash flows.

                       NTL INCORPORATED AND SUBSIDIARIES

NOTE C -- SALE OF AUSTRALIA

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

     The following is the condensed assets, liabilities and results of operations of NTL Australia (unaudited except at December 31, 2001):

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
                                                                   (IN MILLIONS)
Current assets..............................................   $ 20.0        $ 32.0
Fixed assets, net...........................................    243.2         235.2
Other assets................................................    142.5         137.8
  NTL Australia assets......................................   $405.7        $405.0
Current liabilities.........................................   $ 57.8        $ 71.0
Non current liabilities.....................................    135.3         111.9
  NTL Australia liabilities.................................   $193.1        $182.9

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
                                                               (IN MILLIONS)
Revenues....................................................  $17.4    $14.6
Operating income (loss).....................................    0.3     (2.5)
Net income (loss)...........................................    0.2     (0.5)

NOTE D -- RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for the Company on January 1, 2002. This Statement superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company, except that it required the Company to treat NTL Australia as a discontinued operation beginning in the first quarter of 2002.

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

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer

                       NTL INCORPORATED AND SUBSIDIARIES
permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 142 on January 1, 2002. Primarily due to the significant impairment charge that the Company recorded in 2001, the adoption of this new standard did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

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

     The Company also performed an evaluation for impairment of its goodwill and license acquisition costs as of January 1, 2002 and determined that no impairment charge was required. The Company's next evaluation of impairment will be the annual test as of October 1, 2002, unless there are new indicators of impairment.

     Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2001 is as follows: $128.8 million in 2002, $127.6 million in 2003, $79.7 million in 2004, $42.3 million in 2005 and $34.5 million in 2006.

     The following table shows the Company's loss from continuing operations and its basic and diluted loss from continuing operations per share as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1, 2001 (unaudited) (in millions, except per share data).

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2002       2001
                                                              -------   ---------
(Loss) from continuing operations -- as reported............  $(600.4)  $(1,042.4)
Amortization of:
  Goodwill..................................................       --       366.4
  License acquisition costs.................................       --        18.8
  Other.....................................................       --         2.7
                                                              -------   ---------
                                                                   --       387.9
                                                              -------   ---------
(Loss) from continuing operations -- as adjusted............  $(600.4)  $  (654.5)
                                                              =======   =========
Basic and diluted net (loss) from continuing operations per
  share:
  As reported...............................................  $ (2.53)  $   (4.04)
  Amortization expense reduction............................       --        1.42
                                                              -------   ---------
  As adjusted...............................................  $ (2.53)  $   (2.62)
                                                              =======   =========

                       NTL INCORPORATED AND SUBSIDIARIES

NOTE E -- FIXED ASSETS

     Fixed assets consist of:

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN MILLIONS)
Operating equipment.........................................   $13,149.5     $13,312.2
Other equipment.............................................       975.1         997.6
Construction-in-progress....................................     1,323.5       1,270.4
                                                               ---------     ---------
                                                                15,448.1      15,580.2
Accumulated depreciation....................................    (3,535.2)     (3,242.1)
                                                               ---------     ---------
                                                               $11,912.9     $12,338.1
                                                               =========     =========

NOTE F -- INTANGIBLE ASSETS

     Intangible assets consist of:

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN MILLIONS)
Intangible assets not subject to amortization:
Goodwill....................................................   $1,605.5       $1,626.3
License acquisition costs...................................       55.2           54.7
Intangible assets subject to amortization:
Customer lists, net of accumulated amortization of $186.5
  (2002) and $169.3 (2001)..................................      146.1          168.8
                                                               --------       --------
                                                               $1,806.8       $1,849.8
                                                               ========       ========

NOTE G -- INVESTMENTS IN AND LOANS TO AFFILIATES

     The Company has investments in various companies and joint ventures which are accounted for under either the equity method or the cost method. The Company's significant equity investments include its 27% interest in Noos S.A., the market leading French broadband company, which offers analog and digital cable television, high speed Internet and telephone services, its 34.01% interest in Svenska Bredbandsbolaget ("B2"), a company based in Sweden, which provides "always on," low cost access to a high-capacity broadband network that provides transmission, both to and from the customer, at the same speed and at the same time, and its 50% interest in eKabel InvestCo, which owns 65% of iesy Hessen GmbH ("iesy"), the largest cable television network in the German province of Hessen.

     The companies in which we hold minority investments may require additional financing. There can be no assurance that iesy will meet the conditions precedent to access additional funds under its credit facility or that it will be in compliance with the covenants under its debt agreements. The failure of iesy to obtain required funding or a default entitling the lenders to accelerate repayment of iesy's borrowings would adversely affect the value of NTL's investment in iesy.

     In addition, on April 15, 2002, a funding request for $20 million was received by NTL under the terms of the investment agreement relating to NTL's investment in B2. NTL has informed B2 and the other principal investors that it is not in a position to comply with this request at this time. The B2 investment agreement provides that if NTL fails to provide such funding, it may be sued for non-payment and arguably could lose

                       NTL INCORPORATED AND SUBSIDIARIES
certain rights under the B2 shareholders' arrangements. Pursuant to the applicable documents, if this occurs the majority remaining shareholders may also elect to terminate the shareholder arrangements with respect to NTL and exercise a contractual right to acquire on a pro rata basis NTL's interest in B2 at 25% of fair market value. If the remaining shareholders elected to exercise these rights, NTL could be forced to sell its stake in B2 at a loss. On June 25, 2002, B2 and its remaining shareholders filed a motion in the United States Bankruptcy Court requesting relief from the automatic stay provisions of section 362 of the Bankruptcy Code to exercise their rights under the relevant agreements. Notwithstanding the arguments raised in the motion, NTL believes that the Bankruptcy Code provides various defenses and protections of and for NTL's rights under the B2 investment agreement and in respect of its equity interest in B2 and intends to enforce vigorously its rights and protections.

     Premium TV Limited, a wholly-owned subsidiary of NTL (Delaware), Inc., is obliged to provide funding of up to approximately L62.0 million ($88.3 million) to fund various of its joint venture interests. Of this amount, the payment of approximately L50.0 million ($71.2 million) has been guaranteed by NTL (Delaware), Inc. If Premium TV Limited fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV Limited and, in respect of the guaranteed amounts, NTL (Delaware), Inc., may be sued for non-payment. As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited's interest in the relevant joint venture at a third party appraisal valuation. Premium TV Limited is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV Limited, Premium TV Limited may seek to discontinue these joint ventures and terminate their activities, which may also result in a cessation of substantially all of Premium TV Limited's activities. As a result of the restructuring process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited's interest in the relevant joint venture at a third party appraisal valuation. NTL believes, however, that it has various defenses and protections under the United States Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections.

     NTL Incorporated has also guaranteed the obligations of one of its subsidiaries to provide funding of up to approximately L4.2 million ($6.0 million) to a joint venture whose businesses are the provision of programming content. If the relevant subsidiary fails to provide such funding, under the shareholder arrangements relating to this joint venture, such subsidiary may be sued for damages. In addition, under the shareholder arrangements relating to this joint venture, the relevant joint venture partner may have the option to compulsorily acquire the Company's indirect interest in the relevant joint venture at 70% of fair market value, resulting in the Company selling its indirect interest at a potential loss. The Company believes that it has various defenses and protections under the U.S. Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections.

     The Company intends to negotiate with its joint venture partner to address these issues. There can be no guaranty that these negotiations will be successful and that the Company will be able to retain its current interest in this joint venture company.

                       NTL INCORPORATED AND SUBSIDIARIES

     The Company's investments in and loans to affiliates are as follows:

                                                  MARCH 31, 2002         DECEMBER 31, 2001
                                              -----------------------   -------------------
                                              OWNERSHIP     BALANCE     OWNERSHIP   BALANCE
                                              ---------   -----------   ---------   -------
                                                          (UNAUDITED)
                                                          (DOLLARS IN MILLIONS)
Noos........................................    27.00%      $ 32.6        27.00%    $ 47.0
B2..........................................    34.01%        78.5        34.01%      92.5
iesy........................................    32.50%        61.3        32.50%      73.0
Others......................................                  55.2                    52.8
                                                            ------                  ------
Total equity investments....................                 227.6                   265.3
Total cost investments......................                   6.9                     7.1
                                                            ------                  ------
Total.......................................                $234.5                  $272.4
                                                            ======                  ======

     A summary of combined financial information as reported by the Company's equity investees is set forth below:

                                                               MARCH 31,     DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                              (UNAUDITED)
                                                                     (IN MILLIONS)
Current assets..............................................    $  427.2       $  495.5
Fixed assets, net...........................................       885.4          910.9
Other assets................................................     2,398.4        2,690.0
                                                                --------       --------
Total assets................................................    $3,711.0       $4,096.4
                                                                ========       ========
Current liabilities.........................................    $  325.6       $  366.3
Non current liabilities.....................................     1,418.7        1,445.4
Total shareholders' equity..................................     1,966.7        2,284.7
                                                                --------       --------
Total liabilities and shareholders' equity..................    $3,711.0       $4,096.4
                                                                ========       ========

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                 2002        2001
                                                              -----------   -------
                                                              (UNAUDITED)
                                                                  (IN MILLIONS)
Revenues....................................................    $ 121.0     $  58.9
Operating (loss)............................................      (91.6)      (87.5)
Net (loss)..................................................     (122.5)     (117.8)

NOTE H -- LONG-TERM DEBT

     Long-term debt consists of:

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN MILLIONS)
NTL Incorporated:
  5 3/4% Convertible Subordinated Notes.....................   $   100.0     $   100.0
NTL (Delaware), Inc.:
  5 3/4% Convertible Subordinated Notes.....................     1,200.0       1,200.0

                       NTL INCORPORATED AND SUBSIDIARIES

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN MILLIONS)
Cablecom:
  Term Loan Facility........................................     1,605.2       1,626.8
  Revolving Facility........................................       520.2         527.2
  Other.....................................................         6.1           6.2
NTL Communications Corp.:
  12 3/4% Senior Deferred Coupon Notes......................       277.8         277.8
  11 1/2% Senior Deferred Coupon Notes......................     1,050.0       1,050.0
  10% Senior Notes..........................................       400.0         400.0
  9 1/2% Senior Sterling Notes, less unamortized discount...       177.7         181.4
  10 3/4% Senior Deferred Coupon Sterling Notes.............       384.5         382.3
  9 3/4% Senior Deferred Coupon Notes.......................     1,181.4       1,153.8
  9 3/4% Senior Deferred Coupon Sterling Notes..............       387.2         385.9
  11 1/2% Senior Notes......................................       625.0         625.0
  12 3/8% Senior Deferred Coupon Notes......................       375.8         364.9
  7% Convertible Subordinated Notes.........................       489.8         489.8
  9 1/4% Senior Euro Notes..................................       217.9         222.5
  9 7/8% Senior Euro Notes..................................       305.1         311.5
  11 1/2% Senior Deferred Coupon Euro Notes.................       136.5         135.6
  11 7/8% Senior Notes, less unamortized discount...........       491.0         490.7
  12 3/8% Senior Euro Notes, plus unamortized premium.......       262.2         267.8
  6 3/4% Convertible Senior Notes...........................     1,150.0       1,150.0
NTL Communications Limited:
  Senior Credit Facility....................................     3,968.4       4,050.0
  Working Capital Facility..................................       581.8         145.4
  Other.....................................................        57.4          58.6
NTL Triangle:
  11.2% Senior Discount Debentures..........................       517.3         517.3
  Other.....................................................         3.8           4.5
Diamond:
  13 1/4% Senior Discount Notes.............................       285.1         285.1
  11 3/4% Senior Discount Notes.............................       531.0         531.0
  10 3/4% Senior Discount Notes.............................       420.5         415.1
  10% Senior Sterling Notes.................................       192.4         196.3
  9 1/8% Senior Notes.......................................       110.0         110.0
  Other.....................................................         6.0           3.6
                                                               ---------     ---------
                                                                18,017.1      17,666.1
Less current portion........................................    18,017.1      17,666.1
                                                               ---------     ---------
                                                               $      --     $      --
                                                               =========     =========

     See Note B for discussion of the events of default and uncertainties about compliance with the terms and conditions of the Company's debt. The holders of the debt have the right to accelerate repayment, or may have such right, which has caused all of the Company's long-term debt to be classified as current. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders' rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

                       NTL INCORPORATED AND SUBSIDIARIES

     The effective interest rates on the Company's variable interest rate debt were as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
Cablecom:
  Term Loan Facility........................................     4.30%        5.27%
  Revolving Facility........................................     4.25%        5.49%
NTL Communications Limited:
  Senior Credit Facility....................................     6.16%        6.73%
  Term Facility.............................................     7.66%        8.06%
  Working Capital Facility..................................    10.15%        9.57%

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

NOTE I -- REDEEMABLE PREFERRED STOCK

     The changes in the number of shares of Redeemable Preferred Stock were as follows (unaudited):

                                               13%      VARIABLE    6.5%     CONVERTIBLE
                                             --------   --------   -------   -----------
Shares at December 31, 2001................   184,000    48,000     12,000    1,850,000
Issued for dividends.......................        --        --         --           --
                                             --------   -------    -------   ----------
Shares at March 31, 2002...................   184,000    48,000     12,000    1,850,000
                                             ========   =======    =======   ==========
Liquidation preference at March 31, 2002
  (in millions)............................  $  192.9   $ 498.8    $ 129.0   $  2,063.5
                                             ========   =======    =======   ==========

NOTE J -- OTHER CHARGES INCLUDING RESTRUCTURING CHARGES

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

                       NTL INCORPORATED AND SUBSIDIARIES

     The following table summarizes the restructuring charges incurred and utilized in 2002 and 2001:

                                                EMPLOYEE
                                                SEVERANCE    LEASE
                                               AND RELATED   EXIT      AGREEMENT
                                                  COSTS      COSTS   MODIFICATIONS   TOTAL
                                               -----------   -----   -------------   ------
                                                              (IN MILLIONS)
Balance, December 31, 2001...................    $ 79.3      $33.5       $27.7       $140.5
Charged to expense...........................       1.6         --          --          1.6
Utilized.....................................     (68.5)      (5.3)       (5.6)       (79.4)
                                                 ------      -----       -----       ------
Balance, March 31, 2002......................    $ 12.4      $28.2       $22.1       $ 62.7
                                                 ======      =====       =====       ======

NOTE K -- COMPREHENSIVE LOSS

     The Company's comprehensive loss for the three months ended March 31, 2002 and 2001 was $675.9 million and $1,330.2 million, respectively.

NOTE L -- COMMITMENTS AND CONTINGENT LIABILITIES

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

NOTE M -- SEGMENT DATA

     The Company's primary measure of profit or loss for each reportable segment is EBITDA as defined below. The Company considers EBITDA an important indicator of the operational strength and performance of its reportable segments, including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA excludes the impact of costs and expenses that do not directly effect cash flows such as depreciation, amortization and share of (losses) from equity investments. The Company also excludes costs and expenses that are not directly related to the performance of a single reportable segment from EBITDA rather than allocate these costs and expenses to multiple reportable segments. Other charges, recapitalization expense, corporate expenses and foreign currency transactions are not directly related to a single segment. EBITDA should be considered in addition to, not as a substitute for, operating
(loss), net (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

                       NTL INCORPORATED AND SUBSIDIARIES

                                   BROADCAST   CONSUMER    BUSINESS   SHARED      TOTAL
                                   ---------   ---------   --------   -------   ---------
                                                       (IN MILLIONS)
Three Months Ended March 31, 2002
Revenues.........................  $   70.0    $   608.4   $  215.6   $    --   $   894.0
EBITDA(1)........................      35.8        217.2       80.7     (87.8)      245.9
Three Months Ended March 31, 2001
Revenues.........................  $   68.1    $   610.9   $  201.2   $    --   $   880.2
EBITDA(1)........................      32.4        135.0       59.8    (107.9)      119.3
Total assets
March 31, 2002(2)................  $1,199.3    $10,941.7   $3,247.4   $ 906.0   $16,294.4
December 31, 2001(3).............   1,206.8     11,400.2    3,289.7     941.8    16,838.5

---------------

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

     The reconciliation of segment combined EBITDA to loss before income taxes and discontinued operations is as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2002       2001
                                                              -------   ---------
                                                                 (IN MILLIONS)
Segment combined EBITDA.....................................  $ 245.9   $   119.3
(Add) deduct:
  Recapitalization expense..................................     45.8          --
  Other charges.............................................      2.6         7.4
  Corporate expenses........................................     13.6        12.5
  Depreciation..............................................    362.9       331.3
  Amortization..............................................     32.7       423.9
  Interest income and other, net............................    (15.1)       (9.0)
  Interest expense..........................................    371.9       355.1
  Share of losses from equity investments...................     48.9        42.9
  Foreign currency transaction losses.......................      5.0        13.7
                                                              -------   ---------
                                                                868.3     1,177.8
                                                              -------   ---------
Loss before income taxes and discontinued operations........  $(622.4)  $(1,058.5)
                                                              =======   =========

                       NTL INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Key points concerning our current financial condition and our planned recapitalization include:

 FINANCIAL CONDITION

     - NTL Incorporated and its subsidiaries had issued and outstanding as of May 8, 2002 approximately $11.5 billion in senior and subordinated notes and debentures.

     - The Company's UK credit facilities are fully drawn and the revolving tranche of the Cablecom facility has been capped at its utilized amount of CHF 1,055.0 million. The term tranche of the Cablecom facility is fully drawn.

     - NTL Communications Corp., a wholly-owned indirect subsidiary of the Company, did not pay cash interest on certain series of its notes that was due on April 1, 2002, April 15, 2002 and May 15, 2002. NTL Incorporated and NTL (Delaware), Inc. also did not pay cash interest and related fees on a series of their notes that was due on April 15, 2002.

     - In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

     - As of May 8, 2002, the date of its Chapter 11 filing, NTL was in default of $95.4 million in interest in respect of $1,693.4 million in principal amount of its indebtedness.

 RECAPITALIZATION PLAN

     - On May 8, 2002, NTL Incorporated and a number of its subsidiaries, namely, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp., filed a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code.

     - Under the proposed reorganization plan, NTL will be split into two companies, one holding all of its UK and Ireland assets, and the other holding various continental European and other assets.

     - Holders of notes of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp. and Diamond Cable Communications would receive 100% of the initial common stock of NTL UK and Ireland and approximately 86.5% of NTL Euroco.

     - Holders of notes of NTL (Delaware), Inc. would have the option to reinvest all or a portion of NTL (Delaware), Inc. cash in additional shares of common stock or to receive such cash in the recapitalization.

     - Common and preferred stockholders, including France Telecom, would participate in a package of rights (to be priced at a $10.5 billion enterprise value) and warrants entitling them to purchase primary common stock of NTL UK and Ireland. If fully exercised, those rights and warrants would entitle the current preferred stockholders to acquire approximately 23.6% and the current common stockholders to acquire approximately 8.9% of NTL UK and Ireland's common stock. Current preferred stockholders, other than France Telecom, would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco.

     - Under the reorganization plan, NTL will convert approximately $10.9 billion of debt to equity, thereby reducing NTL UK and Ireland's debt to approximately $5.8 billion (projected pro forma net debt as of September 1, 2002 as per the amended disclosure statement filed on July 15, 2002) which will consist of mortgage notes, amounts owed under the UK credit facilities and Diamond Holdings and NTL Triangle notes and the projected exit facility.

     - Under the reorganization plan, NTL Europe's debt will consist of the Cablecom credit facility of CHF 1,055.0 million.

     - The Bankruptcy Court approved the proposed debtor in possession financing in the principal amount of $630 million in an order dated July 3, 2002. The DIP facility was entered into on July 15, 2002.

     - At a hearing on July 12, 2002, the Bankruptcy Court approved the Company's amended disclosure statement.

     - The confirmation hearing in respect of the Company's amended joint reorganization plan, filed with the Bankruptcy Court on July 15, 2002, has been scheduled for September 5, 2002.

LIQUIDITY AND CAPITAL RESOURCES

RECAPITALIZATION PROCESS AND ABILITY TO CONTINUE OPERATIONS

     On May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code (referred to as the proposed recapitalization plan). NTL's operating subsidiaries were not included in the Chapter 11 filing. Toward the end of 2001, while the Company continued to have sufficient liquidity to meet its near term obligations, it recognized the negative impact of the collapsing European and U.S. telecommunications markets on its ability to service its debt. Accordingly, the Company began to implement a strategy to preserve and maximize its enterprise value. This strategy included the implementation of cost-cutting measures and the commencement of discussions with certain third parties regarding strategic alternatives for NTL's business.

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

     In addition, the Company's UK credit facilities are fully drawn. The revolving tranche of the Cablecom credit facility has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite majority of the lenders under that facility. The term tranche of the Cablecom credit facility is fully drawn. NTL Communications Corp., a wholly-owned indirect subsidiary of the Company, did not pay cash interest on certain series of its notes that was due on April 1, 2002, April 15, 2002 and May 15, 2002. NTL Incorporated and NTL (Delaware), Inc. also did not pay cash interest and related fees on a series of their notes that was due on April 15, 2002. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

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

     Beginning in January 2002, NTL was contacted by an unofficial committee of bondholders regarding the commencement of a comprehensive and consensual restructuring process. NTL has been informed that the members of the unofficial steering committee of bondholders own, in the aggregate, more than 50% of the outstanding principal amount of NTL's notes. In connection with the restructuring process, the steering committee of the unofficial committee of bondholders retained advisors to facilitate the negotiations.

     On January 31, 2002, NTL announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen its balance sheet and reduce debt and put an appropriate capital structure in place for its business. Subsequently, NTL evaluated various recapitalization alternatives, and met with a number of strategic investors, to effect a comprehensive consensual reorganization in a timely manner to minimize negative effects on its business operations. Discussions with such strategic investors did not result in a proposal which NTL's board of directors believed was comparable or superior to the value provided to its stakeholders by the proposed plan of reorganization.

     Liberty Media Corporation, one of such potential strategic investors, which is also a significant shareholder in Telewest plc, another British cable and telephone company, has discussed various transactions with NTL from time to time over the past several years. In March 2002, Liberty and NTL amended a previously existing confidentiality agreement between them to cover the restructuring process and to include a "standstill" agreement which prohibited various acquisitions of, or offers, for NTL debt or equity securities by Liberty and its subsidiaries until June 30, 2002.

     On April 17, 2002, Liberty sent a proposal to NTL's board of directors, which proposed a cash tender offer for 30% of the outstanding bonds of NTL Communications Corp. at a "small premium" to the prevailing market price and an agreement to vote such acquired bonds in favor of the proposed plan of reorganization, as well as a "participation" with NTL in a cash infusion of up to $500 million into Cablecom. After consultation with NTL's board of directors and the steering committee of bondholders on April 18, 2002, NTL indicated to Liberty that it did not consider the Liberty proposal to be in the best interests of NTL and that the best course of action for NTL to maximize its enterprise value was to promptly consummate the proposed plan of reorganization. Subsequent to April 18, 2002, Liberty has continued discussions with NTL with respect to Cablecom.

     Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, NTL commenced negotiations with the steering committee of the unofficial committee of bondholders and its legal and financial advisors. The negotiations continued during the latter part of March and throughout April 2002, and also included France Telecom. On April 16, 2002, the Company announced that it had reached a comprehensive agreement in principle with the committee (holding over 50% of the face value of NTL and its subsidiaries' public bonds) and France Telecom, a significant holder of the Company's preferred stock, on implementing a recapitalization plan. On May 2, 2002, a steering committee of the lending banks under the Company's credit facilities gave their approval in principle (on a non-legally binding basis) to the Company's proposed plan of reorganization.

     The reorganization plan, if implemented, will result in the cancellation of all of NTL Incorporated's outstanding shares of common stock, preferred stock and redeemable preferred stock, and the cancellation of all of the publicly held notes of NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. and the transfer of the publicly held notes of Diamond Cable Communications Limited to NTL UK and Ireland. In addition, if the recapitalization plan is implemented the Company will be discharged from its obligation to pay dividends accruing on the canceled preferred stock and interest accruing on the canceled notes. The reorganization plan contemplates that the UK bank debt will remain in place as part of the recapitalization. NTL would be split into two companies, one tentatively called NTL UK and Ireland, holding its main UK and Ireland assets, and one tentatively called NTL Euroco, holding certain of its continental European and other assets.

     To implement the proposed recapitalization, on May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. NTL's operating subsidiaries were not included in the Chapter 11 filing.

     On June 21, 2002, the United States Trustee appointed an official creditors' committee. The creditors' committee is comprised of the three indenture trustees for the debt securities of the Company and the ten members of the steering committee of the Company's bondholders. The members of the creditors' committee are: The Bank of New York; Wilmington Trust Company; Wells Fargo Bank Minnesota, National Association; Angelo Gordon & Co. LP; Capital Research & Management Company; Franklin Mutual Advisers, LLC; Oaktree Capital Management LLC; Salomon Brothers Asset Management; Appaloosa Management, LP; Fidelity Management & Research Co.; MacKay Shields LLC; SAB Capital Management, L.P.; and W.R. Huff Asset Management Co., LLC.

     On May 24, 2002, NTL and its debtor subsidiaries filed an amended joint reorganization plan and disclosure statement. A copy of the amended joint reorganization plan and the related disclosure statement are included as exhibits to NTL Incorporated's Current Report on Form 8-K filed on May 24, 2002.

     The filing of the petitions seeking relief filed under Chapter 11 constituted an event of default under the indentures of each of the entities which filed such Chapter 11 petitions and amounts outstanding under these indentures became immediately due and payable. The Company's Chapter 11 petitions also constituted an event of default under the Company's UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable.

RECAPITALIZATION EXPENSE

     Recapitalization expense of $45.8 million in 2002 includes $8.8 million for employee retention related to substantially all of our UK employees and $37.0 million for financial advisor, legal, accounting and consulting costs. We expect to incur approximately $90.0 million in additional recapitalization costs until we complete the process.

DIP FACILITY

     In connection with the proposed joint reorganization plan, certain members of the official unsecured creditors' committee of bondholders committed to provide up to $500 million of new debt financing to the Company and of its subsidiaries during the Chapter 11 process. The new financing will ensure that the Company's business operations have access to sufficient liquidity to continue ordinary operations. GE Capital, an affiliate of GE Capital Structured Finance Group Limited, one of the lenders under the Senior Credit Facility, and Wilmington Trust Company, the trustee under the Indentures governing certain of the NTL Inc. subordinated notes, filed objections to the DIP facility. The Bankruptcy Court approved the DIP facility in the principal amount of $630 million (including a $130 million commitment from NTL (Delaware), Inc. and $500.0 million from certain members of the creditors' committee) over such objections in an order issued on July 3, 2002. On July 15, 2002, the various lenders under the DIP facility and NTL (Delaware), Inc., entered into the DIP facility agreement with Communications Cable Funding Corp., a subsidiary of NTL Incorporated, to provide $630 million in financing to Communications Cable Funding Corp.

     In connection with the commitment, NTL Incorporated and its debtor subsidiaries were to pay a commitment fee to the bondholder DIP lenders equal to 2% of the $500 million commitment (i.e., $10 million). Accordingly, on May 6, 2002, and May 7, 2002, NTL delivered to its bank written instructions to pay by wire transfer to each lender under the DIP facility such lender's pro rata portion of the commitment fee. Due to administrative difficulties, however, some of the lenders under the DIP facility did not receive their pro rata portion of the commitment fee prior to the commencement of the Chapter 11 cases. In total, as of May 8, 2002, $428,000 of the $10 million commitment fee had not been paid to the applicable lenders under the DIP facility. Pursuant to an order of the court dated May 31, 2002, the remaining $428,000 of the commitment fee was paid to the applicable lenders under the DIP facility.

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

     Under the DIP facility agreement, Communications Cable Funding is the borrower, and all of the other debtors (other than Diamond Cable and Diamond Holdings) are guarantors, except that NTL Communications Corp. is also a co-obligor of the loans from NTL (Delaware), Inc.. Under the DIP facility agreement, the cash (except for the DIP facility proceeds) of the borrower and the guarantors will be cash collateral for the DIP facility and will not be used or transferred for any purpose whatsoever without the consent of the bondholder DIP lenders. All funding needs of the debtors will be funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement.

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

     A copy of the DIP facility agreement was attached as an exhibit to Form 8-K, filed by the Company with the Commission on July 19, 2002.

EXIT FACILITY

     The Company expects that the reorganized NTL and/or Communications Cable Funding Corp. will enter into an exit financing facility. The exit financing or any alternative financing would refinance (at least in part) the DIP Facility and may be used as consideration for the refinancing of the note payable to NTL (Delaware), Inc. from NTL (UK) Group Inc. Because of the present market conditions which are unfavorable to telecommunications companies generally, there can be no assurance that NTL will successfully obtain an acceptable exit facility, although NTL is presently in discussions with various parties about alternatives.

     The Company expects that the exit facility may be secured by various assets of the reorganized NTL, including those which secure the DIP facility, would rank senior to all current and future subordinated debt of the reorganized NTL.

     The Company also expects that the exit facility would impose operating and financial restrictions on the reorganized NTL and its subsidiaries. These restrictions would significantly limit or prohibit, among other things, the reorganized NTL's ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, or make distributions in respect of capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge, or sell all or substantially all of their assets. The exit facility also likely would require the reorganized NTL to satisfy financial covenants on an ongoing basis. The Company cannot determine at this time whether these financial covenants would have a material impact on the reorganized NTL's ability to finance future operations or capital needs or to engage in other business activities.

     The terms, covenants, and conditions of an exit facility have not been finalized and remain subject to negotiation and final documentation.

PROPOSED RECAPITALIZATION PLAN

     Under the proposed recapitalization plan, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding substantially all of NTL's UK and Ireland assets, and one tentatively called NTL Euroco and holding substantially all of NTL's continental European and other assets.

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

     Current preferred and common stockholders of NTL Incorporated, including France Telecom, would receive warrants to purchase common stock of NTL UK and Ireland and rights (to be priced at a $10.5 billion enterprise value of NTL UK and Ireland) entitling them to purchase common stock of NTL UK and Ireland. For each share of common stock purchase upon exercise of rights, the person exercising such rights will receive a warrant to purchase one share of common stock of NTL UK and Ireland. The rights will be exercisable, on an oversubscription basis, for the 20-business day period after the entry of the confirmation order, as such period may be extended, and the warrants will be exercisable for a period of eight years at an exercise price of $77.47 per share. The number of shares to be received upon exercise of the warrants is subject to customary adjustments for stock splits, stock recapitalizations and distributions of property (other than cash) to holders of NTL UK and Ireland Common Stock. If fully exercised, the rights and warrants would entitle the current preferred stockholders of NTL Incorporated to acquire approximately 23.6% and the current common stockholders of NTL Incorporated to acquire approximately 8.9% of NTL UK and Ireland's primary common stock on the effective date of the recapitalization. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), and NTL Communications Corp. would have the right to purchase any shares of NTL UK and Ireland common stock and warrants not subscribed for in the rights offering by the preferred and common stockholders of NTL Incorporated. It is expected that the warrants will be listed or quoted on the same exchange or inter-dealer quotation system as the shares of common stock of the reorganized NTL.

     Current preferred stockholders, other than France Telecom, would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that, subject to the consummation of the recapitalization, France Telecom would also receive NTL Incorporated's 27% interest in Noos, pursuant to a pledge of such interest to France Telecom given at the time of its acquisition.

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

     The United States Bankruptcy Code also requires that a plan must provide the same treatment for each claim or interest in a particular class, unless a holder agrees to a less favorable treatment of its particular claim or interest. The Company believes that the proposed recapitalization plan complies with this requirement of the United States Bankruptcy Code. However, if a member of a class objects to its treatment, or if the Bankruptcy Court finds that the proposed recapitalization plan does not comply with the requirements of the United States Bankruptcy Code, confirmation of the plan could be delayed or prevented. In addition, each class of impaired claims and interests that will (or may) be entitled to receive property under the plan will have the opportunity to vote to accept or reject the plan. If an impaired class of claims or interests rejects the plan, the Company may request confirmation of the plan pursuant to the "cramdown" provisions of the United States Bankruptcy Code. Even if the requirements for "cramdown" are met, the Bankruptcy Court, which, as a court of equity may exercise substantial discretion, may choose not to confirm the plan.

BANK WAIVERS

     Before the Company could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under the Company's credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities. Such initial waivers did not permit NTL to make to any of its bondholders an exchange or similar offer for NTL's outstanding public notes or to enter into a legally binding agreement with the unofficial steering committee of bondholders, subject to some exceptions, without the consent of the lenders under the credit facilities. But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities.

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

     As of the date of this Form 10-Q/A, there are no current waivers from the Company's secured lenders and NTL is therefore in default under its UK credit facilities and the Cablecom credit facility. In connection with the proposed recapitalization plan, it is intended that the existing events of default under the credit facilities will be cured by amendment with effect from the effective date of the recapitalization, if it is approved by creditors and the bankruptcy court. On May 2, 2002, a memorandum was executed by the Company, a steering committee of its lending banks and the unofficial committee of its public bondholders indicating the parties' agreement in principle (on a non-legally binding basis) to the terms of the proposed recapitalization and the terms on which the Company's UK credit facilities should be amended and restated and with respect to certain matters relating to the sale of, or investment in, Cablecom.

     Cablecom GmbH, an indirect wholly-owned subsidiary of NTL (Delaware), Inc., is the principal trading company of NTL's Swiss group. There were a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom's and six of its direct and indirect subsidiaries' liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be "overindebted". This also constituted an event of default under the Cablecom credit facility, which entitled the lenders to accelerate repayment. Such an acceleration would have resulted in an event of default under NTL Incorporated's and NTL (Delaware), Inc.'s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009.

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

     At the end of April 2002 the defaults existing at that time were remedied or were waived by the restatement of the credit agreement and the grant of a waiver letter. However, conditions subsequent such as the grant of new security and the deposit of share certificates relating to minority shareholdings pledged to the banks were imposed by these documents and other new finance documents executed pursuant to the restatement.

     Since the end of April 2002 the following defaults have occurred under the Cablecom finance documents: (1) The indentures issued by NTL (Delaware), Inc. and NTL Incorporated have become payable and have not been paid; (2) NTL (Delaware), Inc. has commenced negotiations with its creditors with a view to the general rescheduling of its indebtedness and has commenced proceedings under Chapter 11 of the US Bankruptcy Code pursuant to which it intends to reorganize its debt; (3) NTL (Delaware), Inc. has liabilities which exceed the value of its assets and is unable to pay its debts as they fall due; (4) Cablecom was unable to satisfy the conditions to allow it to rollover revolving advances maturing in early July 2002. The revolving advances remained unpaid for several days until Cablecom was able to obtain the consent of the banks to waive the conditions to their rollover; (5) Certain of the conditions subsequent imposed by the restated credit agreement, the waiver letter and other finance documents executed pursuant to the restated credit agreement have yet to be fulfilled.

     The outstanding defaults under the Cablecom finance documents entitle the facility agent to demand repayment of the loan and enforce the security granted to secure that loan. The facility agent has a discretion to take those steps and can be compelled to take those steps by a group of banks holding at least
66 2/3% in aggregate of the loan.

INTEREST PAYMENTS ON PUBLIC NOTES

     The Company and its subsidiaries have substantial interest payment obligations under their existing indebtedness. NTL Communications Corp. did not make scheduled interest payments due April 1, 2002, in the aggregate amount of $74.2 million, in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008 and 11 7/8% notes due 2010. NTL Communications Corp. also did not make interest payments falling due on April 15, 2002, totaling $17.7 million, in respect of the 12 3/4% Senior Deferred Coupon Notes due 2005 and NTL Incorporated and NTL (Delaware), Inc. did not make interest payments and payment of related fees falling due on April 15, 2002, totaling $2.5 million, in respect of their 5 3/4% Convertible Subordinated Notes due 2011. In addition, NTL Communications Corp. did not make the scheduled interest payments due May 15, 2002 in the aggregate amount of $65.0 million, in respect of its 9 1/4% notes due 2006, 6 3/4% notes due 2008 and 9 7/8% notes due 2009. Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

     If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after the 30 day grace period, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under most of our other notes. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under the Company's other indentures at NTL Communications Corp., NTL (Delaware), Inc., NTL Incorporated and under our UK credit facilities and under the Cablecom credit facility. This gave holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable. As a result of the payment defaults as well as the Company's voluntary filing under Chapter 11 of the United States Bankruptcy Code on May 8, 2002, there is an event of default under all of our credit facilities and the indentures governing all of our publicly traded debt, other than debt of NTL Triangle. As a result of the Chapter 11 filings, all of our publicly traded debt, other than the debt of NTL Triangle, became immediately due and payable, pursuant to the terms of the indentures governing such debt. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders' rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

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

     Pursuant to the terms of the 13% preferred stock, the unpaid dividends will continue to accrue without interest until declared and paid. Pursuant to the terms of the 5% cumulative convertible preferred stock and the cumulative convertible preferred stock, the unpaid dividends will continue to accrue without interest until declared and paid, together with an additional cash dividend on the amount so unpaid at a rate of 2% per quarter for as long as the dividends remain unpaid. The failure to declare these dividends is not a default under any of the Company's existing agreements. With respect to the 13% preferred stock and 5% cumulative convertible preferred stock, if dividends remain unpaid for six quarters, the holders of each such series shall have the right to vote separately as a class on all matters voted on by NTL Incorporated shareholders and shall have the right, along with other holders of preferred stock with similar default voting rights, to elect two additional directors to the Company's board.

     In addition, the lack of available surplus meant that the Company was not able to redeem its Variable Coupon Redeemable Preferred Stock, Series A, which is referred to as the Noos One Year Preferred, held by France Telecom, when it became mandatorily redeemable on May 18, 2002. Because the Company failed to redeem the Noos One Year Preferred on May 18, 2002, pursuant to the certificate of designation governing the Noos One Year Preferred, the holders of such preferred stock have the right, along with other holders of preferred stock with similar default voting rights, to elect two additional directors to the Company's board and shall have the right to vote separately as a class, on all matters brought to NTL Incorporated shareholders.

     At the time of issuance of the Noos One Year Preferred, the Company pledged its shares of Noos to France Telecom to secure the mandatory redemption obligation under the Noos One Year Preferred and the 6.5% Redeemable Preferred Stock. As part of the amended joint reorganization plan (if implemented) and pursuant to this pledge, the Company will transfer its 27% interest in Noos to France Telecom.

CREDIT RATING DOWNGRADES

     On April 3, 2002, credit rating agency Standard & Poor's lowered the long-term corporate credit rating on some of NTL's public debt to D from CCC-, citing the Company's failure to make a bond interest payment due on April 1, 2002.

DELISTING OF NTL INCORPORATED COMMON STOCK

     On March 28, 2002, the New York Stock Exchange ("NYSE") announced that it was suspending NTL's common stock from trading on the NYSE. This determination was based upon, among other things, the selling price of NTL's common stock, which closed at $0.20 on March 26, 2002. The continued listing standards of the NYSE, which were applicable to NTL, required maintenance of a minimum share price of $1.00 over a 30 trading day period and average global market capitalization of $100 million over a 30 trading day period. NTL's common stock fell below both of these continued listing standards. In addition, on May 9, 2002, Nasdaq Europe halted trading of the NTL's common stock pending receipt of information relating to the restructuring process because of the filing of NTL's Chapter 11 cases. NTL has complied with this information request, although there can be no assurance that Nasdaq Europe will (1) not make additional information requests, (2) remove the trading halt on shares of NTL's common stock or (3) not delist shares of NTL's common stock. NTL's common stock is currently quoted on the Over the Counter Bulletin Board under the symbol "NTLD".

SALE OF NTL AUSTRALIA

     On April 2, 2002, the Company announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$448 million) in an all cash transaction. The net proceeds from the sale were approximately A$581 million (US$306 million). At that time, the business' bank debt outstanding totaled A$227 million (US$120 million).

     On April 5, 2002, NTL (Delaware), Inc. loaned L90 million to NTL (UK) Group Inc., which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to the Company's UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL (Delaware), Inc., and the proposed plan of reorganization anticipates that such proceeds will form a portion of the consideration to be offered to bondholders of NTL (Delaware), Inc. and NTL Incorporated in satisfaction of their claims against those companies.

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

     It has also been agreed that if such a sale of all or part of Cablecom is consummated on or before August 31, 2003, the lenders under the Cablecom credit facility will be entitled to receive additional interest equal to 20% of the net proceeds of such a sale after repayment of the amounts outstanding under the Cablecom credit facility and other expenses and taxes of the sale. There can be no assurance that any outside investment in, or sale of all or part of, Cablecom pursuant to the Cablecom credit facility will be on terms that are favorable to NTL and such investment or sale could have a material adverse effect on NTL's finances and business.

     In particular, in the current environment, NTL's shareholding in Cablecom may have little or no value, which may result in NTL receiving little or no consideration for its equity interest in Cablecom.

     Further, if a third party makes an investment in Cablecom there can be no assurance that NTL will be able to maintain its ability to direct the management of Cablecom.

INVESTMENTS IN AND LOANS TO AFFILIATES

     On April 15, 2002, a funding request for $20 million was received by NTL under the terms of the investment agreement relating to NTL's investment in B2. NTL has informed B2 and the other principal investors that it is not in a position to comply with this request at this time. The B2 investment agreement provides that if NTL fails to provide such funding, it may be sued for non-payment and arguably could lose certain rights under the B2 shareholders' arrangements. Pursuant to the applicable documents, if this occurs the majority remaining shareholders may also elect to terminate the shareholder arrangements with respect to NTL and exercise a contractual right to acquire on a pro rata basis NTL's interest in B2 at 25% of fair market value. If the remaining shareholders elected to exercise these rights, NTL could be forced to sell its stake in B2 at a loss. On June 25, 2002, B2 and its remaining shareholders filed a motion in the Bankruptcy Court requesting relief from the automatic stay provisions of section 362 of the Bankruptcy Code to exercise their rights under the relevant agreements. Notwithstanding the arguments raised in the motion, NTL believes that the Bankruptcy Code provides various defenses and protections of and for NTL's rights under the B2 investment agreement and in respect of its equity interest in B2 and intends to enforce vigorously its rights and protections.

     Premium TV Limited, a wholly-owned subsidiary of NTL (Delaware), Inc., is obliged to provide funding of up to approximately L62.0 million ($88.3 million) to fund various of its joint venture interests. Of this amount, the payment of approximately L50.0 million ($71.2 million) has been guaranteed by NTL (Delaware), Inc. If Premium TV Limited fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV Limited and, in respect of the guaranteed amounts, NTL (Delaware), Inc., may be sued for non-payment. As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited's interest in the relevant joint venture at a third party appraisal valuation. Premium TV Limited is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV Limited, Premium TV Limited may seek to discontinue these joint ventures and terminate their activities, which may also result in a cessation of substantially all of Premium TV Limited's activities. As a result of the restructuring process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited's interest in the relevant joint venture at a third party appraisal valuation. NTL believes, however, that it has various defenses and protections under the Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections.

RELATIONSHIPS WITH SUPPLIERS

     The uncertainty over the Company's financial condition may adversely affect its relationships with its suppliers. If the Company's suppliers become increasingly concerned about its financial condition, they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect its results of operations, financial condition and cash flows.

DESCRIPTION OF OUTSTANDING NOTES, CREDIT FACILITIES AND REDEEMABLE PREFERRED
STOCK

     The following summarizes the terms of the significant notes, credit facilities and redeemable preferred stock issued by the Company and its subsidiaries as of March 31, 2002, excluding the NTL Australia bank credit facility due to the sale of NTL Australia on April 2, 2002. The holders of the debt have the right to accelerate repayment, or may have such right, which has caused all of the Company's long-term debt to be classified as current. The automatic stay of Section 362 of the U.S. Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders' rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

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

 (3) Variable Coupon Redeemable Preferred Stock, liquidation preference of $498.8 million, dividends are payable quarterly at the Company's option in cash or additional shares of Variable Coupon Redeemable Preferred Stock, quarterly dividend rate based on the EURIBOR Rate plus 2.5%, quarterly dividend rate of 5.78% at March 31, 2002, mandatory redemption in cash on May 18, 2002. The Company's 27% interest in Noos is pledged to France Telecom to secure the mandatory redemption obligation under its Variable Coupon Redeemable Preferred Stock and its 6.5% Fixed Coupon Redeemable Preferred Stock;

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

  NTL (DELAWARE), INC.:

 (6) 5 3/4% Convertible Subordinated Notes due December 15, 2009, principal amount at maturity of $1,200.0 million, interest payable semiannually from June 15, 2000, redeemable at the Company's option on or after December 18, 2002, convertible into shares of the Company's stock at a conversion price of $108.18 per share;

  NTLCL:

 (7) Working Capital Facility, originally for L1,300.0 million ($1,852.5 million); following the issuance of new debt beginning in October 2000, the commitment has been reduced by L882.5 million ($1,257.6 million), of which L408.3 million ($581.8 million) was outstanding as of March 31, 2002. Interest payable at least every six months at LIBOR plus a margin rate of 6.00% per annum, which is subject to adjustment; effective interest rate of 10.15% at March 31, 2002; the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly; principal is due in full on March 31, 2006; no undrawn amounts are available under this agreement;

 (8) Senior Credit Facility, of which L2,784.8 million ($3,968.4 million) was outstanding as of March 31, 2002; originally for L2,500.0 million ($3,562.5 million), dated May 30, 2000; interest payable at least every six months at LIBOR plus a margin rate of 2.00% per annum, which is subject to adjustment; effective interest rate of 6.16% at March 31, 2002; the unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized; principal is due in six quarterly installments beginning on June 30, 2004; as amended and restated pursuant to a Restatement Amendment Agreement dated September 26, 2001 which, inter alia, amended such Senior Credit Facility to make available a L200.0 million ($285.0 million) Term Facility (interest payable on such Term Facility at least every six months at LIBOR plus a margin rate of 3.50% per annum, effective interest rate of 7.66% at March 31, 2002, principal is due in eight quarterly installments beginning on June 30, 2006) and increase the availability of funds under the Senior Credit Facility by L84.8 million ($120.9 million);

  CABLECOM:

 (9) Term Loan Facility, of which CHF 2,700.0 million ($1,605.2 million) was outstanding as of March 31, 2002, interest payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment, effective interest rate of 4.30% at March 31, 2002, principal is due on April 30, 2003;

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

  NTL COMMUNICATIONS CORP.:

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

(14) 9 1/2% Senior Sterling Notes due April 1, 2008, principal amount at maturity of L125.0 million ($178.1 million), interest payable semiannually from October 1, 1998, redeemable at the Company's option on or after April 1, 2003;

(15) 10 3/4% Senior Deferred Coupon Sterling Notes due April 1, 2008, principal amount at maturity of L300.0 million ($427.5 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(16) 9 3/4% Senior Deferred Coupon Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company's option on or after April 1, 2003;

(17) 9 3/4% Senior Deferred Coupon Sterling Notes due April 15, 2009, principal amount at maturity of L330.0 million ($470.3 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company's option on or after April 15, 2004;

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

(21) 9 1/4% Senior Euro Notes due November 15, 2006, principal amount at maturity of E 250.0 million ($217.9 million), interest payable semiannually from May 15, 2000;

(22) 9 7/8% Senior Euro Notes due November 15, 2009, principal amount at maturity of E 350.0 million ($305.1 million), interest payable semiannually from May 15, 2000, redeemable at the Company's option on or after November 15, 2004;

(23) 11 1/2% Senior Deferred Coupon Euro Notes due November 15, 2009, principal amount at maturity of E 210.0 million ($183.1 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company's option on or after November 15, 2004;

(24) 11 7/8% Senior Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually from April 1, 2001, redeemable at the Company's option on or after October 1, 2005;

(25) 12 3/8% Senior Euro Notes due February 1, 2008; principal amount at maturity of E 300.0 million ($261.5 million), interest payable semiannually from August 1, 2001;

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

(31) 10% Senior Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, a wholly-owned subsidiary of Diamond, principal amount at maturity of L135.0 million ($192.4 million), interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003; and

(32) 9 1/8% Senior Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond's option on or after February 1, 2003.

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

PREFERRED STOCK

                                     LIQUIDATION                                   EVENT OF DEFAULT/
                                  PREFERENCE (AS OF                               ACCELERATION (AS OF
                                   MARCH 31, 2002)   DEFAULT (AS OF MAY 8, 2002)     MAY 8, 2002)
                                  -----------------  ---------------------------  -------------------
NTL INCORPORATED
1.   Senior Redeemable            $192.9 million     Failure to pay $6.0 million         n.a.
     Exchangeable Preferred                          of dividends payable
     Stock due February 15, 2009                     February 15, 2002
2.   5% Cumulative Preferred      $3,038.2 million   Failure to pay $24.9                n.a.
     Stock                                           million of dividends
                                                     payable December 31, 2001
                                                     and $24.1 million of
                                                     dividends payable March 26,
                                                     2002
3.   5% Convertible Preferred     $2,063.5 million   Failure to pay $37.0                n.a.
     Stock due March 27, 2009                        million of dividends
                                                     payable December 31, 2001
                                                     and $37.5 million of
                                                     dividends payable March 31,
                                                     2002
4.   Variable Coupon Redeemable   $498.8 million     None                                n.a.
     Preferred Stock
5.   6.5% Fixed Coupon            $129.0 million     None                                n.a.
     Redeemable Preferred Stock

CREDIT FACILITIES

                           AMOUNT AVAILABLE/                                        EVENT OF DEFAULT/
                           AMOUNT OUTSTANDING                                         ACCELERATION
                         (AS OF MARCH 31, 2002)   DEFAULTS (AS OF MAY 8, 2002)     (AS OF MAY 8, 2002)
                         ----------------------   ----------------------------     -------------------
NTLCL
 1.  Working Capital           Nil available      Default (negotiation with      Event of default with
     Facility                 $581.8 million      bondholders with a view to     respect to entire
                                 outstanding      rescheduling, failure to pay   amount; lenders can
                                                  interest on notes after        accelerate entire
                                                  30-day grace period, Chapter   amount
                                                  11 filings)
 2.  Senior Credit             Nil available      Default (negotiation with      Event of default with
     Facility               $3,968.4 million      bondholders with a view to     respect to entire
                                 outstanding      rescheduling, failure to pay   amount; lenders can
                                                  interest on notes after        accelerate entire
                                                  30-day grace period, Chapter   amount
                                                  11 filings)
CABLECOM
 3.  Term Loan Facility        Nil available      Default (negotiation with      Event of default with
                            $1,605.2 million      bondholders with a view to     respect to entire
                                 outstanding      rescheduling, failure to pay   amount; lenders can
                                                  interest on notes after        accelerate entire
                                                  30-day grace period, Chapter   amount
                                                  11 filings)
 4.  Revolving Facility        Nil available      Default (negotiation with      Event of default with
                              $520.2 million      bondholders with a view to     respect to entire
                                 outstanding      rescheduling, failure to pay   amount; lenders can
                                                  interest on notes after        accelerate entire
                                                  30-day grace period, Chapter   amount
                                                  11 filings)

OUTSTANDING NOTES

                                                                                    EVENT OF DEFAULT/
                           AMOUNT OUTSTANDING                                         ACCELERATION
                         (AS OF MARCH 31, 2002)    DEFAULT (AS OF MAY 8, 2002)     (AS OF MAY 8, 2002)
                         ----------------------    ---------------------------     -------------------
NTL INCORPORATED (NTL
(DELAWARE), INC.
CO-OBLIGOR)
 1.  5 3/4% Convertible       $100.0 million      Payment default of $2.5        Event of default/
     Subordinated Notes                           million of interest due April  acceleration of entire
     due 2011                                     15, 2002; Chapter 11 filings   amount
NTL (DELAWARE), INC.
 2.  5 3/4% Convertible     $1,200.0 million      Chapter 11 filings; failure    Event of default/
     Subordinated Notes                           to pay interest on             acceleration of entire
     due 2009.                                    outstanding notes after 30     amount
                                                  day grace period
NTL COMMUNICATIONS CORP.
 3.  12 3/4% Senior           $277.8 million      Payment default of $17.7       Event of default/
     Deferred Coupon                              million of interest due April  acceleration of entire
     Notes due 2005                               15, 2002; Chapter 11 filings   amount
 4.  11 1/2% Senior         $1,050.0 million      Chapter 11 filings; failure    Event of default/
     Deferred Coupon                              to pay interest on             acceleration of entire
     Notes due 2006                               outstanding notes after 30     amount
                                                  day grace period
 5.  10% Senior Notes         $400.0 million      Chapter 11 filings; failure    Event of default/
     due 2007                                     to pay interest on             acceleration of entire
                                                  outstanding notes after 30     amount
                                                  day grace period
 6.  9 1/2% Senior            $177.7 million      Payment default of $8.6        Event of default/
     Sterling Notes due                           million of interest due April  acceleration of entire
     2008                                         1, 2002; Chapter 11 filings    amount
 7.  10 3/4% Senior           $384.5 million      Chapter 11 filings; failure    Event of default/
     Deferred Coupon                              to pay interest on             acceleration of entire
     Sterling Notes due                           outstanding notes after 30     amount
     2008                                         day grace period
 8.  9 3/4% Senior          $1,181.4 million      Chapter 11 filings; failure    Event of default/
     Deferred Coupon                              to pay interest on             acceleration of entire
     Notes due 2008                               outstanding notes after 30     amount
                                                  day grace period
 9.  9 3/4% Senior            $387.2 million      Chapter 11 filings; failure    Event of default/
     Deferred Coupon                              to pay interest on             acceleration of entire
     Sterling Notes due                           outstanding notes after 30     amount
     2009                                         day grace period
10.  11 1/2% Senior           $625.0 million      Payment default of $35.9       Event of default/
     Notes due 2008                               million of interest due April  acceleration of entire
                                                  1, 2002; Chapter 11 filings    amount
11.  12 3/8% Senior           $375.8 million      Chapter 11 filings; failure    Event of default/
     Deferred Coupon                              to pay interest on             acceleration of entire
     Notes due 2008                               outstanding notes after 30     amount
                                                  day grace period
12.  7% Convertible           $489.8 million      Chapter 11 filings; failure    Event of default/
     Subordinated Notes                           to pay interest on             acceleration of entire
     due 2008                                     outstanding notes after 30     amount
                                                  day grace period
13.  9 1/4% Senior Euro       $217.9 million      Chapter 11 filings; failure    Event of default/
     Notes due 2006                               to pay interest on             acceleration of entire
                                                  outstanding notes after 30     amount
                                                  day grace period
14.  9 7/8% Senior Euro       $305.1 million      Chapter 11 filings; failure    Event of default/
     Notes due 2009                               to pay interest on             acceleration of entire
                                                  outstanding notes after 30     amount
                                                  day grace period

                                                                                    EVENT OF DEFAULT/
                           AMOUNT OUTSTANDING                                         ACCELERATION
                         (AS OF MARCH 31, 2002)    DEFAULT (AS OF MAY 8, 2002)     (AS OF MAY 8, 2002)
                         ----------------------    ---------------------------     -------------------
15.  11 1/2% Senior           $136.5 million      Chapter 11 filings; failure    Event of default/
     Deferred Coupon                              to pay interest on             acceleration of entire
     Euro Notes due                               outstanding notes after 30     amount
     2009                                         day grace period
16.  11 7/8% Senior           $491.0 million      Payment default of $29.7       Event of default/
     Notes due 2010                               million of interest due April  acceleration of entire
                                                  1, 2002; Chapter 11 filings    amount
17.  12 3/8% Senior           $262.2 million      Chapter 11 filings; failure    Event of default/
     Euro Notes due                               to pay interest on             acceleration of entire
     2008                                         outstanding notes after 30     amount
                                                  day grace period
18.  6 3/4% Convertible     $1,150.0 million      Chapter 11 filings; failure    Event of default/
     Senior Notes due                             to pay interest on             acceleration of entire
     2008                                         outstanding notes after 30     amount
                                                  day grace period
NTL TRIANGLE
19.  11.2% Senior             $517.3 million      None                           None
     Discount
     Debentures due
     2007
DIAMOND
20.  13 1/4% Senior           $285.1 million      Chapter 11 filings; failure    Event of default/
     Discount Notes due                           to pay interest on             acceleration of entire
     2004                                         outstanding notes after 30     amount
                                                  day grace period
21.  11 3/4% Senior           $531.0 million      Chapter 11 filings; failure    Event of default/
     Discount Notes due                           to pay interest on             acceleration of entire
     2005                                         outstanding notes after 30     amount
                                                  day grace period
22.  10 3/4% Senior           $420.5 million      Chapter 11 filings; failure    Event of default/
     Discount Notes due                           to pay interest on             acceleration of entire
     2007                                         outstanding notes after 30     amount
                                                  day grace period
23.  10% Senior               $192.4 million      Chapter 11 filings; failure    Event of default/
     Sterling Notes due                           to pay interest on             acceleration of entire
     2008, issued by                              outstanding notes after 30     amount
     Diamond Holdings                             day grace period
     plc
24.  9 1/8% Senior            $110.0 million      Chapter 11 filings; failure    Event of default/
     Notes due 2008,                              to pay interest on             acceleration of entire
     issued by Diamond                            outstanding notes after 30     amount
     Holdings plc                                 day grace period

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table includes aggregate information about the Company's contractual obligations as of March 31, 2002 and the periods in which payments are due. The holders of the long-term debt have the right to accelerate repayment, or may have such right, which has caused all of the Company's long-term debt to be classified as current. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders' rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

                             PAYMENTS DUE BY PERIOD

CONTRACTUAL                                            LESS THAN                             AFTER
OBLIGATIONS                                  TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS    5 YEARS
-----------                                ---------   ---------   ---------   ---------   ---------
                                                                 (IN MILLIONS)
Long-Term Debt...........................  $18,445.9    $  7.3     $  503.6    $6,714.1    $11,220.9
Capital Lease Obligations(1).............      190.9       9.2         15.4        12.6        153.7
Operating Leases(1)......................      712.5      64.5        119.9       112.1        416.0
Unconditional Purchase Obligations.......    1,518.2     359.9        385.2       205.6        567.5
Other Long-Term Obligations..............       None
Total Contractual Cash Obligations.......  $20,867.5    $440.9     $1,024.1    $7,044.4    $12,358.1

---------------

(1) These amounts are as of December 31, 2001 which are not significantly different from March 31, 2002.

     The following table includes aggregate information about the Company's commercial commitments as of March 31, 2002. Commercial commitments are items that the Company could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

                   AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

OTHER COMMERCIAL                                TOTAL AMOUNTS   LESS THAN    1-3     4-5     OVER
COMMITMENTS                                       COMMITTED      1 YEAR     YEARS   YEARS   5 YEARS
----------------                                -------------   ---------   -----   -----   -------
                                                                   (IN MILLIONS)
Guarantees....................................     $ 28.1         $ 1.0     $12.9   $ 0.1    $14.1
Lines of Credit...............................       None
Standby Letters of Credit.....................       None
Standby Repurchase Obligations................       None
Other Commercial Commitments..................       72.4          28.2      25.7    18.5       --
Total Commercial Commitments..................     $100.5         $29.2     $38.6   $18.6    $14.1

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

     We expect our growth in 2002 to be curtailed by funding constraints. Although our current business plan includes a reduction in the number of new customers and an increase in revenue from existing customers, our cash constraints present many challenges to the successful execution of the plan. We are conserving cash through a reduction in capital expenditures including expenditures to connect new customers to our network. In order to maintain revenues and cash from operations while reducing the number of new customers, we must reduce and limit customer churn. We intend to continue to improve our customer service and increase our service offering to customers in an effort to curtail and reduce churn. We are in the process of integrating our various billing systems and customer databases in an effort to improve one of the main tools we use to provide customer service. We expect to substantially complete this project by the end of the second quarter of 2003. The total project cost is estimated to be approximately L45.0 million.

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

     Consolidated revenues increased by 1.6% to $894.0 million in the three months ended March 31, 2002, as compared to $880.2 million in the three months ended March 31, 2001. Revenue growth was achieved by improving our product offers, increasing our broadband and digital TV customer base, raising prices and by serving new customers and signing new contracts in our Broadcast and Business telecoms divisions. Revenue growth in the Business telecoms division was also the result of the acquisition of Viatel UK in the third quarter of 2001.

     In the three months ended March 31, 2002 and 2001, the United Kingdom accounted for 87.1% and 86.6%, respectively, Switzerland accounted for 10.6% and 11.3%, respectively, and other geographic regions accounted for 2.3% and 2.1%, respectively of total consolidated revenues.

     In the three months ended March 31, 2002 and 2001, consumer telecommunications and television revenues were 68.1% and 69.4%, respectively, business telecommunications revenues were 24.1% and 22.9%, respectively and broadcast transmission and other revenues were 7.8% and 7.7%, respectively of total consolidated revenues.

     Consumer telecommunications and television revenues decreased to $608.4 million from $610.9 million as a result of changes in foreign currency exchange rates. These revenues in UK pounds increased to L426.7 million from L419.0 million. The increase in revenues was due to price increases and upselling new services to customers. The increase was partially offset by customer reductions due to the sale of part of our indirect access telephony business in October 2001, a reduction in the customer base due to disconnects and a reduction in sales activity.

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

     Depreciation expense increased to $362.9 million from $331.3 million primarily due to an increase in depreciation of telecommunications and cable television equipment.

     Amortization expense decreased to $32.7 million from $423.9 million due to the adoption of SFAS No. 142 on January 1, 2002 which ended the amortization of goodwill and other indefinite lived intangible assets. Amortization expense in the three months ended March 31, 2001, after deducting the amortization of goodwill and other indefinite lived intangible assets of $387.9 million, would have been $36.0 million.

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

     Net loss was $600.2 million and $1,042.9 million in the three months ended March 31, 2002 and 2001, respectively. This change was the result of the factors discussed above, particularly the $391.2 million reduction in amortization expense.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption "Risk Factors" in this Form 10-Q/A as well as: the ability of the Company to continue as a going concern, the ability of the Company to obtain trade credit and shipments and terms with vendors and service providers for current orders; the Company's ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Company's liquidity or results of operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; the ability of the Company to attract and retain customers; general economic and business conditions, technological developments, the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment and interest rate and currency exchange rate fluctuations. We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

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

     The Company also performed an evaluation for impairment of its goodwill and license acquisition costs as of January 1, 2002 and determined that no impairment charge was required. The Company's next evaluation of impairment will be the annual test as of October 1, 2002, unless there are new indicators of impairment.

     Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2001 is as follows: $128.8 million in 2002, $127.6 million in 2003, $79.7 million in 2004, $42.3 million in 2005 and $34.5 million in 2006.

     The following table shows the Company's loss from continuing operations and its basic and diluted loss from continuing operations per share as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1, 2001 (unaudited) (in millions, except per share data).

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2002       2001
                                                              -------   ---------
(Loss) from continuing operations -- as reported............  $(600.4)  $(1,042.4)
Amortization of:
  Goodwill..................................................       --       366.4
  License acquisition costs.................................       --        18.8
  Other.....................................................       --         2.7
                                                                   --       387.9
                                                              -------   ---------
(Loss) from continuing operations -- as adjusted............  $(600.4)  $  (654.5)
                                                              =======   =========
Basic and diluted net (loss) from continuing operations per
  share:
  As reported...............................................  $ (2.53)  $   (4.04)
  Amortization expense reduction............................       --        1.42
                                                              -------   ---------
  As adjusted...............................................  $ (2.53)  $   (2.62)
                                                              =======   =========

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

     In 2001, the Company entered into a British pound forward exchange agreement consisting of twenty-six accumulating forward contracts to reduce its exposure to movement in the British pound/U.S. dollar exchange rate in accordance with its market risk strategies. In March 2002, this agreement was closed out, and the Company received cash of L0.5 million.

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

     In 2001, the Company entered into interest rate swaps, with a notional amount of L100.0 million, to hedge exposure to the floating rate indebtedness incurred under the NTLCL L200.0 Term Facility. In March 2002, these swaps were sold, and the Company received cash of L0.2 million.

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

                                   NINE
                                  MONTHS      YEAR        YEAR          YEAR          YEAR
                                  ENDING     ENDING      ENDING        ENDING        ENDING
                                 12/31/02   12/31/03    12/31/04      12/31/05      12/31/06
                                 --------   --------   -----------   -----------   -----------
Long-term Debt Including
  Current Portion
U.S. Dollars
  Fixed Rate...................    --         --            $285.1        $808.8      $1,050.0
  Average Interest Rate........                              13.25%        12.09%        11.50%
U.K. Pound
  Fixed Rate...................    --         --                --            --            --
  Average Interest Rate........
  Average Forward Exchange
     Rate......................
Euro
  Fixed Rate...................    --         --                --            --        E250.0
  Average Interest Rate........                                                           9.25%
  Average Forward Exchange
     Rate......................                                                          .8986
U.K. Pound
  Variable Rate................    --         --             L90.0      L2,494.8        L408.3
                                                             LIBOR         LIBOR         LIBOR
  Average Interest Rate........                           Plus 2.0%     plus 2.0%     plus 6.0%
  Average Forward Exchange
     Rate......................                             1.4133        1.4152        1.4189
U.K. Pound
  Variable Rate................    --         --                --            --         L20.0
                                                                                         LIBOR
  Average Interest Rate........                                                       plus 3.5%
  Average Forward Exchange
     Rate......................                                                         1.4189
CHF
  Variable Rate................    --         --         CHF 143.0     CHF 250.3     CHF 536.3
  Average Interest Rate........                        Swiss LIBOR   Swiss LIBOR   Swiss LIBOR
                                                          plus 2.5%     plus 2.5%     plus 2.5%
  Average Forward Exchange
     Rate......................                              .6109         .6184         .6261

                                         YEAR                                     FAIR
                                        ENDING                                   VALUE
                                       12/31/07     THEREAFTER      TOTAL       03/31/02
                                      -----------   -----------   ----------   ----------
Long-term Debt Including
  Current Portion
U.S. Dollars
  Fixed Rate........................       $820.5      $6,442.1     $9,406.5     $3,090.4
  Average Interest Rate.............        10.38%         8.82%
U.K. Pound
  Fixed Rate........................           --        L890.0       L890.0       L319.3
  Average Interest Rate.............                      10.09%
  Average Forward Exchange Rate.....                     1.4381
Euro
  Fixed Rate........................           --        E860.0     E1,110.0       E340.6
  Average Interest Rate.............                      11.14%
  Average Forward Exchange Rate.....                      .9118
U.K. Pound
  Variable Rate.....................           --            --     L2,993.1     L2,993.1
  Average Interest Rate.............
  Average Forward Exchange Rate.....
U.K. Pound
  Variable Rate.....................        L40.0        L140.0       L200.0       L200.0
                                            LIBOR         LIBOR
  Average Interest Rate.............     plus 3.5%     plus 3.5%
  Average Forward Exchange Rate.....       1.4242        1.4301
CHF
  Variable Rate.....................    CHF 643.5   CHF 2,001.9   CHF 3,575.0  CHF 3,575.0
  Average Interest Rate.............  Swiss LIBOR   Swiss LIBOR
                                         plus 2.5%     plus 2.5%
  Average Forward Exchange Rate.....        .6340         .6583

                                       NINE
                                      MONTHS        YEAR         YEAR        YEAR       YEAR
                                      ENDING       ENDING       ENDING      ENDING     ENDING
                                     12/31/02     12/31/03     12/31/04    12/31/05   12/31/06
                                    ----------   ----------   ----------   --------   --------
INTEREST RATE DERIVATIVE FINANCIAL
  INSTRUMENTS RELATED TO
     LONG-TERM DEBT
Interest Rate Swaps
  Notional CHF Amount.............  CHF 1,200.0  CHF 1,200.0  CHF 1,200.0    --         --
  Average Floor Strike Rate.......        3.27%        3.27%        3.27%
  Average Cap Strike Rate.........        5.15%        5.15%        5.15%
Receipt of UK Pounds
  Notional Euro Amount............       E67.0           --           --     --         --
  Average Contract Rate...........       .6465

                                                    YEAR                                 FAIR
                                                   ENDING                               VALUE
                                                  12/31/07   THEREAFTER     TOTAL      03/31/02
                                                  --------   ----------   ----------   --------
INTEREST RATE DERIVATIVE FINANCIAL
  INSTRUMENTS RELATED TO LONG-TERM DEBT
Interest Rate Swaps
  Notional CHF Amount...........................    --          --        CHF 1,200.0  CHF (21.7)
  Average Floor Strike Rate.....................
  Average Cap Strike Rate.......................
Receipt of UK Pounds
  Notional Euro Amount..........................    --          --             E67.0      E(3.7)
  Average Contract Rate.........................

                                  RISK FACTORS

 WE CURRENTLY HAVE LIMITED LIQUIDITY. IF WE ARE UNABLE TO SUCCESSFULLY IMPLEMENT A RECAPITALIZATION, THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     We have limited liquidity. We do not currently have access to our historic sources of liquidity in the capital markets and our credit facilities are either fully drawn or we are currently unable to access remaining undrawn amounts. As a consequence, we need to restructure our outstanding debt and/or raise new funds. On May 8, 2002 we filed an arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. On May 24, 2002, we filed an amended plan, which sets forth the joint reorganization plan, subject to court approval, to which the Company, an unofficial committee of its public bondholders and France Telecom, a significant holder of our preferred stock, have agreed in principle. A steering committee of the lending banks under our credit facilities has given its agreement in principle (on a non-legally binding basis) to the terms of the proposed plan of reorganization. However, the proposed plan of reorganization remains subject to a favorable vote of our impaired creditors and bankruptcy court approval. We may also face the possibility of insolvency proceedings in the UK or elsewhere.

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

 WE ARE IN DEFAULT UNDER OUR CREDIT FACILITIES.

     Before we could commence negotiations with the unofficial committee of our bondholders we needed to obtain waivers from the lenders under our credit facilities. These lenders granted waivers which, until April 30, 2002 in the case of the UK credit facilities, or May 14, 2002 in the case of the Cablecom facility, provided that NTL's commencement of negotiations with bondholders with a view to rescheduling of its debt would not constitute an event of default under its credit facilities.

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

     As a result of these payment defaults and as a result of NTL's Chapter 11 bankruptcy filings, there is currently an event of default in respect of all of NTL's publicly traded notes other than the notes issued by NTL Triangle. As a result of the Chapter 11 filing, this debt is immediately due and payable.

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

     There can be no assurance that iesy will meet the conditions precedent to access additional funds under its credit facility or that it will be in compliance with the covenants under its debt agreements. The failure of iesy to obtain required funding or a default entitling the lenders to accelerate repayment of iesy's borrowings would adversely affect the value of NTL's investment in iesy.

     In addition, on April 15, 2002, a funding request for $20 million was received by NTL under the terms of the investment agreement relating to NTL's investment in B2. NTL has informed B2 and the other principal investors that it is not in a position to comply with this request at this time. The B2 investment agreement provides that if NTL fails to provide such funding, it may be sued for non-payment and arguably could lose certain rights under the B2 shareholders' arrangements. Pursuant to the applicable documents, if this occurs the majority remaining shareholders may also elect to terminate the shareholder arrangements with respect to NTL and exercise a contractual right to acquire on a pro rata basis NTL's interest in B2 at 25% of fair market value. If the remaining shareholders elected to exercise these rights, NTL could be forced to sell its stake in B2 at a loss. NTL believes, however, that it has certain defenses and protections of and for NTL's rights under the B2 investment agreement and in respect of its equity interest in B2 and intends to vigorously enforce such rights and protections.

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

     On March 28, 2002, our common stock was suspended from trading on the NYSE pending delisting due to the low trading price and low market capitalization relative to the NYSE requirements. The stock last traded on the NYSE on March 26, 2002 at a price of $0.20. Our common stock began trading on the over-the-counter bulletin board effective April 1, 2002, and is currently trading there under the symbol "NTLD". However, there can be no assurance that a liquid market will develop for our common stock on the OTC bulletin board.

     In addition, on May 9, 2002, Nasdaq Europe halted trading of NTL's common stock pending receipt of information relating to the restructuring process because of the filing of NTL's Chapter 11 cases. NTL has complied with this information request, although there can be no assurance that Nasdaq Europe will
(1) not make additional information requests, (2) remove the trading halt on shares of NTL's common stock or (3) not delist shares of NTL's common stock.

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

  DEFENSE OF PUTATIVE CLASS ACTION SUITS FILED AGAINST NTL INCORPORATED AND CERTAIN OF ITS OFFICERS COULD HAVE A NEGATIVE IMPACT ON NTL'S BUSINESSES.

     The putative class action lawsuits filed against NTL Incorporated and certain of its officers which were commenced by seven of its purported shareholders, on behalf of certain purchasers of NTL Incorporated's securities may have a negative impact on its results of operations and business. Three of these lawsuits have been voluntarily dismissed with respect to NTL Incorporated because they were filed subsequent to the commencement of NTL's Chapter 11 cases. The claims arising out of the remaining suits against NTL Incorporated will be discharged if the proposed recapitalization plan is confirmed by the bankruptcy court. The claims arising out of the suits against the individual officers remain and will not be discharged under the Bankruptcy Code if the recapitalization plan is confirmed, but may be released pursuant to the terms of the plan itself. If, for any reason, the claims against there officers are not released under the plan, defenses of such suits may divert such officers' time and resources from managing the operations of NTL's business. If these officers spend significant amounts of time defending these lawsuits, there may be a negative impact on results of operations and business.

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

     As of the date of this Form 10-Q/A, there are no current waivers from the lenders under the credit facilities. As a consequence, the Chapter 11 filings resulted in events of default under NTL's UK credit facilities and the Cablecom credit facility.

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

     Since the end of April 2002 the following defaults have occurred under the finance documents: (1) The indentures issued by NTL (Delaware), Inc. and NTL Inc. have become payable and have not been paid; (2) NTL (Delaware), Inc. has commenced negotiations with its creditors with a view to the general rescheduling of its indebtedness and has commenced proceedings under Chapter 11 of the US Bankruptcy Code pursuant to which it intends to reorganize its debt;
(3) NTL (Delaware), Inc. has liabilities which exceed the value of its assets and is unable to pay its debts as they fall due; (4) Cablecom was unable to satisfy the conditions to allow it to rollover revolving advances maturing in early July 2002. The revolving advances remained unpaid for several days until Cablecom was able to obtain the consent of the banks to waive the conditions to their rollover; (5) Certain of the conditions subsequent imposed by the restated credit agreement, the waiver letter and other finance documents executed pursuant to the restated credit agreement have yet to be fulfilled.

     The outstanding defaults under the Cablecom finance documents entitle the facility agent to demand repayment of the loan and enforce the security granted to secure that loan. The facility agent has a discretion to take those steps and can be compelled to take those steps by a group of banks holding at least
66 2/3% in aggregate of the loan.

MISSED INTEREST PAYMENTS ON NTL'S PUBLIC BONDS

     As a result of the missed interest payments not cured within the 30 day grace period with respect to certain of NTL's publicly traded bonds (described below), as of May 1, 2002, there was an event of default under the UK credit facilities and as of May 16, 2002, there was an event of default under the Cablecom credit facility.

CHAPTER 11 BANKRUPTCY FILING

     On May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed an arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. NTL's operating subsidiaries were not included in the Chapter 11 filing. The Chapter 11 filing constituted an event of default under the Company's UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable.

DEFAULTS ON HIGH YIELD AND CONVERTIBLE NOTES

PAYMENT DEFAULTS

     NTL Incorporated and NTL (Delaware), Inc. did not make interest payments and payment of related fees falling due on April 15, 2002, in the aggregate amount of $2.5 million, in respect of their 5 3/4% Convertible Subordinated Notes due 2011. NTL Communications Corp. did not make scheduled interest payments due April 1, 2002, in the aggregate amount of $74.2 million, in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008 and 11 7/8% notes due 2010. NTL Communications Corp. also did not make interest payments falling due on April 15, 2002, totaling $17.7 million, in respect of its 12 3/4% Senior Deferred Coupon Notes due 2005. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and Diamond Holdings Limited.

     If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under the Company's other indentures at NTL Communications Corp., NTL (Delaware), Inc., NTL Incorporated and under the Company's UK credit facilities and the Cablecom credit facility.

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

AGGREGATE AMOUNT OF DEFAULTS

INTEREST

     As a result of the events of default described above, as of May 8, 2002, the date of the Chapter 11 filing:

     - NTL Incorporated and NTL (Delaware), Inc. are in default in respect of $2.5 million of interest payments in respect of their 5 3/4% notes due 2011, including interest accrued on such missed interest payment up to May 8, 2002, and

     - NTL Communications Corp. is in default in respect of an aggregate of $92.9 million of interest payments in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008, 11 7/8% notes due 2010 and 12 3/4% notes due 2005, including interest accrued on the missed interest payments up to May 8, 2002.

PRINCIPAL

     As a consequence of the Chapter 11 filings on May 8, 2002, all amounts outstanding under the indentures governing the high yield and convertible debt of the entities having commenced Chapter 11 cases automatically became immediately due and payable. However, the automatic stay of Section 362 of the U.S. Bankruptcy Code serves to prevent the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court. As a result of the default and acceleration resulting from the Chapter 11 filing, as of March 31, 2002:

     - NTL Incorporated and NTL (Delaware), Inc. are in default in respect of an aggregate of $100.0 million in principal amount of debt;

     - NTL (Delaware), Inc. is in default in respect of an aggregate of $1,200.0 million in principal amount of debt;

     - NTL Communications Corp. is in default in respect of an aggregate of $7,911.9 million in principal amount of debt; and

     - Diamond Cable Communications and Diamond Holdings are in default in respect of an aggregate of $1,539.0 million in principal amount of debt,

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

          99.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

                                          NTL INCORPORATED

                                          By:     /s/ GREGG N. GORELICK
                                            ------------------------------------
                                                     Gregg N. Gorelick
                                                 Vice President-Controller

Date: September 19, 2002

                                 CERTIFICATIONS

I, Barclay Knapp, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of NTL Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 19, 2002

                                                   /s/ BARCLAY KNAPP
                                          --------------------------------------
                                                      Barclay Knapp
                                                 Chief Executive Officer
                                              (Principal Executive Officer)

I, John Gregg, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of NTL Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 19, 2002

                                                   /s/ JOHN F. GREGG
                                          --------------------------------------
                                                      John F. Gregg
                                                 Chief Financial Officer
                                              (Principal Financial Officer)