Form 10-K
period 2002-12-31
NTL EUROPE INC
filed 2003-05-30
CIK 1114937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

Commission file number 0-30673

NTL EUROPE, INC.

(On January 10, 2003, the name of the Registrant was changed from NTL Incorporated to NTL Europe, Inc.)
(Exact name of Registrant as specified in its charter)

Delaware	13-4105887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37 Purchase Street, Rye, New York	10580
(Address of principal executive office)	(Zip Code)

(914) 921-1800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
10% Fixed Redeemable Preferred Stock, Series A, par value $.01 per share
Stockholder Rights accompanying each share of Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. YES ☐ NO☑

On January 10, 2003, the Company consummated a plan of reorganization, pursuant to which the Company, then known as NTL Incorporated (“Old NTL”), was separated into two independent companies. Until then, Old NTL was one company with common stock that traded on the New York Stock Exchange until March 28, 2002, and then on the OTC Bulletin Board. Upon consummation of the plan of reorganization, Old NTL’s securities, including its common stock, were cancelled and the Company issued new common stock and preferred stock. The Company’s new common stock and preferred stock initially traded on the OTC Bulletin Board under the symbols “NTEU.OB” and “NTEP.OB,” respectively, but, due to the late filing of this Form 10-K, have been changed to “NTEUE.PK” and “NTEPE.OB,” respectively. The aggregate market value of the voting and non-voting common equity of Old NTL held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2002, was $3,630,377. Pursuant to the reorganization plan, all of the common equity of Old NTL was cancelled and, therefore, this amount is not indicative of the current value of the Company’s common stock.

Number of shares outstanding at May 21, 2003:

19,657,433 shares of Common Stock, par value $.01 per share 6,862,193 shares of 10% Fixed Redeemable Preferred Stock, Series A, par value $.01 per share

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan by a court. YES ☐ NO ☑

Documents Incorporated by Reference: None

NTL EUROPE, INC.
FORM 10-K
December 31, 2002

PART I

     In this Form 10-K, references to “£,” “(pound sterling),” “(pound),” “pence” or “p” are to the lawful currency of the United Kingdom, references to “€,” “(euro)” or “Euro” are to the lawful currency of the European Monetary Union, references to “CHF” or “Swiss Franc” are to the lawful currency of Switzerland and references to “U.S. dollars,” “dollars,” “$” or “(cent)” are to the lawful currency of the United States. As of December 31, 2002, the noon buying rate in New York for cable transfers in the following foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York were $1.6095 per UK (pound) 1.00, $1.0485 per (euro) 1.00 and $0.7229 per Swiss Franc 1.00. You should not construe these exchange rates as representations that the foreign currency amounts actually represent such U.S. dollar amounts or vice versa or could have been or could be or will be converted into U.S. dollars or foreign currencies, as the case may be, at the rate indicated or at any other rate.

Item 1. Business

Overview

     On May 8, 2002, the entity then known as NTL Incorporated (referred to herein as “Old NTL”) and certain of its subsidiaries at that time, namely, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp., each filed a voluntary petition for a “prearranged” joint plan of reorganization under Chapter 11 of the United States Bankruptcy Code to convert approximately $10.6 billion of debt into equity of two separate companies.

     The filings were made on May 8, 2002 in the United States Bankruptcy Court for the Southern District of New York located in New York, New York. On May 24, 2002, the debtors filed a disclosure statement and an amended joint reorganization plan with the bankruptcy court. On July 15, 2002, the debtors filed an amended disclosure statement and a second amended joint reorganization plan with the bankruptcy court. On September 5, 2002, the bankruptcy court entered an order confirming the Second Amended Joint Reorganization Plan of Old NTL and certain subsidiaries, filed on July 15, 2002 (as modified and confirmed on September 5, 2002).

     The reorganization plan became effective on January 10, 2003, at which time, pursuant to the reorganization plan, Old NTL was reorganized into two separate companies—the corporation previously named “NTL Incorporated” and the corporation previously known as “NTL Communications Corp.” We are the entity formerly known as “NTL Incorporated” having been renamed “NTL Europe, Inc.” Following the consummation of the reorganization plan, we became the holding company for substantially all of Old NTL’s businesses and investments in Europe, as well as certain other investments and interests. NTL Communications Corp. was renamed “NTL Incorporated” and is the holding company for substantially all of Old NTL’s businesses and operations in the United Kingdom and Ireland (referred to herein as “New NTL”). New NTL is an independent entity which is no longer owned by or affiliated with us. However, because the reorganization was consummated after the end of the fiscal year ended December 31, 2002 at which time NTL Communications Corp. was a subsidiary of Old NTL, under applicable reporting requirements, certain information concerning Old NTL and NTL Communications Corp. and its subsidiaries are required to be included in this Form 10-K and the financial statements which are a part hereof.

     We are incorporated under the laws of the State of Delaware. We were originally incorporated on December 31, 1999. Through February 1999, NTL Communications Corp., then known as “NTL

Incorporated,” was the holding company for all of Old NTL’s businesses. At that time, a new holding company was created and assumed the name “NTL Incorporated” and the former holding company was renamed “NTL Communications Corp.” In May 2000, a new holding company structure was implemented in connection with the acquisition of Cable & Wireless Communications plc. The new holding company assumed the name “NTL Incorporated” and the former holding company was renamed “NTL (Delaware), Inc.,” its current name. On the effective date of the reorganization plan, we filed an amended charter which authorized, among other things, the change of our name to NTL Europe, Inc. In addition, on the effective date of and pursuant to the reorganization plan, all previously outstanding public debt, equity securities and stock options of Old NTL were cancelled and we authorized the issuance of 19,668,777 shares of common stock, par value $0.01 per share, (19,657,433 of which were outstanding as of May 21, 2003) together with associated preferred stock purchase rights, and 7,364,000 shares of 10% Fixed Coupon Redeemable Preferred Stock, Series A, par value $0.01 per share (with a $50.00 liquidation preference per share) (the “Preferred Stock”) (6,862,193 of which were outstanding as of May 21, 2003). In accordance with the reorganization plan, our board of directors has reserved 2,000,000 shares of our common stock for issuance upon exercise of the management incentive options authorized for grant under our management incentive plan. However, we have not issued, and we currently have no plans to issue, any options under our 2003 Stock Option Plan.

     The reorganization plan provided that each holder of an allowed NTL Communications Corp. senior notes claim should receive, among other consideration, its pro rata share of the Class 7 Euroco Value, which was defined in the reorganization plan as the value of 331,222 shares of our common stock. On November 20, 2002, the bankruptcy court entered an order authorizing an amendment to the reorganization plan to make the definition of Class 7 Euroco Value more precise by including the timing of its distribution and the method of calculating its value. As a result, the Class 7 Euroco Value was defined to be the value of 331,222 shares of common stock calculated based on the volume-weighted average closing prices of the shares of common stock during the period of 60 trading days immediately following the effective date. A trading day includes any day a trade of our common stock took place on the OTC Bulletin Board. The expiration of the 60 trading day period occurred on April 21, 2003 and the Class 7 Euroco Value paid to holders of allowed NTL Communications senior notes claims was in the aggregate amount of $47,216.

     The order confirming the reorganization plan authorized and approved, as of the effective date, the redemption for cash of $25 million of the Preferred Stock. This redemption occurred on the effective date of the reorganization plan. Following such redemption, an aggregate of 6,864,000 shares of Preferred Stock were authorized for issuance (6,862,193 of which were outstanding as of May 21, 2003), having a liquidation preference of approximately $343 million. Further, upon the consummation of the reorganization plan (after taking into account the redemption for cash of $25 million of our Preferred stock), we had approximately $63 million in cash and our subsidiaries had an additional amount of approximately $11 million in cash.

Our Business

We currently have the following indirect wholly-owned operating subsidiaries:

•	NTL Premium TV Holdings Corp., our sports TV and internet content business

•	Cablecom GmbH, our cable business in Switzerland, ownership of most of which we are unlikely to retain (See “Recent Developments – Cablecom GmbH”)

•	NTL Lanbase, SL, our LAN/WAN installation business located in Madrid, Spain

•	NTL Broadcast (Thailand) Ltd. and NTL Broadcast Sdn Ltd., our Asian broadcast infrastructure, services and consulting business

We currently have minority interests in the following operating entities:

•	Two Way TV Limited, an interactive television service provider

•	Global Radio Participations SA, a European digital radio license holder

•	ITV News Channel Limited, a 24-hour news channel located in the U.K.

•	B2 (Bredband) AG, a Swedish broadband communications company, but, as described more fully in this Form 10-K, NTL Delaware entered into a settlement agreement on April 30, 2003, pursuant to which, among other things, our interest in B2 will be transferred in the near future

     Our most significant holdings are currently being restructured and we will be reviewing all of our holdings to determine the most appropriate course of action. Our board of directors and management will explore the strategic and financial alternatives available to us. Some alternatives may include, among others, our restructuring around one or more of our existing business units, a sale of assets, a going-private transaction or the ultimate liquidation and winding up of our operations and the distribution of available proceeds to our stockholders. We may not receive any proceeds from any of these transactions after the payment of outstanding debt that some of these companies may owe and any fees and expenses incurred in connection with these transactions. See, in particular, “Recent Developments – Cablecom GmbH.” To the extent we receive cash proceeds from any asset sale we or our subsidiaries complete, the Preferred Stock will be entitled to mandatory redemption in a like amount, subject to some limited exceptions set forth in our charter, until all shares of the Preferred Stock (having an aggregate of $343 million in liquidation preference) have been redeemed. Given the liquidation preference on the Preferred Stock and the anticipated value of our assets, it is unlikely that any such liquidation will generate any proceeds or distributions to the holders of our common stock.

Recent Developments

     Cablecom GmbH

     Cablecom is our largest subsidiary which, during 2002 and 2001, accounted for 92% and 84%, respectively, of our consolidated revenue. Cablecom is the principal borrower under an amended and restated credit agreement, dated as of April 30, 2002 and effective as of May 2, 2002. See “Cablecom GmbH – Cablecom credit facility and Cablecom credit facility amendment” below. Under the credit agreement, Cablecom and one of its subsidiaries are indebted in an amount of approximately CHF 3,792 million (which includes recently accrued interest payments), none of which is recourse to us. Although the credit facility was originally scheduled to mature on April 30, 2003, upon the request of Cablecom, the maturity date has been extended to the business day following May 31, 2003, with an additional automatic extension to June 30, 2003 under certain circumstances. In addition, Cablecom has been notified by the lenders that it is in default under the credit agreement. Accordingly, the lenders could seek to accelerate the maturity of the credit facility at any time.

     Cablecom does not have the resources to repay the bank debt when it comes due, whether on the extended maturity date or upon the acceleration thereof. Further, as security for its guaranty of Cablecom’s obligations under the credit agreement, NTL Cablecom Holding GmbH, the parent entity of Cablecom, has pledged to the lenders all of the shares of Cablecom. Accordingly, upon the maturity of the credit facility, whether upon acceleration or otherwise, the lenders could seek to exercise their rights under the pledge. In such an event, although we would not be liable for any of Cablecom’s obligations, we would be deprived of all of our ownership interest in Cablecom.

     In addition, Cablecom and two of its subsidiaries are “overindebted” under Swiss law. If Cablecom is unsuccessful in consummating a transaction with its lenders to resolve that “overindebtedness” issue in the near future (and in any event no later than the maturity date of the credit agreement), the board of directors of Cablecom may be required to file for insolvency proceedings under Swiss law. Further, on April 9, 2003, the board of directors of Cablecom received a letter from Ernst & Young AG notifying the board of Cablecom that Cablecom and some of its subsidiaries are “overindebted” and, if there is no consensual settlement on the overall financial restructuring of Cablecom or an extension of the maturity date or any other measures taken which would cure the “overindebtedness,” the board would be required to notify a Swiss court and deposit the balance sheets for Cablecom and its subsidiaries immediately, thereby commencing insolvency proceedings. If Cablecom files for insolvency proceedings, it is unlikely that we will retain any interest in Cablecom.

     In order to seek to address the foregoing issues, Cablecom has been actively engaged in negotiations with its lenders regarding an overall financial restructuring of Cablecom. If consummated, such restructuring is expected to include a reduction in the amount of debt outstanding, an extension of maturity date of such debt and control of Cablecom being assumed by the lenders. As part of such negotiations, we are seeking to retain a small minority interest in Cablecom in consideration for our cooperation in permitting Cablecom to reach a consensual restructuring plan with its lenders. There is, however, no assurance that such negotiations will be successful. Further, whether or not such negotiations are successful, we expect to be deprived of our controlling interest in Cablecom in the near future. After such occurrence, the results of Cablecom will not be reported as part of our consolidated results of operations.

     B2 Bredband AB

     On April 30, 2003, NTL Delaware, together with its subsidiaries NTL Sweden SPV Inc. and Nogenta Swedish Acquisition Holding B.V., entered into an agreement with B2 and the other principal shareholders of B2 relating to, among other things, the transfer of our securities in B2. Under the agreement, the NTL Europe parties have agreed to transfer their interest in B2 to certain other shareholders of B2 in exchange for approximately $375,000 in cash or certain securities of a B2 affiliate and mutual releases among the parties relating to a dispute stemming from an April 15, 2002 funding request for approximately $20 million. In connection with the mutual releases, the agreement provides that B2 and the other principal shareholders will withdraw, or otherwise assist NTL Delaware in obtaining bankruptcy court denial of, the proofs of claim filed by B2 and the other principal shareholders in the bankruptcy court. The closing of this transaction is subject to customary closing conditions, but the NTL Europe releases are effective unless the NTL Europe parties breach their respective obligations under the agreement.

     iesy Hessen GmbH

     On November 3, 2002, Old NTL, NTL Delaware, and Brigadoon Ventures, Inc., a wholly-owned subsidiary of NTL Delaware, entered into an agreement, pursuant to which (1) Old NTL was entitled to receive a cash facilitation fee for our cooperation in the restructuring of iesy Hessen GmbH and its subsidiaries (but not in consideration of the Old NTL entities’ indirect equity stake in iesy Hessen) of approximately $1.3 million, less the Old NTL entities’ pro rata share of expenses (approximately $250,000) and (2) the Old NTL entities were entitled to receive a release of possible liabilities and claims arising out of their indirect equity stake in iesy Hessen, including claims alleged by certain holders of notes of iesy Hessen in the bankruptcy. The transactions contemplated by the iesy Hessen agreement closed in January 2003.

Cablecom GmbH

     Introduction

     As described above in “Recent Developments – Cablecom GmbH,” Cablecom has approximately CHF 3,792 million in bank debt (which includes recently accrued interest payments) maturing on the business day following May 31, 2003 (with an additional automatic extension to June 30, 2003 under certain circumstances), and insufficient resources to satisfy such obligation. In addition, Cablecom and two of its subsidiaries are “overindebted” under Swiss law and, accordingly, may be required to file for insolvency proceedings in Switzerland. Cablecom and its lenders have been involved in ongoing discussions regarding a complete financial restructuring of Cablecom which will, among other things, reduce the amount of bank debt outstanding, extend the maturity date thereof and resolve the Swiss overindebtedness issue. In the event that such negotiations are unsuccessful, we expect to be deprived of all of our ownership interest in Cablecom in the near future. Further, even if such negotiations are successful, we expect to be left with no more than a small minority interest in Cablecom. Accordingly, we anticipate that, in the near future, the results of Cablecom will no longer be reported as part of our consolidated results of operations. In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends, distributions or other payments have ever been or will be made by Cablecom to us. Notwithstanding these facts, because Cablecom was our wholly-owned subsidiary on December 31, 2002 and remains so as of the date hereof, we have included the following business description of Cablecom.

     Cablecom Business Overview

     Cablecom is Switzerland’s largest cable operator with approximately 54% of the Swiss cable television market as of December 31, 2002. Cablecom currently operates in the following three business areas: (1) Cable Networks. Residential cable television is Cablecom’s largest business and comprises 28 different cable networks of which six are wholly-owned by Cablecom. This accounts for approximately 91% of total subscribers. As of December 31, 2002, Cablecom had a penetration rate of over 91% of homes passed, 82% of the network is upgraded and over 1.1 million homes are bi-directional. Approximately 72,000 digital television customers and 135,000 broadband internet subscribers were connected as of December 31, 2002. Furthermore, Cablecom had approximately 100,000 dial up internet subscribers at that time. Approximately 82% of Cablecom’s subscribers are in the German speaking region of Switzerland, 10% in the French speaking region and the remainder in the Italian and Romansch speaking regions.

     (2)  Cablecom Business. Cablecom Business AG, a wholly-owned subsidiary of Cablecom, offers advanced data services to the Swiss business market. With one of two national fiber backbones, Cablecom Business provides voice and data services to the small, medium and multi-site national business. Current products include leased lines, virtual private networks, connectivity and carriers’ carrier services.

     (3) Engineering Services. Cablecom, through Cablecom Business, also provides cable television engineering services to third parties. In this business segment, Cablecom is the leader in Swiss cable television engineering with a market share of 75%. Services include third-party cable television systems and network infrastructure planning and design, project management, and network measurement and maintenance.

     Network Upgrade. Cablecom is currently upgrading its nationwide network, which consists of three interconnected segments:

(1)	Fiber optic backbone;

(2)	Hybrid-fiber coaxial or “HFC” network; and

(3)	In-house installations.

     Cablecom’s network upgrade program comprises installing new fiber optic backbone connections, installing new HFC nodes and connecting them to the fiber optic backbone, installing a return path in the HFC amplifiers and replacing the in-house wiring or installing filters. Over 82% of the HFC network was upgraded at the end of 2002. Moreover, as HFC networks in each area are upgraded, Cablecom upgrades in-house installations at the request of subscribers wishing to subscribe to new services, including digital cable television, high-speed internet and telephony services.

     Cable Television Services. In November 1999, Cablecom launched digital services under the SwissFun brand name in German-speaking regions of Switzerland. SwissFun is currently referred to as “Cablecom Digital TV.” As of December 31, 2002, Cablecom had approximately 72,000 digital television subscribers. Using a purchased or leased set-top-box, Cablecom subscribers can access an additional 30 digital channels and 25 radio channels for free, as part of their basic television subscription offering. The subscribers can then subscribe to over 25 additional channels in pay packages.

     In addition to increasing the number of channels that can be broadcast, the introduction of digital broadcasting allows Cablecom to address each set-top-box individually, providing Cablecom with the necessary flexibility to bundle expanded basic and pay channels into more attractive pay packages.

     Since September 2002, Cablecom has been offering additional pay-per-view services over its network. Customers have the opportunity to individually purchase up to 20 popular movies each month on a pay-per-view basis.

     Internet Services. Cablecom intends to continue to roll out high-speed internet access services throughout its service areas as its networks are upgraded to bi-directionality. To maximize the return on capital expenditure, Cablecom is first upgrading subscriber areas where demand is the highest. As of December 31, 2002, Cablecom provided cable modem services to approximately 135,000 subscribers.

     Cablecom also offers dial-up internet services to both residential customers and businesses via its SwissOnline portal. SwissOnline is a wholly-owned subsidiary of Cablecom and is one of Switzerland’s largest internet service providers and one of the leading portals in Switzerland.

     Telecommunication Services. Apart from Swisscom, Cablecom is the only company with a nationwide footprint and a local loop infrastructure in Switzerland. When it has completed its network upgrade, Cablecom expects to provide broadband local loop infrastructure access to nearly 50% of Swiss households. Cablecom’s local loop networks cover all major Swiss cities, except Lausanne and Geneva. In Geneva, Cablecom has a 12.2% stake in 022 Telegeneve, a company which provides such coverage.

     In December 2001, lab testing and field trials of the Cablecom VoIP telephony product proved successful. In November 2002, an employee test was launched which has been followed by a consumer test launch in the first quarter of 2003. Cablecom plans the commercial launch of its telephony product in 2003.

Competition for Cablecom in Switzerland

     (1)  Cable Television. Cablecom is Switzerland’s largest cable operator with approximately 54% of the Swiss cable television market as of December 31, 2002. Despite consolidation in the industry, which was led by Cablecom, the cable services industry remains highly fragmented. Cablecom offers value added services, including digital television, pay-television, interactive-television, near-video-on-demand, high speed internet, and in the future voice-over-internet Protocol-telephony. These services compete with third parties such as pay television offerings from satellite operators.

     (2)  Internet. In the provision of internet services, Cablecom primarily competes with blu win (formerly Blue Window) which is owned by Swisscom, and the internet services offered by Sunrise (TDC Switzerland).

     (3)  Fixed Line Telephony. The principal competitor in both residential and business telephony will be Swisscom, the incumbent provider of telephony services in Switzerland. A number of alternative carriers are building a network backbone infrastructure, including Sunrise, which is majority owned by TDC A/S (Tele Danmark), d holding (Swiss utilities), UBS AG and the Swiss Railways.

Cablecom credit facility and Cablecom credit facility amendment

     Introduction

     As described above in “Recent Developments – Cablecom GmbH,” Cablecom has approximately CHF 3,792 million in bank debt (which includes recently accrued interest payments) maturing on the business day following May 31, 2003 (with an additional automatic extension to June 30, 2003 under certain circumstances), and insufficient resources to satisfy such obligation. In addition, Cablecom and two of its subsidiaries are “overindebted” under Swiss law and, accordingly, may be required to file for insolvency proceedings in Switzerland. Cablecom and its lenders have been involved in ongoing discussions regarding a complete financial restructuring of Cablecom which will, among other things, reduce the amount of bank debt outstanding, extend the maturity date thereof and resolve the Swiss overindebtedness issue. In the event that such negotiations are unsuccessful, we expect to be deprived of all of our ownership interest in Cablecom in the near future. Further, even if such negotiations are successful, we expect to be left with no more than a small minority interest in Cablecom. Accordingly, we anticipate that, in the near future, the results of Cablecom will no longer be reported as part of our consolidated results of operations. In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends, distributions or other payments have ever been or will be made by Cablecom to us.

     The debts outstanding under the credit agreement, dated March 28, 2000, as amended on May 16, 2000 and as amended and restated as of April 30, 2002, between, among others, NTL Delaware as indirect parent, NTL Cablecom Holding GmbH as shareholder, Cablecom as principal borrower, J.P. Morgan plc and Morgan Stanley Senior Funding, Inc. as arrangers and joint book managers, J.P. Morgan Europe Limited as agent, and the lenders party thereto, as may be further amended and/or restated from time to time described below and incorporated by reference to Exhibit 10.2 hereof is an obligation solely of the Cablecom group (which does not include NTL Delaware) and is non-recourse to us. If no further investment is made into Cablecom and/or the Cablecom credit facility is not restructured and/or further borrowing is not permitted, Cablecom will be unable to repay the Cablecom credit facility, which is payable on the first business day following May 31, 2003 or, under certain circumstances which would provide an automatic extension, June 30, 2003. The terms of the existing credit agreement (and the anticipated terms of any modification to the credit agreement) restrict the payment of any dividends, distributions or other payments from Cablecom to its shareholders. Accordingly, we have not received and do not expect to receive any liquid assets or other contribution to the funding of our operating expenses or the operating expenses of our subsidiaries through our current or, if any, future ownership in Cablecom. See Risk Factors Relating to Cablecom and Risk Factors Relating to our Company and our Securities.

Swiss Regulation Affecting Cablecom

     A comprehensive new regulatory framework governing telecommunications services in Switzerland was established with the entry into effect on January 1, 1998 of the Telecommunications Act and a concurrent restatement of the Radio and Television Act. The new regulatory regime opened both the telecommunications and cable television markets to enhanced competition.

(1)	Telecommunications Act.

     The Telecommunications Act sets forth the general framework for the transmission of voice and data information through telecommunications devices. The provisions of the Telecommunications Act apply by default to the transmission and retransmission of radio and television signals, unless the Radio and Television Act stipulates different rules.

     According to the Telecommunications Act, any operator which provides telecommunications services and independently operates a significant portion of a network must obtain a license. If certain technical and organizational criteria are met, the operator is entitled to obtain such license. Special rules apply to the use of the radio frequency spectrum and the provision of universal service. Fixed line carriers and cable television operators have a legal right to lay cables on public property in order to build their networks.

     Under the Telecommunications Act, responsibility for regulation of the telecommunications sector and the promotion of fair and open competition has been allocated among several regulatory bodies, including the independent Commission for Communication (ComCom), the administrative Office for Communication (OfCom), and the Federal Department of Environment, Transport, Energy and Communication (UVEK/DETEC) as well as the Competition Commission. Whereas ComCom is acting as the exclusive licensing authority, OfCom is responsible for the day-to-day oversight of the telecommunications sector.

     The Telecommunications Act requires that a telecommunications service provider that has a dominant position in a relevant market must provide interconnection to other providers on a non-discriminatory basis and in accordance with a transparent and cost-oriented pricing policy, stating the conditions and prices separately for each interconnection service. The Telecommunications Act authorized the Swiss federal government to produce secondary legislation governing interconnection known as the Telecommunications Ordinance. Under the Ordinance, non-dominant operators providing universal service are also subject to certain interconnection duties. Market dominance is determined on the grounds of the Swiss Competition Act.

     The Ordinance specifies that a market-dominant provider must grant access to the necessary equipment, services, and information on a transparent and non-discriminatory basis, in no worse a manner than the market-dominant provider does so internally to its divisions, subsidiaries, and partners. The Ordinance requires that prices charged for interconnection services be cost-oriented (LRIC standard). To date only Swisscom, the former telecom PTT, has been designated as market dominant.

     In 2001, the Swiss Supreme Court ruled that, despite Swisscom’s market power, there are no legal grounds to require Swisscom to grant interconnection for rented lines and “transmission media,”

thereby partly reversing a prior decision by ComCom. The Swiss Supreme Court further ruled that the current law provides no basis for the “unbundling.” No explanation was given as to whether this term was meant to include the full unbundling of the local loop, the shared use of the copper wire, or the provision of fast bitstream access by the incumbent at non-discriminatory terms. Following this ruling, the Federal Council has amended, effective January 4, 2003, the Telecommunications Ordinance and thereby has forced the unbundling of the local loop and the inclusion of rented lines in the interconnection regime. Swisscom has announced that it will challenge the new ordinance in court. Both the recent move by the Federal Council and the attitude of Swisscom are likely to increase pressure on market dominant cable television operators to grant interconnection and eventually unbundled access to their local loop in one way or another.

(2)	Radio and Television Act.

     The Radio and Television Act regulates the operation, transmission, retransmission, and receipt of radio and television programs, including related information. It distinguishes between the provision of content (“programs” in the terminology of the Act) on the one hand and retransmission on the other hand. A cable television operator must obtain a blanket retransmission license before it can transmit content. The “must carry” rules of the Act require any licensee to retransmit uncoded television programs which are broadcast by terrestrial signals as well as the channels of the Swiss Broadcasting Corporation (SRG).

     The Act furthermore states that a licensee may neither force nor refuse to provide the access of customers to its network. Landlords of properties must also grant access if a lessee so requests and if it covers any related costs. If access is granted, a licensee may still be barred from collecting subscribers’ fees if the lessees are unwilling to use the cable facilities or if a customer no longer wishes to avail itself of the services of the licensee. In this event, however, the licensee may seal the unused facilities. The Radio and Television Act is currently undergoing a comprehensive restatement.

Cablecom Regulatory Matters and Litigation

     Cablecom is subject to the regulations of the Swiss Price Regulation Act and the Swiss Competition Act. Parties found to hold and abuse a dominant market position in a given market may be subject to remedies under the provisions of these Acts; such remedies may include the regulation of prices by the Swiss Price Regulator. Cablecom was involved in proceedings before the Swiss Price Regulator, and reached an agreement late last year relating to the prices charged for basic television service it provides. Cablecom is currently also involved in proceedings before the Swiss Competition Commission where an order is being sought forcing Cablecom to distribute Teleclub’s programs over a set-top box of Teleclub’s own choosing. Details of both of these proceedings are described below.

     Agreement with the Swiss Price Regulator

     Pursuant to the agreement reached with the Price Regulator late last year, Cablecom must not charge more than CHF 19.50 per month per subscriber for basic television service for the period 2003-2004. The result of the settlement is that Cablecom’s price structure has been set back to approximately 2001 levels.

     Litigation With Teleclub

     At present, Cablecom is involved in proceedings before the Swiss Competition Commission where an order is being sought forcing Cablecom to distribute Teleclub’s digital programs over a set-top box of Teleclub’s own choosing. A preliminary order was granted against Cablecom, requiring certain interim measures, including, among other things, that Cablecom transmit the digital television signals of

Teleclub on the Cablecom network, and stating that any appeal of the preliminary order would not have the effect of suspending the interim orders contained therein. The Appeals Commission in Competition Matters has confirmed such interim measures. Cablecom has chosen not to pursue a further appeal against the part of the order granting immediate effect to the interim measures. As a result, on December 16, 2002, Cablecom commenced distribution of Teleclub’s digital signal over Cablecom’s network. Cablecom has, however, challenged the interim measures and the appeal is currently pending before the Swiss Federal Supreme Court. In the main proceeding, Teleclub is asking the Competition Commission to issue a permanent order pursuant to which Cablecom should be forced to distribute its programs in the manner described above. In addition, Teleclub is also asking the Competition Commission to set conditions, including prices, that Cablecom should be permitted to impose on Teleclub in connection with the distribution of its programs.

NTL Premium TV Holdings Corp.

     Overview

     NTL Premium TV Holdings Corp., our indirect wholly-owned subsidiary, exploits UK sports rights across the internet and broadcast media. Its lines of business include the operation of UK football-related web sites, the distribution and marketing of British Eurosport, a basic pay television sports channel, and the exploitation of other UK sports and sponsorship rights.

     Premium TV has entered into a number of joint venture agreements and other contracts with the Football League, a UK football association which represents a group of approximately 75 teams, and other individual teams, including Glasgow Rangers, Newcastle United, Aston Villa, Middlesborough and Leicester City to operate web sites with exclusive internet rights to video, audio and other information (including mobile telephone rights). Premium TV also has a contract with Eurosport to distribute British Eurosport; contracts with the British Broadcasting Corporation, or BBC, giving Premium TV the right to exploit the BBC sports archive and the right to launch a channel with that content; a contract with the FA Premier League for the pay per view rights to certain UK football matches; and a contract with the European Rugby Cup to broadcast its tournament. In addition, Premium TV has entered into a number of agreements with New NTL, pursuant to which Premium TV receives certain operational services covering premises, connectivity, hosting, technology and other corporate volume purchasing benefits. Premium TV, through its joint venture with the Football League, also has a co-marketing agreement linked with New NTL to its broadband product and Premium TV has an agreement with New NTL pursuant to which New NTL is able to exploit Premium TV’s FA Premier League pay per view rights.

     Premium TV’s internet sites provide team fans with up-to-date statistics, exclusive pre-game and post-game interviews with players and coaches, an archive of video clips of game highlights and best plays, access to club internet merchandise shops and opportunities to exchange views with other fans. Premium TV operates a customized internet platform and billing system on behalf of its joint venture and other contractual partners. Premium TV provides all of the funding for its joint ventures except the Newcastle joint venture which is jointly funded by Premium TV and Newcastle. The joint ventures share the cost of the platform and other operating costs incurred by Premium TV. Premium TV is also entitled to distributions from the joint ventures in accordance with the terms of each of the joint venture arrangements. Premium TV’s revenue streams related to its internet business are comprised of subscription revenue for its broadband service, advertising and sponsorship revenue, e-commerce revenue, betting revenue and other revenue.

     The demand for Premium TV’s internet services has been growing since its inception in 1999. Demand is driven by the popularity of football in the United Kingdom, the growth of broadband internet services in the UK, and improvements in internet services and features, particularly the advances in video streaming technology. As of December 31, 2002, Premium TV had over one million registered users for its internet sites and approximately 24,000 subscribers for its broadband premium services. Premium TV’s revenue for 2002 and 2001 was $28.4 million and $40.6 million, respectively.

     During 2002, Premium TV implemented a technical upgrade of its internet platform to allow automated software authoring which enables Premium TV to introduce new features and designs to its audience with considerably shorter lead times than has been possible in the past. Premium TV believes that its platform has reached operational stability and that it is now in a position to scale back development expenditure and focus its efforts on exploiting revenue from its internet product.

     Competition

     Premium TV competes with other providers of UK football content including television stations, radio stations, newspapers, unofficial websites, UK football teams who host their own web-sites and other companies that have similar arrangements with other UK football teams. British Eurosport competes with premium sports services and free television broadcasters who air sporting events.

     Modification with the Football League

     On September 24, 2002, Premium TV, NTL Delaware and Old NTL agreed to vary the terms of the joint venture arrangements with the Football League. Under the terms of the variation, upon the payment of arrears of rights fees by Premium TV, the Football League and the joint venture company, FLPTV, agreed to release Premium TV from its obligation to fund the payment of any further rights fees to the Football League’s member teams and its obligation to provide working capital funding to the joint venture. The Football League also agreed to release NTL Delaware from its guarantee of Premium TV’s obligations and to release Old NTL from the related undertaking. In return, Premium TV agreed to waive repayment of loan capital by the joint venture and to provide certain ongoing services to the joint venture free of charge for an initial period. NTL Delaware agreed to deposit £10.33 million into a designated single purpose account for use by Premium TV to finance the provision of such services. Premium TV and the Football League also agreed to new terms relating to the distribution of revenue generated by the joint venture.

     Settlement with NTL Broadcast

     Prior to our emergence from bankruptcy, Classic Sport Limited, an indirect wholly-owned subsidiary of Premium TV, settled a dispute with National Transcommunications Limited, referred to as “NTL Broadcast,” the broadcast and transmission division of New NTL, relating to approximately £13 million that NTL Broadcast claimed it was owed in relation to the termination of a contract between the parties. Classic Sport, Premium TV Limited (which entered into the contract as agent for Classic Sport) and NTL Broadcast have agreed to a settlement of this matter, whereby the disputed contract was terminated, Classic Sport and Premium TV Limited settled all outstanding invoices owed to New NTL (in the amount of approximately £5 million), and NTL Broadcast received £700,000 in full and final settlement of all outstanding and future claims between the parties relating to the contract.

NTL Lanbase, SL

     NTL Lanbase, based in Madrid, Spain, installs and maintains local and wide area networks, primarily using components manufactured by leading telecom manufacturers, for a number of businesses in Spain. In 2002 and 2001, NTL Lanbase’s revenue was $3.6 million and $3.8 million, respectively.

NTL Asia

     In 1999 and 2001, NTL Broadcast established two subsidiaries, located in Thailand and Malaysia, respectively. Following consummation of the reorganization plan, we maintained ownership of the operations in Malaysia and Thailand through two companies, NTL Broadcast Sdn and NTL Broadcast (Thailand) Ltd, which we refer to together as “NTL Asia.” The two subsidiaries are managed as one business. Separately, New NTL maintains a branch office in Singapore. Our subsidiaries rely on New NTL’s Singapore office for administration and other support services. We have entered into an agreement to jointly manage the business of NTL Asia with New NTL. NTL Asia together with New NTL’s branch office in Singapore offers design and build, consultancy and system integration services to broadcasters in Malaysia and Thailand. In 2002 and 2001, NTL Asia’s revenue was $2.2 million and $6.7 million, respectively.

Minority Interests

     The following is a brief description of our minority holdings. We do not believe that these holdings, alone or in the aggregate, represent material assets to us.

     Two Way TV Limited

     We have an equity interest of approximately 38% in Two Way TV Limited. Two Way TV is a UK market leader in interactive and enhanced television. Enhanced television allows viewers to participate in popular games, sporting events and reality television programs. Viewers can vote, guess answers and compete with studio contestants by using a remote control device for the set top box in all digital delivery platforms.

     Two Way TV has three product lines: eTV applications for broadcasters, eTV technology licensing and support services for networks and a 24-hour games channel which carries Two Way TV proprietary games.

     Global Radio Participations SA

     We have an equity interest of approximately 33% in Global Radio, a Luxembourg based company formed in 1999 for the purpose of developing, launching and operating a satellite based digital radio and two-way data network designed to provide the European consumer and automotive industry with a level of entertainment and data services not available by existing means. The Global Radio business model is subscription based audio entertainment with the added ability to offer a range of data services.

     ITV News Channel Limited

     We have an equity interest of approximately 35% in ITV News Channel Limited, a 24 hour news channel aired in the United Kingdom. It competes with the BBC, British Sky Broadcasting Group PLC and all other 24 hour news channels in the United Kingdom. We are currently in negotiations to sell our minority ownership of ITV.

     B2 Bredband AB

     B2 is a broadband communications company providing 10 Mb/s network access and broadband services to residential and small-to-medium business customers in Sweden. B2 provides “always on”, low-cost access to a high-capacity broadband network that provides transmission both to and from the customer at the same speed and at the same time. B2’s 10 Mb/s network access speed is substantially faster than typical connections offered by existing cable television and telecommunications operators and is upgradeable to 100 Mb/s without significant expense. In addition to broadband access, B2 intends to provide telephony and video access to its customers through a personalized, interactive interface. B2 has tested its VoIP telephony product. As described under our “Recent Developments-B2” and “Litigation” sections, we have been involved in a funding dispute with the other holders of B2. In connection with this dispute, we entered into a settlement agreement on April 30, 2003, pursuant to which, among other things, we have agreed to transfer all of our interest in B2 in exchange for approximately $375,000 in cash or certain securities of a B2 affiliate and mutual releases among the parties to the dispute.

Employees

     As of March 31, 2003, we had eight employees and consultants located in Rye, New York, London, England and Paris, France. Cablecom had approximately 1,400 employees throughout Switzerland. Premium TV had approximately 100 employees in London, England. NTL Lanbase had approximately 20 employees in Madrid, Spain. NTL Asia had a total of approximately 20 employees.

Management and Corporate Governance

     The members of our board of directors are Jeffrey A. Brodsky, Michael J. Cochran and H. Sean Mathis. Jeffrey A. Brodsky is the chairman of the board of directors. Our officers are Jeffrey A. Brodsky, our president and chief executive officer, John F. Gregg, our chief financial officer and treasurer, Bruno Claude, our chief operating officer, Robert A. Schmitz, our vice president and secretary, and Richard A. Spohn, our vice president and chief accounting officer.

     Pursuant to the bankruptcy plan, we entered into a Stockholder Rights Agreement pursuant to which, under certain circumstances, each stockholder would receive the right to purchase one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $0.01 per share. The price was ratified by our board of directors on April 10, 2003.

     Our board of directors has established a compensation committee, comprised of two members, Michael J. Cochran and H. Sean Mathis, who qualify as “non-employee directors” within the meaning of the Securities Exchange Act of 1934. The chairman of the compensation committee is Michael J. Cochran.

     Our board of directors has established an audit committee, comprised of two members, Michael J. Cochran and H. Sean Mathis, who meet the “independence test” under Section 301 of the Sarbanes-Oxley Act of 2002. The chairman of the audit committee is H. Sean Mathis.

     Our audit committee has established a disclosure committee in connection with our disclosure controls and procedures mandated by the Sarbanes Oxley Act of 2002 and the Securities and Exchange Commission. Our disclosure committee is comprised of our chief executive officer, chief financial officer, chief accounting officer, chief operating officer and such other employees as designated by the chief executive officer from time to time including the heads of our various business segments.

     We have entered into employment agreements with each of John F. Gregg and Bruno J. Claude. In addition, Cablecom has entered into employment agreements with each of John F. Gregg and Bruno J. Claude.

     We have engaged Quest Turnaround Advisors, L.L.C., a company whose principals include Jeffrey A. Brodsky and Robert A. Schmitz, to provide consulting services to us and our subsidiaries. The services of Messrs. Brodsky and Schmitz are provided to us by Quest Turnaround Advisors.

     We have entered into Director and Officer Indemnification Agreements with Jeffrey A. Brodsky, H. Sean Mathis, Michael J. Cochran, Robert A. Schmitz, Richard A. Spohn, John F. Gregg, Bruno Claude and Jeffrey G. Wyman, our general counsel.

Additional Risk Factors

     You should strongly consider these risk factors in evaluating an investment in us, our common stock and our Preferred Stock. An investment in our securities involves an extremely high degree of risk.

Risk Factors relating to our Company and our Securities

     Our common stock has little if any equity value, which makes an investment in our common stock highly speculative.

     Any investment in our common stock is highly speculative. There has been a significant deterioration in valuations of assets similar to those we own and those of our subsidiaries and affiliated joint ventures own. In addition, our Preferred Stock has significant rights and preferences over our common stock and it is likely that we will never declare and pay dividends on our common stock. As a result, there may be little if any remaining equity value attributable to our common stock, which could be worthless.

     Holders of shares of our common stock and Preferred Stock may have substantial difficulty in selling those shares.

     Our common stock and our Preferred Stock are not quoted on any national market or listed on any national securities exchange. Prices for our common stock and our Preferred Stock are quoted on the Over-the-Counter Bulletin Board and the Pink Sheets. Securities whose prices are quoted on the Over-the-Counter Bulletin Board and the Pink Sheets do not enjoy the same liquidity as securities that trade on a national market or securities exchange.

     In addition, each of the common stock and the Preferred Stock is a “penny stock” as that term is defined in the Securities Exchange Act of 1934. Brokers effecting transactions in a “penny stock” are subject to additional customer disclosure and record keeping obligations, including disclosure of the risks associated with low price stocks, stock quote information, and broker compensation. In addition, brokers effecting transactions in a “penny stock” are also subject to additional sales practice requirements under Rule 15g-9 of the Securities Exchange Act including making inquiries into the suitability of “penny stock” investments for each customer or obtaining a prior written agreement for the specific “penny stock” purchase. Because of these additional obligations, some brokers will not effect transactions in “penny stocks.”

     There may also be statutory restrictions on transferability for some holders who received common stock or Preferred Stock under the reorganization plan.

     As a result, holders of common stock and Preferred Stock may have substantial difficulty in selling or otherwise disposing of those shares.

     Our Preferred Stock has a significant preference over our common stock which may result in our common stockholders having little value in their investment.

     Our Preferred Stock has significant rights and preferences over our common stock. Our charter which governs the common stock and the Preferred Stock requires us to pay semi-annual dividends to holders of the Preferred Stock on a cumulative basis, and imposes limitations on the payment of dividends on the common stock. Furthermore, on the effective date and pursuant to the reorganization plan, we redeemed $25 million in aggregate liquidation preference of the Preferred Stock. Immediately following such redemption, approximately $343 million of aggregate liquidation preference of Preferred Stock remains outstanding. If we liquidate, holders of Preferred Stock would be entitled to payment of the liquidation preference in full before any distribution could be made to holders of common stock. If we liquidate, the holders of Preferred Stock may not receive the full amount of their liquidation preference, and it is likely that there would be no assets available for distribution to holders of common stock who would receive no recovery. Our Preferred Stock is also entitled to mandatory redemption out of the net proceeds of any asset sale for cash that we or our subsidiaries complete, subject to some limited exceptions set forth in the charter.

     The market price of our common stock has dropped precipitously and may not recover.

     Our common stock reached a high closing sales price of $0.65 on January 14, 2003. As of April 30, 2003, the closing sales price of our common stock was $0.055. Due to a number of factors including that our common stock is a “penny stock,” our common stock trades on the OTC Bulletin Board and the Pink Sheets, most of our holdings may be restructured and the liquidation preference of our Preferred Stock, the value of our common stock may not increase in any significant amount.

     We may not be able and are unlikely, to pay dividends on our common stock.

     Under Delaware law, unless a corporation has available surplus it cannot pay dividends on or redeem its capital stock. We may not have available surplus as determined under Delaware law and may be unable to pay dividends on or redeem any of our capital stock, unless and until such time as we have available surplus. The payment of dividends to holders of common stock will be at the discretion of our board of directors and will depend upon the availability of surplus under Delaware law, and among other things, future earnings, operations, capital requirements, our general financial condition and the general financial condition of our subsidiaries and affiliated joint ventures. It is likely that we will never declare and pay dividends on the common stock.

     The historical financial statements contained in this Form 10-K may not be indicative of our future results of operations or financial condition.

     With the separation of Old NTL into two entities, New NTL retained the assets with substantial value. Generally, other than Cablecom, (which itself is being restructured, See “Recent Developments – Cablevision GmBH”) our assets are not particularly material compared to those of New NTL. Further, as discussed above, our board of directors and management will explore the strategic and financial alternatives available to us. Accordingly, the historical financial statements of Old NTL and New NTL for periods prior to January 10, 2003, are not particularly meaningful to our current and anticipated future business and should not be relied upon as indicative of our future performance.

     Our potential liability for unpaid financing fees could significantly reduce our cash position.

     In connection with the bar date for filing of securities laws claims against the debtors pursuant to an order of the bankruptcy court, proofs of claim were filed against Old NTL, NTL Delaware and NTL

Communications by Morgan Stanley Senior Funding Inc. for $11.4 million. These claims were asserted by Morgan Stanley Senior Funding Inc. in respect of alleged unpaid financing fees for commitments of capital made in 1999. While we intend to vigorously defend against these claims, an adverse determination of these claims could reduce our cash for operations or distribution to our stakeholders.

     Forced sales of our assets or restructurings of those assets may subject us to stringent United States securities regulations.

     A sale or restructuring of certain of our assets may subject us to United States regulatory issues under the Investment Company Act of 1940, as amended, associated with holding minority interests in operating companies (instead of controlling the operations of the minority interests). Since the regulations governing “investment companies” under the Investment Company Act are complex and restrictive, our board of directors and senior management would most likely examine the strategic alternatives available to us, including, among others, seeking a merger with, or an investment in, an operating company and/or a liquidation of our remaining assets.

     Our guaranty obligations could reduce our cash position.

     We have guaranteed the obligations of one of our subsidiaries, the exposure of which is currently in the aggregate amount of up to approximately £4.2 million. In addition, one of our wholly-owned subsidiaries, NTL Delaware, has guaranteed the obligations of certain of its subsidiaries and affiliated joint ventures, the exposure of which is currently in the aggregate amount of up to approximately £26 million. These guarantees arise under the performance of certain contracts by certain of our subsidiaries. As long as these subsidiaries continue to perform the services under these contracts, our financial obligations regarding these guarantees would be reduced. However, any call on these guarantees could substantially reduce our cash position and the cash position of our subsidiaries.

     Our interest in content joint ventures is dependent on the services of a third party.

     We continue to own an interest in joint ventures whose continuance is dependent on the provision of content or services to New NTL’s cable business in the United Kingdom or the provision of certain services on specified terms by New NTL and its subsidiaries to such joint ventures. If New NTL breaches its carriage or service agreements with such joint ventures or fails to renew them, we may not be able to retain the indirect interests that NTL Delaware currently has in such joint ventures. Subsidiaries of New NTL are major customers of such joint ventures and termination or non-renewal of the carriage or service agreements may adversely affect the performance of such joint ventures.

     We have potential liabilities with respect to funding obligations of New NTL liabilities.

     In addition to the guaranty obligations of certain of our subsidiaries and affiliated joint ventures, as a result of existing contractual commitments, we guarantee the obligations of certain companies in the New NTL group relating to ordinary course contracts and leasehold property. If New NTL fails to meet its obligations, we and NTL Delaware may be liable to pay sums to cover the liability of those companies in the New NTL group with respect to such contracts and leases.

     Provisions of our corporate governance documents may prevent transactions involving a change of control of us.

     Our charter and bylaws contain provisions which may have the effect, alone or in combination with each other or with the existence of authorized but unissued common stock and preferred stock, of preventing or making more difficult transactions involving a change of control of our company. In addition, our rights agreement may have a significant anti-takeover effect. The rights agreement has the potential to significantly dilute the ownership interests of an acquiror of shares of our common stock, and therefore may have the effect of delaying, deterring, or preventing a change in control of us.

Risk Factors Relating to Cablecom

     We are likely to lose most, if not all, of our ownership interest in Cablecom.

     Cablecom is the principal borrower under an amended and restated credit agreement dated as of April 30, 2002 and effective as of May 2, 2002. See “Cablecom GmbH – Cablecom credit facility and Cablecom credit facility amendment” above. Under the credit agreement, Cablecom and one of its subsidiaries are indebted in an amount of approximately CHF 3,792 million (which includes recently accrued interest payments). Although the credit facility was originally scheduled to mature on April 30, 2003, upon the request of Cablecom, the maturity date has been extended to the business day following May 31, 2003, with an additional automatic extension to June 30, 2003 under certain circumstances. In addition, Cablecom may currently be in default under the credit agreement. Accordingly, the lenders could seek to accelerate the maturity of the credit facility at any time.

     Cablecom does not have the resources to repay the bank debt when it comes due, whether on the maturity date or upon the acceleration thereof. Further, as security for its guaranty of Cablecom’s obligations under the credit agreement, the direct parent entity of Cablecom, has pledged to the lenders all of the shares of Cablecom. Accordingly, upon the maturity of the credit facility, whether upon acceleration or otherwise, the lenders could seek to exercise their rights under the pledge. In such an event, although we would not be liable for any of Cablecom’s obligations, we would be deprived of all of our ownership interest in Cablecom.

     In addition, Cablecom and two of its subsidiaries are “overindebted” under Swiss law. If Cablecom is unsuccessful in consummating a transaction with its lenders to resolve that “overindebtedness” issue in the near future (and, in any event, no later than the maturity date of the credit agreement), the board of directors of Cablecom may be required to file for insolvency proceedings under Swiss law. Further, on April 9, 2003, in accordance with Swiss law, the board of directors of Cablecom received a letter from its auditors, Ernst & Young AG, notifying the board of Cablecom that Cablecom and some of its subsidiaries are “overindebted” and, if there is no consensual settlement on the overall financial restructuring of Cablecom, an extension of the maturity date or other steps taken to cure the “overindebtedness,” the board would be required to notify the Swiss courts and “deposit the balance sheets” for Cablecom and its subsidiaries immediately, thereby commencing insolvency proceedings. If Cablecom files for insolvency proceedings, it is unlikely that we will retain any interest in Cablecom.

     In order to seek to address the foregoing issues, Cablecom is currently in active negotiations with its lenders regarding an overall financial restructuring of Cablecom. If consummated, such restructuring is expected to include a reduction in the amount of debt outstanding, an extension of maturity date of such debt and control of Cablecom being assumed by the lenders. As part of such negotiations, we are seeking to retain a small minority interest in Cablecom in consideration for our cooperation in permitting Cablecom to reach a consensual restructuring plan with its lenders. There is, however, no assurance that such negotiations will be successful. Further, whether or not such negotiations are successful, in light of, among other things, the lenders’ ability to exercise their rights under the pledge, as well as the possibility of insolvency proceedings, we expect to be deprived of our controlling interest in Cablecom in the near future. After such occurrence, the results of Cablecom will not be reported as part of our consolidated results of operations.

     We anticipate that, commencing in the near future, Cablecom’s results will no longer be reported as part of our consolidated results of operations and, therefore, the financial statements contained in this Form 10-K are not indicative of our future results of operations or financial condition.

     Cablecom and its lenders have been in discussions regarding a complete financial restructuring of Cablecom which will, among other things, reduce the amount of bank debt outstanding, extend the maturity date thereof and resolve Cablecom’s Swiss overindebtedness issue. In the event that such negotiations are unsuccessful, we expect to be deprived of all of our ownership interest in Cablecom in the near future. Further, even if such negotiations are successful, we expect to be left with no more than a small minority interest in Cablecom. Therefore, we anticipate that, in the near future, the results of Cablecom will no longer be reported as part of our consolidated results of operations. Accordingly, the historical financial statements contained in this Form 10-K which include Cablecom’s business and results of operations are not particularly meaningful to our current and anticipated future business and should not be relied upon as indicative of our future performance.

     Even if we retain a small minority interest in Cablecom, such interest may have little value.

     Even if we retain a small minority interest in Cablecom, the value of this small minority ownership interest will primarily depend on the amount for which Cablecom is eventually sold. As a result, it is unclear at this point whether this small minority ownership interest will have any significant value to us.

     One or more of our officers may face liability as a result of Cablecom’s “overindebtedness” which may reduce our cash available for distribution to our stockholders.

     A number of our officers are also members of the board of directors of Cablecom. Under Swiss law, a company’s board is required to file for insolvency proceedings or a debt moratorium if the company is “overindebted.” If a company’s board fails to timely file an “overindebted” company for insolvency proceedings or a debt moratorium, then, under Swiss law, the directors of that company may face certain liabilities. If any of our officers are the subject of any causes of action resulting from an untimely filing of Cablecom for insolvency proceedings or a debt moratorium, then we may be obligated to fund any expenses or losses incurred by these officers to the extent our insurance would not cover them. Any amount paid by us to these officers could reduce the cash available for distribution to our stockholders.

Risk Factors Relating to Our Investment in Premium TV

     If one or more of Premium TV’s contracts is terminated, then Premium TV’s burden of its costs would increase and Premium TV’s ability to continue operations could be impaired.

     Premium TV has a number of interrelated management agreements and joint venture agreements. Premium TV has been notified by one of its joint venture partners that it wishes to terminate a contract. Premium TV has taken action to defend its rights under this contract. It strongly believes that it has fulfilled its material obligations under the agreement and that there is no basis on which it might lawfully be terminated. However, if the contract were terminated, it could have a material adverse effect on Premium TV’s business.

     Premium TV’s major revenue sources depend on the penetration of broadband technology.

     Premium TV’s main assets are the internet rights it has with over 75 UK football clubs to make available to users certain data and video content of these football clubs through premium subscriptions. As a result, these premium subscriptions are some of Premium TV’s main revenue sources. Because this content is downloaded fastest and best viewed over the internet via broadband technology, Premium TV’s ability to achieve its targeted revenue will depend on the rate of penetration of broadband technology in the United Kingdom.

     The lack of solvency of UK professional football clubs may have a negative effect on Premium TV’s business.

     A number of the football clubs with which Premium TV has entered into internet/media rights joint ventures and other arrangements are currently experiencing financial difficulties. As a result of these financial difficulties, the football clubs could seek, among other things, to make organizational changes, including staff reductions or other changes, to reduce marketing or other support of Premium TV initiatives, to reduce capital expenditures, to renegotiate contractual terms or to cease operations entirely. Any of these developments may have a material adverse effect on Premium TV’s business.

Risk Factors Relating to NTL Asia

     If the demand for NTL Asia’s operations does not increase, NTL Asia may not be able to continue its operations.

     The market for broadcast services in Asia has been slow to evolve and, as a result, demand for NTL Asia’s services has been lower than expected. If this demand does not increase, then NTL Asia’s revenue without additional financing may not be sufficient to cover its expenses.

     The current social circumstances in the NTL Asia region will likely affect the business of NTL Asia.

     As a result of the war in Iraq, NTL Asia’s business is potentially affected due to factors of discrimination through association with UK or US ownership. In addition, the current health scare related to the potential SARS epidemic is a risk to the effective operation of NTL Asia’s business.

     Actual results may turn out to be materially different from any forward-looking statements included or incorporated by reference in this annual report on Form 10-K.

     Certain statements contained in this Form 10-K may constitute “forward-looking statements.” When used in this Form 10-K, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “may,” “could,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our company and our subsidiaries and affiliated joint ventures, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements.

     Such factors include, among others, those set forth in this section under the caption “Risk Factors” as well as: our ability and the ability of our subsidiaries and affiliated joint ventures to continue as going concerns; the ability to obtain trade credit and shipments and terms with vendors and service providers for current orders; our ability to maintain contracts that are critical to their respective operations; potential adverse developments with respect our liquidity, operations or results of operations; the ability to fund and execute our business plans; the ability to attract, retain and compensate our key executives and associates; our ability to attract and retain customers; general economic and business conditions; technological developments; our ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions; assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services; the impact of restructuring and integration actions; the impact of new business opportunities requiring significant up-front investment; and interest rate and currency exchange rate fluctuations. We assume no obligation to update the forward-looking statements contained or incorporated by reference herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

Where You Can Find More Information

     We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. In addition, our filings are available on our website at http://www.ntleurope.com.

Item 2. Properties

     Our executive office is located in Rye, New York under a lease at a current annual rental expense of $9,480. In addition, we use office space in London, England leased by one of our subsidiaries.

     In Switzerland, Cablecom owns or leases a total of 32 office locations. In addition, in Switzerland, Cablecom owns or leases approximately 450 network sites and 21 warehouse locations and other nonoperational properties, as well as various cable television, telephone and telecommunications equipment housed on public and private sites.

     Premium TV has an agreement with New NTL to use facilities in Feltham, England which house its internet platform equipment and administrative offices. Pursuant to the agreement with New NTL, Premium TV does not pay for the use of this space.

     We believe that our facilities are well maintained and adequate to meet our needs in the foreseeable future.

Item 3. Legal Proceedings

     In connection with the bar date for filing of securities laws claims against the debtors pursuant to an order of the bankruptcy court, proofs of claim were filed against Old NTL, NTL Delaware and NTL Communications by Morgan Stanley Senior Funding Inc. for $11.4 million. These claims were asserted by Morgan Stanley Senior Funding Inc. in respect of alleged unpaid financing fees for commitments of capital made in 1999. We believe we have meritorious defenses to these claims and, on May 8, 2003, we filed an objection to these claims. At this time, we cannot predict the outcome of these claims.

     At present, Cablecom is involved in proceedings before the Swiss Competition Commission where an order is being sought forcing Cablecom to distribute Teleclub’s digital programs over a set-top box of Teleclub’s own choosing. A preliminary order was granted against Cablecom, requiring certain interim measures, including, among other things, that Cablecom transmit the digital television signals of Teleclub on the Cablecom network, and stating that any appeal of the preliminary order would not have the effect of suspending the interim orders contained therein. The Appeals Commission in Competition Matters has confirmed such interim measures. Cablecom has chosen not to pursue a further appeal. As a result, on December 16, 2002, Cablecom commenced distribution of Teleclub’s digital signal over Cablecom’s network. In the main proceeding, Teleclub is asking the Competition Commission to issue a permanent order pursuant to which Cablecom should be forced to distribute its programs in the manner described above. In addition, Teleclub is also asking the Competition Commission to set conditions, including prices, that Cablecom should be permitted to impose on Teleclub in connection with the distribution of its programs.

     On April 15, 2002, a funding request for approximately $20 million was received by Old NTL under the terms of the investment agreement relating to Old NTL’s investment in B2. Old NTL informed B2 and the other principal investors that it was not in a position to comply with the request for funding. The B2 investment agreement provides that if Old NTL fails to provide such funding, it may be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ agreement including its interest in B2.

     On October 4, 2002, Old NTL filed a motion with the bankruptcy court to reject the B2 investment agreement and shareholders’ agreement under section 365 of the bankruptcy code, and the bankruptcy court subsequently authorized Old NTL’s rejection of the agreements. On November 8, 2002, B2 and the other principal shareholders filed proofs of claim with the bankruptcy court asserting their right to recover: (1) approximately $20 million from Old NTL in respect of the unpaid funding request; (2) unspecified damages for Old NTL’s failure to perform under the relevant agreements; and (3) unspecified costs and expenses incurred in the exercise of their remedies under the agreements, and reserved their other rights to avail themselves of any remedies under the agreements.

     On April 30, 2003, NTL Delaware, together with its subsidiaries NTL Sweden SPV Inc. and Nogenta Swedish Acquisition Holding B.V., entered into a settlement agreement with B2 and the other principal shareholders relating to, among other things, the transfer of certain securities in B2. Under this settlement agreement, the NTL Europe parties have agreed to transfer their interest in B2 to the other shareholders in exchange for approximately $375,000 in cash or certain securities of a B2 affiliate and mutual releases among the parties to the dispute. In connection with the mutual releases, the settlement agreement provides that B2 and the other principal shareholders will withdraw, or otherwise assist NTL Delaware in obtaining bankruptcy court denial of, the proofs of claim filed by B2 and the other principal shareholders in the bankruptcy court. The closing of the transaction is subject to customary closing conditions, but the NTL Europe releases are effective unless the NTL Europe parties breach their respective obligations under the agreement.

     On May 1, 2003, Owl Creek Asset Management, L.P., one of Old NTL’s creditors, filed an amended complaint against CRT Capital Group LLC, New NTL and us in U.S. Bankruptcy Court for the Southern District of New York. The amended complaint concerns certain “when-issued” trades of New NTL’s common stock made by Owl Creek with CRT prior to a subsequent modification of Old NTL’s plan of reorganization. Under the modified plan, Old NTL’s creditors were entitled to receive only one-fourth the number of shares of New NTL common stock contemplated prior to the modification. Therefore, certain holders of New NTL common stock sold more stock on the “when-issued” market than they ultimately received under the amended plan. On January 16, 2003, the bankruptcy court entered an order providing that sellers of New NTL’s common stock on the “when-issued” market may settle such trades by reducing the number of shares traded in each such transaction by 25% and increasing the per share purchase price for such shares by 400%. The order provided that buyers in such trades were required to accept such a settlement, but the order was dissolved on February 5, 2003. In addition to its claims against CRT, Owl Creek has asserted claims against New NTL and us for breach of fiduciary duty, gross negligence, breach of contract, promissory estoppel, contribution and indemnification, alleging that Old NTL’s creditors should have been better informed of the changes to New NTL’s common stock under the plan. Since the securities that are the subject of the complaint are those of New NTL, we do not believe we have any material exposure with respect to this claim.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter ended December 31, 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a)	Market Information

     Until the consummation of the reorganization plan on January 10, 2003, Old NTL’s common stock traded during 2001 and until March 26, 2002 on the New York Stock Exchange and then on the OTC Bulletin Board. Following consummation of the reorganization plan, Old NTL’s securities, including its common stock, were cancelled and we issued new common stock and Preferred Stock. Our common stock and Preferred Stock, both of which were first issued on January 10, 2003, initially traded on the OTC Bulletin Board under the symbols “NTEU.OB” and “NTEP.OB”, respectively, but, due to the late filing of this Form 10-K, have been changed to “NTEUE.PK” and “NTEPE.OB,” respectively.

     In accordance with applicable reporting requirements, the quotations below reflect the high and low closing sales prices for the common stock of Old NTL since January 1, 2001 as traded on the New York Stock Exchange and, as of March 26, 2002, on the OTC Bulletin Board. The OTC Bulletin Board quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Pursuant to the reorganization plan, all of Old NTL’s common stock was cancelled. As a result, the following stock prices do not relate to the value of our common stock in any way.

	Old NTL Common Stock

	High	Low
2002:
1st Quarter	$0.98	$0.17
2nd Quarter	0.29	0.03
3rd Quarter	0.05	0.01
4th Quarter	0.04	0.01
2001:
1st Quarter	39.20	22.75
2nd Quarter	32.40	11.69
3rd Quarter	13.79	2.00
4th Quarter	4.55	0.62

(b)	Holders

     Our transfer agent informed us that, as of May 15, 2003, there were 346 holders of record of our common stock. This number does not include beneficial owners who may hold their shares in street name.

(c)	Dividends

     We have not paid any dividends on our common stock and we do not anticipate paying any dividends in the foreseeable future. However, subject to our having sufficient funds legally available, we do anticipate paying dividends on the Preferred Stock.

     The closing sales price for our common stock on April 30, 2003 was $0.055, as reported by the OTC Bulletin Board.

(d)	Securities authorized for issuance under equity compensation plans

     The reorganization plan provides that the compensation committee of our board of directors is authorized to adopt a management incentive plan. We adopted such a plan on January 10, 2003 and reserved 2,000,000 shares of our common stock. However, we currently have no plans to issue any securities under this plan. All options, warrants or other securities outstanding under any of the Old NTL plans existing on or before January 10, 2003 were cancelled in the bankruptcy proceedings.

(e)	Sales of unregistered securities

     On January 10, 2003, the effective date of the reorganization plan, we authorized the issuance of 19,668,777 shares of our common stock (19,657,433 of which were outstanding as of May 21, 2003) and 6,864,000 of our Preferred Stock (6,862,193 of which were outstanding as of May 21, 2003) to certain former creditors and stockholders of Old NTL and its subsidiaries in reliance on the exemption from registration afforded by section 1145 of the U.S. Bankruptcy Code. These shares of common stock and Preferred Stock represent all of our shares of capital stock. We received no proceeds from the issuance of such shares.

     All securities of Old NTL were cancelled in the reorganization plan as of January 10, 2003.

Item 6. Selected Financial Data

     Our selected consolidated financial information presented below, under the captions “Income Statement Data” for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, and “Balance Sheet Data” at December 31, 2002, 2001, 2000, 1999 and 1998, were derived from our consolidated financial statements audited by Ernst & Young LLP. This information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report.

     As discussed elsewhere in this Form 10-K, on May 8, 2002, Old NTL and certain of its subsidiaries as of that time each filed a “prearranged” joint reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. Old NTL’s operating subsidiaries were not included in the Chapter 11 filing. The reorganization plan became effective on January 10, 2003 at which time Old NTL emerged from Chapter 11 reorganization.

     On January 10, 2003, the company then known as NTL Incorporated emerged from bankruptcy protection and consummated its reorganization plan. Through this reorganization plan, Old NTL was separated into two independent companies, effective January 10, 2003. One company, which assumed the name “NTL Incorporated,” holds substantially all of Old NTL’s assets in the United Kingdom and Ireland. Our company, which assumed the name “NTL Europe, Inc.,” is the other entity that was created and we hold various assets in Europe and elsewhere. New NTL is an independent entity which is no longer owned by or affiliated with us. New NTL has been accounted for as a discontinued operation beginning with the quarter ended September 30, 2002 and, accordingly, it is excluded from assets and liabilities of continuing operations and from results of continuing operations for the five years ended December 31, 2002.

     Our financial statements include amounts prior to January 10, 2003 that have been derived from the financial statements and accounting records of Old NTL using the historical results of operations and historical basis of the assets and liabilities of our businesses, including Cablecom. However, as described elsewhere in this Form 10-K, we anticipate that, in the near future, the results of Cablecom will no longer be reported as part of our consolidated results of operations since we will hold little, if any, equity in Cablecom after its restructuring or filing for insolvency proceedings. Therefore, the historical financial statements of Old NTL for periods prior to January 10, 2003 are not particularly meaningful to our current and anticipated future business and should not be relied upon as indicative of our future performance.

		Years ended December 31,

Income Statement Data	2002 (1)	2001 (2)	2000 (3)	1999 (4)	1998 (5)

		(dollars in millions, except per share data)
Revenues	$435.9	$391.6	$226.8	$47.0	$—
Operating (loss)	(1,065.8)	(1,511.4)	(375.7)	(31.5)	—
(Loss) from continuing operations	(1,348.6)	(2,368.4)	(556.2)	(19.2)	—
(Loss) from discontinued operations	(2,106.3)	(11,872.9)	(2,407.5)	(716.5)	(534.6)
Net (loss)	(3,454.9)	(14,241.3)	(2,963.7)	(735.7)	(534.6)
Preferred stock dividends	(145.1)	(325.7)	(194.0)	(73.7)	(18.8)
Net (loss) available to common shareholders	(3,600.0)	(14,567.0)	(3,157.7)	(809.4)	(553.4)
Basic and diluted net loss per share:
(Loss) from continuing operations	$(5.40)	$(9.76)	$(3.46)	$(0.78)	$(0.30)
(Loss) from discontinued operations	(7.62)	(43.02)	(11.08)	(6.00)	(8.30)
Net (loss) per common share	$(13.02)	$(52.78)	$(14.54)	$(6.78)	$(8.60)
Weighted average shares	276.6	276.0	217.1	119.4	64.4

	At December 31,

Balance Sheet Data	2002 (1)	2001 (2)	2000 (3)	1999 (4)	1998 (5)

		(dollars in millions)
Working capital (deficiency)	$(7,539.8)	$(6,485.0)	$9,611.3	$3,101.8	$—
Fixed assets, net	1,682.1	1,494.0	1,568.5	8.9	—
Total assets	15,849.4	16,858.9	28,779.8	12,445.3	6,194.1
Long-term debt	—	—	3,200.8	1,200.0	—
Redeemable preferred stock	—	2,773.7	2,083.2	141.8	124.1
Shareholders’ equity (deficiency)	(9,899.8)	(6,542.4)	8,367.4	2,136.9	355.2

(1)	Since May 8, 2002, the date that Old NTL and certain of Old NTL’s subsidiaries filed the reorganization plan under Chapter 11 of the U.S. Bankruptcy Code, Old NTL has prepared its consolidated financial statements in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (referred to as SOP 90-7 in this annual report). Pursuant to SOP 90-7, beginning on May 8, 2002, Old NTL discontinued accruing interest expense on certain of its prepetition obligations. Old NTL’s reported interest expense in 2002 excludes $223.5 million of contractual interest for the period from May 8, 2002 to December 31, 2002. Also in 2002, recapitalization items, net were $4.8 million. Recapitalization items include all transactions incurred as a result of our Chapter 11 reorganization. Recapitalization items, net include $0.1 million for employee retention and $6.9 million for financial advisory, legal, accounting and consulting costs. These costs are net of $2.2 million of interest earned on accumulated cash since the Chapter 11 filing on May 8, 2002.

In addition, in 2002, Old NTL recorded asset impairment charges of $854.3 million consisting of non-cash charges to write-down goodwill. Amortization expense in 2002 decreased from amounts in prior periods due to the adoption of Statement of Financial Accounting Standards (referred to as SFAS) No. 142 on January 1, 2002 which ended the amortization of goodwill and other indefinite lived intangible assets.

The working capital deficiency in 2002 is primarily the result of (a) the liabilities for discontinued operations exceeding their related net assets by $4,988.1 million and (b) the classification of $2,719.3 million outstanding debt as a component of current liabilities. Long-term debt and redeemable preferred stock at December 31, 2002 exclude $1,300 million and $2,853 million, respectively, that is included in liabilities subject to compromise.

(2)	Old NTL’s operating loss in 2001 includes asset impairment charges of $912.1 million for non-cash charges associated with the write-down of Cablecom goodwill and various long-term assets at Premium TV. The loss from discontinued operations, for the twelve months ended December 31, 2001, includes asset impairment charges of $8,160.6 million.

The working capital deficiency in 2001 is primary the result of (a) the liabilities for discontinued operations exceeding their related net assets by $3,095.2 million and (b) the reclassification of all outstanding debt ($3,460.2 million) as a component of current liabilities.

(3)	The increase in revenues in 2000 over the prior year primarily reflects the effects of the acquisition of the Cablecom group on March 28, 2000. The increase in the operating loss and loss from continuing operations, for 2000 over the prior year, was primarily the result of the Cablecom acquisition and reflects the costs of the amortization of various intangible assets, including customer lists and license acquisition costs, as well as the effect of higher interest expense associated with the acquisition.

The working capital position in 2000 is primarily the result of the net assets for discontinued operations exceeding their related liabilities by $9,128.3 million.

(4)	Revenues in 1999 reflect Old NTL’s operations, primarily in the United Kingdom and France, which began during that year. The positive working capital position at December 31, 1999 is the result of (a) the net assets for discontinued operations exceeding their related liabilities by $1,155.0 million and (b) Old NTL’s cash, cash equivalents and marketable securities totaling $1,851.1 million, which was unusually high, a result, in part, of the net proceeds from the issuance in December 1999 of an aggregate of $1,200 million of 53/4% convertible notes in anticipation of the pending acquisition of Cable & Wireless, an acquisition which was completed in May 2000.

(5)	All of Old NTL’s activity in 1998 related to its discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes in Item 8. This discussion contains forward-looking statements. Please see “Risk Factors – Actual results may turn out to be materially different from any forward-looking statements included or incorporated by reference in this annual report on Form 10-K.”

Overview

We currently have the following indirect wholly-owned operating subsidiaries:

•	NTL Premium TV Holdings Corp., our sports TV content and internet business

•	Cablecom GmbH, our cable business in Switzerland, ownership of most of which we are unlikely to retain (See “Recent Developments – Cablecom GmbH”)

•	NTL Lanbase, SL, our LAN/WAN installation business located in Madrid, Spain

•	NTL Broadcast (Thailand) Ltd. and NTL Broadcast Sdn Ltd., our Asian broadcast infrastructure, services and consulting business

We currently have minority interests in the following operating entities:

•	Two Way TV Limited, an interactive television service provider

•	Global Radio Participations SA, a European digital radio license holder

•	ITV News Channel Limited, a 24-hour news channel located in the U.K.

•	B2 (Bredband) AG, a Swedish broadband communications company, but, as described more fully in this Form 10-K, NTL Delaware entered into a settlement agreement on April 30, 2003, pursuant to which, among other things, our interest in B2 will be transferred in the near future

     Our most significant holdings are currently being restructured and we will be reviewing all of our holdings to determine the most appropriate course of action. Our board of directors and management will explore the strategic and financial alternatives available to us. Some alternatives may include, among others, our restructuring around one or more of our existing business units, a sale of assets, a going-private transaction or the ultimate liquidation and winding up of our operations and the distribution of available proceeds to our stockholders. We may not receive any proceeds from any of these transactions after the payment of outstanding debt that some of these companies may owe and any fees and expenses incurred in connection with these transactions. See, in particular, “Recent Developments – Cablecom GmbH.” To the extent we receive cash proceeds from any asset sale we or our subsidiaries complete, the Preferred Stock will be entitled to mandatory redemption in a like amount, subject to some limited exceptions set forth in our charter, until all shares of the Preferred Stock (having an aggregate of $343 million in liquidation preference) have been redeemed. Given the liquidation preference on the Preferred Stock and the anticipated value of our assets, it is unlikely that any such liquidation will generate any proceeds or distributions to the holders of our common stock.

     Separation from NTL Incorporated; Discontinued Operations

     On January 10, 2003, the company then known as NTL Incorporated emerged from bankruptcy protection and consummated its reorganization plan. Through this reorganization plan, Old NTL was separated into two independent companies, effective January 10, 2003. One company, which assumed the name “NTL Incorporated,” holds substantially all of Old NTL’s assets in the United Kingdom and Ireland. Our company, which assumed the name “NTL Europe, Inc.,” is the other entity that was created and we hold various assets in Europe and elsewhere.

     With the separation of Old NTL into two entities, the majority of the significant assets and holdings of Old NTL were retained by New NTL. Generally, other than Cablecom, (which itself is being restructuctured, See “Recent Developments – Cablevision GmBH”) our assets are not particularly material compared to those of New NTL. Further, as discussed above, our board of directors and management will explore the strategic and financial alternatives available to us. Accordingly, the historical financial statements of Old NTL and New NTL for periods prior to January 10, 2003, are not particularly meaningful to our current and anticipated future business and should not be relied upon as indicative of our future performance.

     As described in more detail in “Recent Developments – Cablecom GmbH,” Cablecom has approximately CHF 3,792 million in bank debt (which includes recently accrued interest payments) maturing on the business day following May 31, 2003 (with an additional automatic extension to June 30, 2003 under certain circumstances), and insufficient resources to satisfy such obligation. In addition, Cablecom and two of its subsidiaries are “overindebted” under Swiss law and, accordingly, may be required to file for insolvency proceedings in Switzerland. Cablecom and its lenders have been in discussions regarding a complete financial restructuring of Cablecom which will, among other things, reduce the amount of bank debt outstanding, extend the maturity date thereof and resolve the Swiss overindebtedness issue. In the event that such negotiations are unsuccessful, we expect to be deprived of all of our ownership interest in Cablecom in the near future. Further, even if such negotiations are successful, we expect to be left with no more than a small minority interest in Cablecom. Accordingly, we anticipate that, in the near future, the results of Cablecom will no longer be reported as part of our consolidated results of operations. In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends, distributions or other payments have ever been or will be made by Cablecom to us. Further, the lenders under Cablecom’s credit facility have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of our subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

     The businesses operated by Old NTL which have been retained by New NTL are reported as discontinued operations in our financial statements. We believe that, due to the change in business scope, the discontinued operations, the anticipated loss of a controlling interest at Cablecom and the changing climate for our other business units, period-to-period comparisons of our operations are not meaningful and should, likewise, not be relied upon as indicative of future performance. Our prospects must be considered in light of the risk, expenses and difficulties of businesses of a scale substantially smaller than those of Old NTL. We may not be successful in addressing such risks and difficulties.

     Our financial statements include amounts prior to January 10, 2003 that have been derived from the financial statements and accounting records of Old NTL using the historical results of operations and historical basis of the assets and liabilities of our businesses. As a result, our financial statements that were derived from Old NTL’s financial records may not necessarily reflect our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we been a stand-alone company.

     Application of Critical Accounting Policies and Estimates

     Our consolidated financial statements and related financial information are based on the application of generally accepted accounting principles in the United States. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. The following critical accounting policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require more judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, transactions which are continuous in nature.

•	We maintain allowances for doubtful accounts and notes receivable for estimated losses resulting from the potential inability of our customers or the other parties to make payments. These allowance are estimated based on the current aging of receivables, prior collection experience and future expectations of conditions that might impact the collectibility. If the financial condition of our customers or the other parties were to deteriorate resulting in an impairment in their ability to make payments, additions to the allowances may be required.

•	Our determination of the treatment of contingent liabilities in the financial statements is based on a view of the expected outcome of the applicable contingency. We consult legal counsel on matters related to litigation. We also consult with experts both within and outside our company with respect to other matters that arise in the ordinary course of business. Examples of such matters that are based on assumptions, judgments and estimates are the amount to be paid to terminate certain agreements included in restructuring charges and the amounts to be paid to settle certain other liabilities. A liability is accrued if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable.

•	We review long-lived assets and goodwill for impairment as described in the Notes to Consolidated Financial Statements. We obtained a valuation to assist with the determination of the fair value of long-lived assets and goodwill. In analyzing potential impairments, projections of future cash flows from the asset are used. The projections are based on assumptions, judgments and estimates of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values. Changes to these variables in the future may necessitate impairment charges to reduce the carrying value to fair value.

•	Fixed assets and intangible assets are assigned useful lives which impact the annual depreciation and amortization expense. The assignment of useful lives involves significant judgments and the use of estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change.

•	In 2001, restructuring charges were recorded as a result of additional actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. These charges, for both severance and exit costs, required the use of estimates. Actual results could differ from those estimated for restructuring.

•	The valuation of our pension plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses, projected benefit obligations and funding requirements. These assumptions include, among others, discount rates, investment returns and projected salary increases. Changes in assumptions and future investment returns could potentially have a material impact on our pension expense and funding requirements.

Results of Operations

     The following results of operations include our continuing operations. Although we do not expect Cablecom to be included in our consolidated results in the future (See “Recent Developments – Cablecom”), because Cablecom is currently one of our wholly-owned subsidiaries, these results of operations include Cablecom.

     Years Ended December 31, 2002 and 2001

     Revenue increased 11.3% to $435.9 million in 2002 from $391.6 million in 2001. The increase in revenue is primarily due to a rate increase by Cablecom which was subsequently rolled back for 2003 and 2004, when Cablecom reached a new pricing agreement with government regulators in Switzerland. Cablecom also benefited from an increase in broadband and digital television subscribers and business systems customers. The overall increase in revenue was achieved despite a reduction in revenue at both Premium TV and NTL Asia. Premium TV’s revenues reflected the loss of ITV Digital’s programming revenue for British Eurosport when ITV Digital filed for bankruptcy, and reductions in revenue due to a change in its agreement with the Football League (which altered various terms of the financial aspects of the joint venture with the league). Revenue in NTL Asia also decreased due to the worldwide contraction of telecommunications infrastructure spending. During 2002 and 2001, Cablecom accounted for 92% and 84%, respectively, of our consolidated revenue.

     Operating expenses (excluding depreciation, which is discussed below) increased by $5.0 million to $175.4 million in 2002 from $170.4 million in 2001. The increase in operating expenses is primarily due to the growth of Cablecom’s operating expenses as a result of efforts to expand premium services, including digital television and broadband internet. Cablecom’s operating expenses as a percentage of its revenue decreased to 35.2% in 2002 from 37.1% in 2001 as a result of a basic cable television price increase (which was rolled back at the end of the year) and a higher margin product mix for the rest of its services. Premium TV’s operating expenses decreased as a result of staffing cutbacks and the reduction in media rights charges as rights contracts expired. During 2002 and 2001, Cablecom accounted for 81% and 72%, respectively, of our consolidated operating expenses.

     Selling, general and administrative expenses decreased 20.9% to $138.8 million in 2002 from $178.0 million in 2001. The decrease in selling, general and administrative expenses reflects Premium TV’s cost reduction program during 2002 and the impact of the carrying value of its internet platform. Premium TV amortizes its internet and development costs over a three-year period and incurred large provisions in 2001 for the internet platform which was developed and launched during late 1999 and early 2000. The charges incurred in respect of these development costs decreased in 2002 from a peak in 2001. Cablecom’s selling, general and administrative expenses increased by approximately 11% (or $10 million) due to the build up of staff to support its growth in digital television and broadband internet services.

     Asset impairments in both 2002 and 2001 relate to intangible and other long-term assets. Asset impairments decreased in 2002 by 6.3% to $854.3 million from $912.1 million in 2001. Of the 2002 amount, impairment charges of $838.8 million were associated with the goodwill impairment at Cablecom and $15.5 million related to the write-down of various long-term assets at Premium TV. Of the 2001 amount, impairment charges of $762.7 million were associated with the goodwill impairment at Cablecom, and $149.4 million related to the write-down of various long-term assets at Premium TV.

     Other charges decreased 71.3% to $3.5 million in 2002 from $12.2 million in 2001. The decrease in other charges reflects lower costs in 2002 related to Old NTL’s information technology integration project.

     Corporate expenses decreased 72.9% to $11.5 million in 2002 from $42.5 million in 2001. The decrease in corporate expenses reflects the significant decrease in general corporate spending resulting from a reduction of staff and a reduction of legal, accounting and other professional fees and the allocation of expenses in connection with the reorganization.

     Depreciation expense increased 44.2% to $222.7 in 2002 from $154.4 million in 2001. Most of the increase was attributable to the increase in Cablecom’s fixed asset base of telecommunications and television equipment as it upgraded consumer lines for digital television, broadband connectivity and telephone service over Cablecom’s platform.

     Amortization expense decreased 78.0% to $95.5 million in 2002 from $433.4 million in 2001 due to the adoption of SFAS No. 142 on January 1, 2002 which ended the amortization of goodwill and other indefinite lived intangible assets.

     Interest income and other income and expense, net was an expense of $11.0 million in 2002 compared to income of $20.4 million in 2001. The change is primarily due to impairment losses recorded for investments carried on the cost basis of accounting and an increase in expenses of a miscellaneous nature.

     Interest expense decreased 20.0% to $156.1 million in 2002 from $195.1 million in 2001 as a result of the application of AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Pursuant to SOP 90-7, interest expense is included in the results of operations only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed priority, secured or unsecured claim. In accordance with the Plan, Old NTL did not make interest payments on its outstanding publicly traded notes which were subsequently cancelled upon the effective date of the Plan. The decrease also reflected lower interest rates on the Cablecom credit facility.

     Share of losses from equity investments decreased 61.9% to $251.3 million in 2002 from $660.0 million in 2001. The decrease in share of losses from equity investments resulted primarily due to the inclusion in 2001 of a $438.6 million asset impairment charge for equity investments.

     Other gains (losses) was a gain of $3.0 million for 2002, from the sale of excess fixed assets. The loss in the prior year of $58.9 million related to the loss on the 1G transaction in France.

     Foreign currency transaction gains (losses) was a gain of $9.3 million in 2002 compared to a loss of $14.3 million in 2001. The change is primarily due to the effect of changes in exchange rates on receivables denominated in non-U.S. dollar currencies held by subsidiaries whose functional currency is the U.S. dollar.

     Recapitalization items, net was $4.8 million in 2002 including $7.0 million for financial advisor, legal, accounting and consulting costs net of $2.2 million of interest earned on accumulated cash since the bankruptcy filing on May 8, 2002.

     Income tax benefit increased 151.7% to $128.1 million in 2002 from $50.9 million in 2001, primarily due to the recognition of tax benefits for operating losses, to the extent that the operating losses offset existing deferred tax liabilities.

     Loss from discontinued operations decreased to $2,106.3 million in 2002 from $11,872.9 million in 2001. Losses from discontinued operations includes NTL Communications Corp. and subsidiaries, NTL Australia and Cablecom’s consumer electronics retail stores referred to as Rediffusion. Their combined operations generated the net losses for both periods presented. Old NTL reported a loss (net of tax) of $5.7 million, reflecting a gain of $7.5 million on its sale of NTL Australia to the Macquarie Communications Infrastructure Holding Pty Limited for the equivalent of US$434.9 million, in an all cash transaction, and a loss on the sale of Rediffusion of $13.2 million. The net losses on the discontinued operations of NTL Communications Corp. were $2,093.4 in 2002 and $11,850.9 in 2001. Reduction in the loss is primarily attributed to the reduction in the asset impairment charges in 2002 as compared to 2001.

     Years Ended December 31, 2001 and 2000

     Revenue increased 72.7% to $391.6 million in 2001 from $226.8 million in 2000. The increase in revenue is primarily due to the full year effect of Cablecom results in 2001, which was acquired on March 28, 2000, combined with the improvements in Cablecom’s product offerings, and increases in the number of broadband, digital television and business customers. Revenues at Premium TV more than tripled from a low base in 2000, the year in which Premium TV launched its first internet websites for football clubs in the United Kingdom. NTL Lanbase and NTL Asia also contributed to the large growth in revenues. NTL Lanbase was acquired in 2000 and NTL Asia grew revenues significantly. During 2001 and 2000, Cablecom accounted for 84% and 89%, respectively, of our consolidated revenue.

     Operating expenses (excluding depreciation, which is discussed below) increased 91.7% to $170.4 million in 2001 from $88.9 million in 2000. The increase in operating expenses is primarily due to the impact of the full year effect of Cablecom’s operations for 2001. Cablecom’s expenses, including network expenses, increased approximately 24% as a result of the increases in Cablecom’s product offering and customers, including digital services and broadband internet. Cablecom’s operating expenses as a percentage of revenue increased to 37.1% in 2001 from 29.5% in 2000. Premium TV’s expenses increased during 2001 as its operations expanded from a low base the year earlier. During 2001 and 2000, Cablecom accounted for 72% and 67%, respectively, of our consolidated operating expenses.

     Selling, general and administrative expenses increased 72.6% to $178.0 million in 2001 from $103.1 million in 2000. Premium TV’s selling, general and administrative expenses accounted for a majority of the increase, reflecting the expansion of its internet business and the establishment of its Classic Sports Channel operation. The basic internet platform was developed initially by outside consultants in 2000. Premium TV expanded its own technical staff during 2001. As a result, combined consulting and staff expenses rose significantly. Selling, general and administrative expenses rose modestly at Cablecom in 2001 to support expanded operations, particularly for digital television and broadband services.

     Asset impairments in 2001 relate to intangible assets and investments in affiliates. Asset impairment charges of $912.1 million in 2001 related to goodwill charges at Cablecom in the amount of $762.7 million and the write-down of various long-term assets at Premium TV in the amount of $149.4 million. No asset impairments were required in 2000.

     Other charges were $12.2 million in 2001 and related primarily to Old NTL’s costs associated to integrating information technology projects at Cablecom during 2001. There were no other charges in 2000.

     Corporate expenses increased 78.6% to $42.5 million in 2001 from $23.8 million in 2000. The increase in corporate expenses reflects an increase in general corporate spending including an increase in staff and an increase in legal, accounting and other professional fees, to manage the growing business units within Old NTL.

     Depreciation expense increased 76.7 % to $154.4 million in 2001 from $87.4 million in 2000. Cablecom’s depreciation charges increased reflecting heavy investment in telecommunications and cable television equipment as well as the inclusion of a full year of Cablecom’s operations. Premium TV’s depreciation also increased reflecting the investment made in 2000 and 2001 to build out its internet platform.

     Amortization expense increased 44.8% to $433.4 million in 2001 from $299.3 million in 2000 primarily due to the full year effect of the amortization of Cablecom’s intangible assets.

     Interest income and other income and expenses, net, decreased 55.2% to $20.4 million in 2001 from $45.5 million in 2000, primarily due to the reduction in interest income over the period.

     Interest expense increased 39.7% to $195.1 million in 2001 from $139.7 million in 2000, reflecting the full year effect of the interest expense on Cablecom’s debt.

     Share of losses from equity investments increased substantially to $660.0 million in 2001 from $46.7 million in 2000. The increase resulted primarily from the assets impairment charge of $438.6 million, recorded in the fourth quarter of 2001, for Old NTL’s investments accounted for on the equity basis.

     Other losses were $58.9 million in 2001, which related to the loss on the 1G transaction in France during 2001. There were no other losses in 2000.

     Foreign currency transaction losses decreased 77.1% to $14.3 million in 2001 from $62.5 million in 2000. The change is primarily due to the effect of changes in exchange rates on receivables denominated in non-U.S. dollar currencies held by subsidiaries whose functional currency is the U.S. dollar.

     Income tax benefit increased 122.3% to $50.9 million in 2001 from $22.9 million in 2000 primarily due to the recognition of tax benefits for additional operating losses, to the extent that the operating losses offset existing deferred tax liabilities.

     Loss from discontinued operations increased to $11,872.9 million in 2001 from $2,407.5 million in 2000. Loss from discontinued operations includes NTL Communications Corp. and subsidiaries, NTL Australia and Rediffusion. Losses identified with NTL Communications Corp. were $11,850.9 million for 2001 and $2,388.1 million for 2000. In 2001, this loss included an impairment charge of $8.160.6 million.

Liquidity and Capital Resources

     We emerged from bankruptcy on January 10, 2003, at which time, as part of the reorganization plan, all of our secured debt, common stock and preferred stock was cancelled and new common stock and Preferred Stock was issued. Further, upon the consummation of the reorganization plan (after taking into account the redemption for cash of $25 million of our Preferred stock), we had approximately $63 million in cash and our subsidiaries had an additional amount of approximately $11 million in cash.

     We are primarily a holding company for the stock of our subsidiaries, with no material independent source of cash proceeds. During 2003, we do not anticipate receiving any material cash proceeds from our subsidiaries. Accordingly, we expect to fund our operations primarily out of our cash of approximately $63 million and our subsidiaries’ cash of approximately $11 million remaining after the consummation of the reorganization plan. During 2003, we do not anticipate borrowing any material amount of funds and we do not expect to issue any of our securities for cash. Further, during 2003, we do not anticipate any material capital expenditures.

     As described in Notes 1, 2 and 22 to our consolidated financial statements, we expect to either complete a restructuring of the debt and equity of Cablecom, in the near future, which would result in a dilution of our ownership interest to less then five percent or, if this restructuring is not successful, to file for the insolvency of Cablecom in Switzerland, which would result in our having no remaining ownership in Cablecom. In either of these events, the lenders under Cablecom’s credit facility would have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of our subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

     Our management and board will explore strategic and financial alternatives available to us, including our possible liquidation, a going-private transaction and the sale of our remaining assets. During 2003, our primary expenses are expected to consist of operating expenses, including salaries, professional fees, insurance and severance costs, as well as certain funding obligations to certain of our subsidiaries of approximately $13 million. (See Note 22 — “Commitments and Contingencies”). Further, after reserving for certain contingent liabilities, to the extent we have remaining funds legally available, we intend to pay dividends on or redeem shares of our Preferred Stock. The liquidation preference of Preferred Stock aggregates $343 million. Accordingly, it is highly unlikely that common shareholders will ever receive any distribution related to their shares.

     We believe that our existing cash and cash equivalents will be sufficient to support our expected operations and fund our capital commitments through at least January 1, 2004, which, as previously noted, will exclude Cablecom.

     Contractual Obligations and Commercial Commitments

     The following table includes aggregate information about our contractual obligations as of December 31, 2002, as adjusted to give effect to our emergence from Chapter 11 reorganization, and the periods in which payments are due. The following table includes Cablecom which, as discussed elsewhere in the Form 10-K, is not expected to be included in our consolidated results in future periods. Cablecom’s total long-term debt, operating lease commitments and unconditional purchase obligations, included in the table below, were $2,719.3 million, $30.8 million and $59.3 million, respectively.

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

		(dollars in millions)
Long-Term Debt	$2,719.3	$2,714.7	$1.0	$0.2	$3.4
Capital Lease Obligations	—	—	—	—	—
Operating Leases	32.7	4.8	10.2	10.8	6.9
Unconditional Purchase Obligations	121.8	73.1	18.4	2.9	27.4
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$2,873.8	$2,792.6	$29.6	$13.9	$37.7

The following table includes aggregate information about our commercial commitments as of December 31, 2002. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet. Cablecom had no other commercial commitments outstanding at December 31, 2002.

Total
	Amounts	Less than	1-3	4-5	Over
Other Commercial Commitments	Committed	1 Year	Years	Years	5 Years

(dollars in millions)
Guarantees	$—	$—	$—	$—	$—
Lines of Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	27.3	6.4	16.1	4.8	—

Total Commercial Commitments	$27.3	$6.4	$16.1	$4.8	$—

Recent Accounting Pronouncements

     On December 31, 2002, we adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting.”

     In July, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant effect on our results of operations, financial condition or cash flows.

     In April 2002, the FASB issued SFAS No. 145, “Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which was effective for us on January 1, 2003. The adoption of SFAS No. 145 will require any gain or loss recognized on the extinguishment of debt to be classified as income or loss from continuing operations. Prior to SFAS No. 145, gain or loss from the extinguishment of debt was classified as an extraordinary item.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for us on January 1, 2002. This Statement superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no effect on the results of operations, financial condition or cash flows of Old NTL, except that it required Old NTL to treat NTL Australia as a discontinued operation beginning in the first quarter of 2002. We also accounted for NTL Communications and Rediffusion as discontinued operations in the third and fourth quarter of 2002, respectively.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for us on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Old NTL adopted SFAS No. 142 on January 1, 2002. Primarily due to the significant impairment charge that Old NTL recorded in 2001, the adoption of this new standard did not have a significant effect on our results of operations, financial condition or cash flows of Old NTL.

     Upon the adoption of SFAS No. 142, Old NTL performed an analysis of its intangible assets acquired before July 1, 2001 to determine whether they should be classified and accounted for as part of or separately from goodwill. Old NTL determined that customer lists should continue to be classified separately from goodwill and determined that no changes in the remaining useful lives of the customer lists were required.

     Old NTL also performed an evaluation for impairment of its goodwill and license acquisition costs as of January 1, 2002 and determined that no impairment charge was required, primarily due to the significant goodwill impairment charge, recorded in the prior year.

     Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2001, as adjusted for our emergence from Chapter 11 reorganization, the adoption of fresh-start reporting and prior to the anticipated deconsolidation of Cablecom, would be approximately $10 million for each of the next five years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

     We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivative financial instruments for trading or speculative purposes. In the past, Old NTL entered into derivative financial instruments to hedge interest rates related to certain of its floating interest rate debt. The counterparties were major financial institutions.

Interest Rates

     The fair market value of long-term fixed interest rate debt and the amount of future interest payments on floating interest rate debt are subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.

     At December 31, 2002, Cablecom had zero cost collars, with a notional amount of CHF 1,200.0 million, to hedge exposure to the floating interest rate indebtedness incurred under the Cablecom term loan facility and revolving loan facility.

     The following table provides information about our floating interest rate debt and derivative financial instruments that are sensitive to changes in interest rates as of December 31, 2002, and as adjusted to give effect to our emergence from Chapter 11 reorganization.

	Year Ending	Year Ending	Year Ending	Year Ending
	12/31/03	12/31/04	12/31/05	12/31/06

Long-term Debt Including Current Portion
CHF
Variable Rate	CHF3,755.0
	Swiss LIBOR
Average Interest Rate	plus 2.5%
Average Forward Exchange Rate	.6227
Interest Rate Derivative Instruments Related to Long-Term Debt
Interest Rate Swaps
Notional CHF Amount	CHF1,200.0	CHF1,200.0	—	—
Average Floor Strike Rate	3.27%	3.27%
Average Cap Strike Rate	5.15%	5.15%

	Year Ending			Fair Value
	12/31/07	Thereafter	Total	12/31/02

Long-term Debt Including Current Portion
CHF
Variable Rate			CHF3,755.0	CHF3,755.0
Average Interest Rate Average Forward Exchange Rate
Interest Rate Derivative Instruments Related to Long-Term Debt
Interest Rate Swaps
Notional CHF Amount	—	—	CHF1,200.0	CHF (41.6)
Average Floor Strike Rate Average Cap Strike Rate

Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary data listed in Item 15(a)(1) and (2) are included in this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our directors and executive officers are as follows:

Name	Age	Title

Jeffrey A. Brodsky	44	Chairman, President and Chief Executive Officer
Michael J. Cochran	39	Director
H. Sean Mathis	56	Director
John F. Gregg	39	Chief Financial Officer and Treasurer
Bruno Claude	44	Chief Operating Officer
Robert A. Schmitz	62	Vice President and Secretary
Richard A. Spohn	54	Vice President and Chief Accounting Officer

     Jeffrey A. Brodsky has been our chairman, president and chief executive officer since January 10, 2003. Since September 2000, Mr. Brodsky has been a managing director of Quest Turnaround Advisors, L.L.C., providing turnaround and crisis management services to senior management, boards of directors, creditors and investors in need of solutions to complex business situations. From March 1995 until September 2000, Mr. Brodsky was an independent crisis management consultant and worked with Jay Alix & Associates and Alvarez & Marsal, Inc. Representative assignments included (1) advising FINOVA Capital Corporation in connection with its restructuring of $11.1 billion of debt, (2) serving as interim management of Physician Computer Network, Inc. following the discovery of accounting irregularities and (3) managing the shutdown of the national operations of Viking Freight, Inc. on behalf of Caliber System, Inc. Mr. Brodsky became a director of Comdisco Holdings, Inc., in August 2001. Comdisco Holdings is a public company formed for the purpose of liquidating the assets of Comdisco,

Inc., a technology services company which, together with its fifty affiliates, filed for bankruptcy in July 2001. He is also a director of TVMAX, Inc., a private cable television operator.

     Michael J. Cochran has been one of our directors since January 10, 2003. Since October 2002, Mr. Cochran has been a partner at White Oak Management Partners, Inc., a private equity investment fund, at which he is involved in all activities including deal origination, evaluation and execution and portfolio management. From October 1997 until October 2002, Mr. Cochran was the principal and managing director of Equity Capital Partners, Inc., an Atlanta-based private equity fund primarily focused on acquiring, or making substantial equity investments in, established middle-market operating companies. From November 2001 until July 2002, he was also the crisis manager and co-president of IMS Group, Inc. During his tenure at Equity Capital Partners, Mr. Cochran was a member of the boards of directors of each of IMS Group, Inc., First Call Wireless Services, Inc. and Lanscot Arlen Fabrics, Inc., which were portfolio companies of Equity Capital Partners. Prior to founding Equity Capital Partners in October 1997, Mr. Cochran was a corporate attorney at Fried, Frank, Harris, Shriver & Jacobson in New York and London, and at King & Spalding LLP in Atlanta.

     H. Sean Mathis has been one of our directors since January 10, 2003. Since March 2003, he has been a managing director at the investment-banking firm of Morgan Joseph & Co. From September 2002 to March 2003, Mr. Mathis served as a special advisor at the investment-banking firm of Financo, Inc. Mr. Mathis is currently a director on the boards of Thousand Trails, Inc. and Kasper A.S.L, Ltd. Previously, he was a director on the boards of ARCH Wireless and Allied Digital Technologies, Corp. Until May 2002, Mr. Mathis was the president of Litchfield Asset Holdings, an investment advisory company he founded in 1983. From 1996 to 1999, Mr. Mathis was chairman of the board of Allis Chalmers, Inc., an industrial manufacturer.

     John F. Gregg has been our chief financial officer and treasurer since January 10, 2003. Concurrently, Mr. Gregg has also served as the chief financial officer of our subsidiary Cablecom. From June 1999 until January 10, 2003, Mr. Gregg was Old NTL’s chief financial officer and senior vice president. From June 1997 until June 1999, Mr. Gregg was Old NTL’s vice president of corporate development. He joined Old NTL in 1994 as managing director of corporate development.

     Bruno Claude has been our chief operating officer since January 10, 2003. From October 2000 until January 10, 2003, Mr. Claude was Old NTL’s senior vice president and chief operating officer. Since October 2000, he has also served as chief operating officer of our subsidiary Cablecom. Prior to joining Old NTL and Cablecom in October 2000, Mr. Claude was managing director of CEA Capital Advisor, the affiliate of CEA responsible for the firm’s private equity activities. CEA is an investment and merchant banking firm focused on the media, new media, entertainment and communications industries. Prior to this, Mr. Claude held various positions with Prime Cable, a company operating Cable Television Systems across the United States.

     Robert A. Schmitz has been our vice president and secretary since January 10, 2003. Since September 2000, Mr. Schmitz has been a managing director at Quest Turnaround Advisors and since March 1996, he has been the president of Quest Capital, Ltd. Mr. Schmitz has over 30 years experience as a management consultant, chief executive officer and private equity investor. From 1993 to 1997, Mr. Schmitz was a managing director of Trust Company of the West and a senior partner of TCW Capital, the private equity group at TCW. Mr. Schmitz joined TCW Capital with responsibility to turn around and sell troubled investments in the portfolio.

     Richard A. Spohn has been our vice president and chief accounting officer since January 10, 2003. From October 2002 until January 2003, Mr. Spohn was a consultant engaged in the financial review of the Old NTL entities, which were scheduled to become NTL Europe, Inc. From January 2001 through October 2002, Mr. Spohn was an independent financial consultant. Prior to 2001, Mr. Spohn spent 21 years with Ingersoll-Rand Company, an industrial manufacturing company, where he had held the title of chief accounting officer and was the company’s controller of accounting and reporting from 1993 to 2000.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors, executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities file with the Securities Exchange Commission, and with each exchange on which the common stock and preferred stock trades, initial reports of ownership and reports of changes in ownership of common stock, preferred stock and other equity securities of ours. Officers, directors and greater than ten percent (10%) beneficial owners are required by the Securities Exchange Commission’s regulations to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2002, our officers, directors and greater than ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Item 11. Executive Compensation

     As previously discussed in this Form 10-K, in connection with the consummation of Old NTL’s reorganization plan, substantially all of the assets of Old NTL were separated into a separate company referred to as New NTL. We continue to hold Old NTL’s assets in Europe. Pursuant to SEC rules, we are required to disclose certain information about the compensation of our executive officers during the year ended December 31, 2002. During 2002, Old NTL was a single company with a management that, with the exception of John F. Gregg, did not continue with us following the reorganization. Therefore, the following information is not indicative of our current management team and its compensation structure.

     The following table discloses compensation received by Old NTL’s chief executive officer, Old NTL’s four most highly paid executive officers who were serving as executive officers at the end of the fiscal year completed December 31, 2002 and another executive officer of Old NTL who would have been among such executive officers had he been serving at the end of the fiscal year.

Summary Compensation Table (1)

		Annual Compensation			Long-Term Compensation

					Awards(3)		Payouts

					Restricted	Securities		All Other
				Other Annual	Stock	Underlying	LTIP	Compensation
Name and Principal Position	Year	Salary($)	Bonus	Compensation($)	Awards(s)($)	Options/SARs(#)	Payouts($)	($)(4)

Barclay Knapp (5)	2002	369,763	408,100	—	—	—	—	7,334
President and Chief	2001	277,260	561,138	—	—	5,000,000	—	7,000
Executive Officer	2000	243,833	249,813	—	—	7,250,000	—	17,200
George S. Blumenthal (5)	2002	369,763	408,100	—	—	—	—	7,334
Chairman and	2001	277,260	561,138	—	—	5,000,000	—	7,000
Treasurer	2000	243,833	249,813	—	—	7,250,000	—	17,200
Richard J. Lubasch (5)	2002	467,290	470,000	—	—	—	—	7,334
Executive Vice	2001	233,692	384,875	—	—	—	—	7,000
President—General	2000	205,517	178,438	—	—	500,000	—	17,200
Counsel and Secretary
John F. Gregg	2002	499,500	450,000	—	—	—	—	7,334
Chief Financial	2001	240,220	591,250	—	—	—	—	7,000
Officer and Senior	2000	214,960	228,125	—	—	1,000,000	—	17,200
Vice President
Stephen A. Carter (5)	2002	413,188	1,750,405	18,723 (2)	—	—	—	952,030 (6)
Senior Vice President and	2001	431,790	278,112	—	—	—	—	6,738
Chief Operating Officer	2000	60,636	—	—	—	400,000	—	38,384
Brett Richter (5)	2002	299,500	300,000	—	—	—	—	7,334
Senior Vice President –	2001	183,428	319,750	—	—	—	—	7,000
Finance	2000	138,884	138,000	—	—	250,000	—	17,200

(1)	All amounts reflect the compensation paid to each listed employee in respect of such employee’s position with NTL Communications Corp. (now known as NTL Incorporated), Old NTL and NTL Delaware, as the case may be.

(2)	Mr. Carter’s other annual compensation represents an automobile allowance he received from Old NTL.

(3)	Options granted were options to purchase shares of Old NTL. All such remaining options were cancelled upon the consummation of Old NTL’s plan of reorganization on January 10, 2003.

(4)	All other compensation reflects Old NTL’s match of employee contributions to a 401(k) plan or in the case of Stephen Carter, contributions to Mr. Carter’s UK executive pension scheme.

(5)	Messrs. Knapp, Blumenthal, Lubasch and Richter terminated their employment with us effective January 10, 2003. Mr. Carter terminated his employment with Old NTL effective November 30, 2002.

(6)	Includes severance payments in the amount of $901,500.

Equity Compensation Plan Information

     All stock options to acquire Old NTL’s equity securities are no longer exercisable for, and no longer represent the right to purchase, Old NTL’s common stock because Old NTL’s securities were cancelled pursuant to the reorganization plan on January 10, 2003.

Management Incentive Plan

     The reorganization plan provides that on or after the effective date, the compensation committee of our board of directors is authorized to, and will, adopt a management incentive plan. The purpose of the management incentive plan is to provide incentives to certain of our employees and the employees of our subsidiaries, as well as to incentivize their efforts in fostering and promoting our long term growth and performance and to better align such employees’ interests with those of our stockholders. Under the management incentive plan, options to purchase up to 10% of the issued and outstanding shares of our common stock as of the effective date may be granted from time to time to certain of our employees and the employees of our subsidiaries. Accordingly, on the effective date pursuant to the reorganization plan, we reserved two million shares of our common stock for issuance under the management incentive plan. However, we have not issued, and we currently have no plans to issue, any options under our 2003 stock option plan.

Compensation of Directors

     Standard Arrangements. Pursuant to the reorganization plan and as set forth in our Corporate Governance Guidelines, our non-employee directors are compensated $50,000 per year and $2,000 per meeting. The base fee is payable quarterly in advance and meeting fees are paid following each meeting. In February 2003, due to the significant number of meetings held by our board of directors in connection with, among other things, the reorganization of Cablecom, the outside directors were provided a one-time fee of $50,000 in lieu of future payments for all board and committee meetings other than regularly scheduled board meetings for the balance of 2003. Jeffrey A. Brodsky is not compensated for his services as a director apart from the compensation of Quest Turnaround Advisors pursuant to our engagement letter with Quest Turnaround Advisors (as more fully described elsewhere in this Form 10-K), of which Mr. Brodsky is a managing director.

     Other Arrangements. We have no other arrangements for compensating our directors.

Employment Agreements

Jeffrey A. Brodsky and Robert A. Schmitz. The services of Mr. Brodsky and Mr. Schmitz are provided to us pursuant to an engagement letter agreement between Quest Turnaround Advisors, L.L.C. and us. The following summarizes the terms of this engagement letter:

Term: January 10, 2003 through July 10, 2003 and shall continue on a month-to-month basis until terminated by either Quest Turnaround Advisors or us on thirty days’ notice

Titles: Mr. Brodsky: chairman and chief executive officer; Mr. Schmitz: vice president

Base Fee: $150,000 monthly fee payable to Quest Turnaround Advisors from January 10, 2003 through July 10, 2003; after July 10, 2003, such fee shall be reassessed by the compensation committee of our board of directors no less frequently than quarterly; Mr. Brodsky and/or Mr. Schmitz shall each be reimbursed by us at a rate of $400 per hour for certain additional obligations of either of them to us

Additional Compensation: Quest Turnaround Advisors is entitled to incentive compensation in an amount equal to ten percent (10%) of the aggregate gross amounts distributed by us to holders of our Preferred Stock and common stock in excess of $40 million dollars; we and Quest Turnaround Advisors will consider alternative methods of paying such incentive compensation

John Gregg.

     Employment agreement with us:

Term: January 10, 2003 through July 10, 2003, unless extended by the mutual agreement of Mr. Gregg and us

Title: chief financial officer

Base Salary: $450,000 per annum plus an additional payment in the amount of $450,000, payable in six monthly installments following the Effective Date of the plan

Benefits: Expatriate benefits (including compensation for foreign tax differentiation, healthcare, leave passage allowance, compassionate leave, housing allowance in the amount of £8,190 plus utilities per month, income tax preparation, company car allowance, cost of immigration and visas and moving and relocation) to continue for 18 months after the expiration of the term

Termination without cause: Entitled to receive lump sum payment for remainder of base salary and additional payment for the term then unpaid, if any; expatriate benefits shall survive for 18 months

Non-competition: Non-competition provision shall coincide with the term

     Employment agreement with Cablecom GmbH:

Term: Commenced on January 10, 2003 and may be terminated by either party by not less than 30 days’ notice

Title: chief financial officer

Base Salary: $200,000 for each six-month period

Bruno Claude.

     Employment agreement with us:

Term: January 10, 2003 through July 10, 2003, unless extended by the mutual agreement of Mr. Claude and us

Title: chief operating officer

Base Salary: $400,000 per annum plus an additional payment in the amount of $470,000, payable in six monthly installments following the Effective Date of the Plan

Benefits: Expatriate benefits (including compensation for foreign tax differentiation, healthcare, children’s school fees, leave passage allowance, compassionate leave, housing allowance in the amount of £5,300 (US$8,281.50) per month, income tax preparation, company car allowance, cost of immigration and visas and moving and relocation) to coincide with the term; eligible to participate at a level commensurate with his position in all employee benefit welfare and retirement plans and programs, provided by Cablecom to its senior executives in accordance with the terms as in effect from time to time including, without limitation, group health coverage and participation in the 401(k) plan of Cablecom or its affiliated companies, if available, or comparable benefits

Termination without cause: Entitled to receive lump sum payment for remainder of base salary and additional payment for the term then unpaid, if any; expatriate benefits shall survive for 18 months

Non-competition: Non-competition provision shall coincide with the term

     Employment agreement with Cablecom GmbH:

Term: Commenced on January 10, 2003 and may be terminated by either party by not less than 90 days’ notice

Title: chief executive officer

Base Salary: €293,000 plus an annual guaranteed variable compensation payment in the amount of €186,000; during 2002, Mr. Claude was paid an additional €100,000 in variable compensation

Bonus: Mr. Claude has an opportunity to earn up to an additional €187,000 in annual variable compensation

Compensation Committee Interlocks and Insider Participation

As previously disclosed in this Form 10-K, none of our directors, including members of our compensation committee, during 2002, continued to serve on our board of directors upon consummation of the bankruptcy plan. The present compensation committee, consisting of H. Sean Mathis and Michael J. Cochran, is comprised of only independent directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table provides, as of March 31, 2003, information regarding the beneficial ownership of our common stock by (a) each of our current executive officers and directors, (b) all those directors and executive officers as a group and (c) each person known by us to be the beneficial owner of more than 5% of any class of our voting securities as calculated in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, referred to herein as the Exchange Act. As previously discussed in this Form 10-K, all of the securities of Old NTL, including its common stock, were cancelled in connection with the consummation of the reorganization plan. In addition, other than John F. Gregg, none of Old NTL’s senior management team continued with us. Therefore, we do not believe it is meaningful for us to provide information regarding Old NTL’s common stock or the named executive officers in the Summary Compensation Table, other than Mr. Gregg.

	Amount and Nature of Beneficial Ownership

Executive Officers, Directors and
Principal Stockholders (1)	Common Stock		Percentage of Class

Angelo, Gordon & Co., L.P. 245 Park Avenue New York, New York 10167	2,488,200	(2)	12.7%
John M. Angelo c/o Angelo, Gordon & Co., L.P. 245 Park Avenue New York, New York 10167	2,488,200	(2)	12.7%
Michael L. Gordon c/o Angelo, Gordon & Co., L.P. 245 Park Avenue New York, New York 10167	2,488,200	(2)	12.7%

	Amount and Nature of Beneficial Ownership

Executive Officers, Directors and
Principal Stockholders (1)	Common Stock		Percentage of Class

Appaloosa Investment Limited Partnership I c/o Appaloosa Management L.P. 26 Main Street, First Floor Chatham, New Jersey 07928	2,352,232	(3)	12.0%
Palomino Fund Ltd. c/o Trident Trust Company (Cayman) Ltd. One Capital Place P.O. Box 847 Grand Cayman, Cayman Islands	2,060,962	(3)	10.5%
Appaloosa Management L.P. 26 Main Street, First Floor Chatham, New Jersey 07928	4,413,194	(3)	22.4%
Appaloosa Partners Inc. c/o Appaloosa Management L.P. 26 Main Street, First Floor Chatham, New Jersey 07928	4,413,194	(3)	22.4%
David A. Tepper c/o Appaloosa Management L.P. 26 Main Street, First Floor Chatham, New Jersey 07928	4,413,194	(3)	22.4%
Jeffrey A. Brodsky	—		—
John F. Gregg	—		—
Bruno Claude	—		—
Robert A. Schmitz	—		—
Richard A. Spohn	—		—
Michael J. Cochran	—		—
H. Sean Mathis	—		—
Our directors and officers as a group (7 persons)	—		—

(1)	Unless otherwise noted, the business address of each person is c/o NTL Europe, Inc., 37 Purchase Street, Rye, New York 10580.

(2)	Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on April 22, 2003 relating to shares of common stock held for the accounts of seventeen private investment funds for which Angelo, Gordon acts as general partner and/or investment adviser. John M. Angelo is the general partner of AG Partners, L.P., which is the sole general partner of Angelo, Gordon. Mr. Angelo is also the chief executive officer Angelo, Gordon. Michael L. Gordon is the other general partner of AG Partners, L.P. and the chief operating officer of Angelo, Gordon.

(3)	Based on information contained in a Schedule 13D filed with the Securities and Exchange Commission on January 21, 2003 relating to shares of common stock acquired by Appaloosa Investment Limited Partnership I and Palomino Fund Ltd. Appaloosa Management L.P. is the sole general partner of Appaloosa Investment Limited Partnership I and the investment advisor to Palomino Fund Ltd. Appaloosa Partners Inc. is the sole general partner of Appaloosa Management L.P. Mr. David A. Tepper is the sole stockholder and sole director of Appaloosa Partners Inc.

Item. 13. Certain Relationships and Related Transactions

     We have entered into several transactions with related parties as described below.

Our Relationship with New NTL

     In connection with the consummation of the reorganization plan, we have entered into several agreements with New NTL including: (1) a Tax Sharing Agreement, (2) a Transitional Services Agreement, (3) a De-Merger Agreement and (4) a Novation Agreement regarding Cable and Wireless Communications plc.

     The Tax Sharing Agreement recognizes that as a result of the bankruptcy reorganization and exchange, New NTL and its subsidiaries were separated from us and our subsidiaries, and thus ceased to be members of the consolidated tax group of which we are the parent. The Tax Sharing Agreement sets forth the agreement between New NTL (and its affiliated group) and us (and our affiliated group) with respect to certain tax matters, including the rights and obligations with respect to handling and allocating taxes for periods up to and including the separation date, taxes for transactions effectuated in connection with the separation and for resolving tax issues that may arise thereafter. The Tax Sharing Agreement generally gives New NTL the right to make reasonable determinations with respect to all such matters. The Tax Sharing Agreement also provides for the surrender of tax losses between our United Kingdom tax resident affiliates and United Kingdom tax resident affiliates of New NTL.

     The Transitional Services Agreement recognizes that prior to the bankruptcy reorganization, we and New NTL provided various services to one another that each party will continue to require in order to carry on its business. Accordingly, the Transitional Services Agreement sets forth the agreement between us and our subsidiaries and New NTL to continue to provide certain services to each other on a transitional basis, including but not limited to financial services, accounting services, treasury services, investor relations services and legal services. In addition, New NTL shall continue to make available to us necessary personnel, office space and technical support on a transitional basis. Upon the termination of the Transitional Services Agreement, we may not be able to replicate the services provided thereunder and we may not be able to find an alternative services provider on acceptable terms.

     Under the De-Merger Agreement, New NTL and we have agreed to provide one another access to information and documentation following the effective date so that we can comply with our respective filing and other obligations. The De-Merger Agreement also provides that New NTL shall have the benefit of appropriate rights and covenants received by Old NTL with respect to the assets of New NTL.

     The Novation Agreement relates to various agreements concerning the acquisition in May 2000 by Old NTL of the residential business of Cable & Wireless Communications plc, known as “ConsumerCo.” However, upon the effective date, ConsumerCo ceased to be in the same group of companies as us and, therefore, we, New NTL and various of our and their respective subsidiaries entered into the novation agreement with respect to such agreements. The parties to the novation agreement have agreed, as of the effective date, to novate to New NTL certain of our rights and obligations under and in connection with the transaction agreement dated July 26, 1999, and to release one of our subsidiaries, NTL Delaware, from its obligations thereunder. The parties also agreed, as of the effective date, to novate to New NTL certain of our rights and obligations under a tax deed dated May 30, 2000 and all of our rights and obligations under a supplementary tax deed dated May 30, 2000 and a settlement agreement dated October 5, 2001. The effect of the various novations is, among other things, to ensure that we retain the benefit of certain covenants in the original agreements which we may need to rely upon while transferring to New NTL all other covenants and the liabilities relating to actions of ConsumerCo after the effective date.

     On September 28, 2001, New NTL loaned Old NTL $150.0 million in cash and received 15.0% Promissory Notes due September 30, 2004. Interest was payable monthly in cash at a rate of 15.0% per annum beginning on October 31, 2001. Upon emergence from Chapter 11 reorganization and in accordance with the plan of reorganization, these notes were canceled.

     On April 5, 2002, following receipt of the proceeds from the sale of NTL Australia, NTL Delaware loaned £90.0 million to NTL (UK) Group, Inc. This loan was actually made (with the approval of the lenders under the UK credit facilities) to NTL UK. and then on-lent to certain subsidiaries of NTL UK. Interest on the note was at 23% per annum, compounded semiannually, and was payable, in cash, on the earlier of April 1, 2006 or the redemption date of the notes. In connection with the DIP facility, the current interest rate on this loan had been reduced from 23% per annum to 11% per annum. Upon emergence from Chapter 11 reorganization and in accordance with the plan of reorganization, this debt was repaid.

     In connection with Old NTL’s Chapter 11 reorganization filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement (referred to as the “DIP facility”) committing to provide Communications Cable Funding Corp. with up to $500.0 million in new debt financing (NTL Delaware committed to provide up to an additional $130.0 million under the DIP facility). Pursuant to the DIP facility, all funding needs of the debtors were funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement. Communications Cable Funding Corp. had entered into intercompany note agreements with Old NTL and NTL Delaware to evidence such transactions. The notes earned interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum increased incrementally by 1% over the immediately preceding three month period, but did not exceed 18% per annum for any three month period. Upon emergence from Chapter 11 reorganization and in accordance with the plan of reorganization, this debt in the amount of $69.3 million was repaid.

     Premium TV has entered into a number of agreements with New NTL, pursuant to which Premium TV receives certain operational services covering premises, connectivity, hosting, technology and other corporate volume purchasing benefits. Premium TV, through its joint venture with the Football League, has a co-marketing agreement linked with New NTL’s broadband product and Premium TV has an agreement with New NTL pursuant to which New NTL is able to exploit Premium TV’s FA Premier League pay per view rights.

     In 1999, NTL Broadcast established two subsidiaries, located in Thailand and Malaysia. Following consummation of the plan of reorganization, we maintained ownership of the operations in Malaysia and Thailand through two companies, NTL Broadcast Sdn and NTL Broadcast (Thailand) Ltd. The two subsidiaries are managed as one business. Separately, New NTL maintains a branch office in Singapore. Our subsidiaries rely on New NTL’s Singapore office for administration and other support services. We have entered into an agreement with New NTL to jointly manage the businesses of NTL Broadcast Sdn and NTL Broadcast (Thailand).

Old NTL's Relationship with ATX Communications, Inc.

     New NTL’s president and chief executive officer, Barclay Knapp, is also the chairman of ATX Communications, Inc. (formerly known as CoreComm Holdco, Inc. and referred to herein as ATX). Until January 2003, ATX shared resources with Old NTL related specifically to corporate activity, including corporate employees and a corporate office. In conjunction with these arrangements, Old NTL provided ATX with management, financial, legal and administrative support services through the use of employees, as well as access to office space and equipment and use of supplies and related office services. The salaries of employees providing services to ATX were charged to ATX by Old NTL based on the allocations of their time spent providing services to ATX. We do not share any resources with ATX.

     Amounts charged to ATX by Old NTL consisted of direct costs allocated to ATX where identifiable and a percentage of the portion of Old NTL's corporate overhead which could not be specifically allocated by Old NTL. Effective January 1, 2001, the percentage used to allocate corporate overhead was reduced. Old NTL's charges to ATX commenced in October 1998. It is not practicable to determine the amounts of these expenses that would have been incurred had ATX operated as an unaffiliated entity. In the opinion of Old NTL's management, this allocation method was reasonable. For the years ended December 31, 2002, 2001 and 2000, Old NTL charged ATX $385,000, $446,000 and $1,186,000, respectively, which reduced Old NTL's corporate expenses.

     On April 12, 2001, Old NTL purchased $15.0 million of an unsecured convertible note from ATX and received warrants to purchase 770,000 shares of ATX common stock at an exercise price of $.01 per share that expire in April 2011. In addition, concurrently with the note purchase and without additional compensation, Old NTL entered into a network and software agreement with ATX, which agreement is now with New NTL. Under the agreement, ATX will provide U.S. network access for Internet traffic from New NTL’s UK customers for three years, as well as a royalty free license to use certain billing and provisioning software and know-how. Interest on the notes is at 10.75% per annum, payable semiannually beginning on October 15, 2001. The interest is payable in kind by the issuance of additional notes in such principal amount equal to the interest payment that is then due. The notes are convertible into ATX common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. Additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of ATX common stock for a specified period. Old NTL and ATX agreed to certain modifications to the conversion feature in connection with ATX’s recapitalization in December 2001.

     New NTL obtains billing and software development services from ATX. ATX billed Old NTL $2.9 million, $3.4 million and $5.9 million in the years ended December 31, 2002, 2001 and 2000, respectively, for these services. In 2001, Old NTL entered into a license agreement with ATX whereby New NTL was granted an exclusive, irrevocable, perpetual license to billing software developed by ATX for telephony rating, digital television events rating, fraud management and other tasks. The sales price was cash of $9.8 million for the development costs expended by ATX plus a fixed amount of $3.0 million representing the one-time perpetual license fee. The billing software was being used by New NTL at the time of this agreement, and was being maintained and modified by ATX under an ongoing software maintenance and development outsourcing arrangement between the companies.

     In March 2000, New NTL and ATX announced that they had entered into an agreement to link their networks in order to create an international Internet backbone that commenced operations in February 2001. New NTL incurred costs of $0.3 million for network usage in the year ended December 31, 2001. We have not incurred any additional costs subsequent to 2001.

Item 14. Controls and Procedures

     Within 90 days of the filing of this Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.

     There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following are filed as a part of this report.

(1)	Financial Statements

Reference is made to the Index to Financial Statements on Page F-1.

(2)	Financial Statement Schedules

I	–	Condensed Financial Information of Registrant	F-58, F-112 and F-168
II	–	Valuation and qualifying accounts	F-64, F-117 and F-177

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

(3)	Exhibits

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation, dated as of January 10, 2003 [Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/A (Commission File No. 0-30673) filed on January 10, 2003]

Exhibit
No.	Description

3.2	Amended and Restated By-Laws [Incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 8-A/A (Commission File No. 0-30673) filed on January 10, 2003]
4.1	Form of Common Stock Certificate [Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form 8-A/A (Commission File No. 0-30673) filed on January 10, 2003]
4.2	Form of 10% Fixed Coupon Redeemable Preferred Stock [Incorporated by reference to Exhibit 5 to the Registrant’s Registration Statement on Form 8-A/A (Commission File No. 0-30673) filed on January 10, 2003]
4.3	Stockholder Rights Agreement, dated as of January 10, 2003, by and between NTL Europe, Inc. and Continental Stock Transfer and Trust Company [Incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A/A (Commission File No. 0-30673) filed on January 10, 2003]
4.4	Registration Rights Agreement, dated as of January 10, 2003, by and among NTL Europe, Inc. and the other parties listed on the signature pages thereto [Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 27, 2003]
4.5*	Amendment No. 1 to Registration Rights Agreement, dated as of May 7, 2003, by and among NTL Europe, Appaloosa Management L.P. and Angelo Gordon & Co., L.P.
10.1	NTL Europe, Inc. 2003 Stock Option Plan adopted on January 10, 2003 [Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 10, 2003]
10.2	Credit Agreement, dated March 28, 2000, as amended on May 16, 2000 and as amended and restated as of April 30, 2002, by and among NTL Delaware as parent, NTL Cablecom Holding GmbH as shareholder, Cablecom GmbH as principal borrower, J.P. Morgan plc and Morgan Stanley Senior Funding, Inc. as arrangers and joint book managers, J.P. Morgan Europe Limited as agent, and the lenders party thereto [Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 10, 2003]
10.3	Employment Agreement, dated October 15, 2002, by and between NTL Europe, Inc. and John F. Gregg [Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 10, 2003]
10.4	Employment Agreement, dated October 15, 2002, by and between NTL Europe, Inc. and Bruno J. Claude [Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 10, 2003]
10.5	Employment Agreement, dated October 15, 2002, by and between Cablecom GmbH and John F. Gregg [Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 10, 2003]

Exhibit
No.	Description

10.6	Employment Agreement, dated October 15, 2002, by and between Cablecom GmbH and Bruno J. Claude [Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 10, 2003]
10.7	Engagement Letter, dated August 30, 2002, by and among NTL Europe, Inc., the Creditors’ Committee and Quest Turnaround Advisors, L.L.C. [Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 10, 2003]
10.8	Form of NTL Europe, Inc. Director and Officer Indemnification Agreement and a schedule of persons party thereto [Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 10, 2003]
10.9	Tax Sharing Agreement, dated January 10, 2003, by and between NTL Europe, Inc. and NTL Incorporated [Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 10, 2003]
10.10	Transitional Services Agreement, dated January 10, 2003, by and between NTL Europe, Inc. and NTL Incorporated [Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 10, 2003]
10.11	De-Merger Agreement, dated January 10, 2003, by and between NTL Europe, Inc. and NTL Incorporated [Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 10, 2003]
10.12	Novation Agreement, dated January 10, 2003, by and among NTL Europe, Inc., NTL Incorporated, Cable and Wireless plc and certain of each of their respective subsidiaries [Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 10, 2003]
10.13	Agreement, relating to the transfer of certain securities in B2, dated April 30, 2003, among NTL Delaware, NTL Sweden, Nogenta Swedish Acquisition Holding B.V. and the Key Shareholders, Other Holders and B2 [Incorporated by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K (Commission File. No. 0-30673) filed on May 14, 2003]
10.14*	Engagement Letter, dated January 28, 2003, by and between NTL Europe, Inc. and Quest Turnaround Advisors, L.L.C.
21*	Subsidiaries
99.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.3*	Corporate Governance Guidelines of NTL Europe, Inc. adopted on January 10, 2003
99.4*	Code of Business Conduct and Ethics of NTL Europe, Inc. adopted on January 10, 2003

Exhibit
No.	Description

99.5*	Code of Ethics for Principal Executive and Senior Financial Officers adopted on January 10, 2003
99.6*	Compensation Committee Charter of NTL Europe, Inc. adopted on January 10, 2003
99.7*	Audit Committee Charter of NTL Europe, Inc. adopted on January 10, 2003
99.8*	Disclosure Committee Charter of NTL Europe, Inc. adopted on April 10, 2003

*	filed herewith

(b)	Reports on Form 8-K

     The following current reports on Form 8-K were filed by Old NTL during the last quarter of 2002. As previously discussed in this Form 10-K, substantially all of the assets of Old NTL were separated into New NTL, with which we are not affiliated, and, therefore, these reports do not reflect our current business or financial condition.

(1)	Current Report on Form 8-K, filed November 7, 2002, regarding Stephen Carter’s (former Managing Director) announcement of his intention to leave Old NTL.

(2)	Current Report on Form 8-K filed November 12, 2002, inviting investors to Old NTL’s third quarter financial results conference call on November 14, 2002.

(3)	Current Report on Form 8-K, filed November 14, 2002, announcing results for the three months ended September 30, 2002.

(4)	Current Report on Form 8-K, filed December 12, 2002, announcing Old NTL’s intention of reaching agreements in order to consummate its plan of reorganization.

(5)	Current Report on Form 8-K, filed December 24, 2002, announcing that a supplementary prospectus was published in relation to the proposed offering in the United Kingdom of Warrants in connection with the reorganization plan.

(6)	Current Report on Form 8-K, filed December 30, 2002, announcing a fourth supplementary prospectus published in relation to the proposed offering in the United Kingdom of Warrants in connection with the reorganization plan.

Form 10-K-Item 15(a)(1) and (2)

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Index to Consolidated Financial Statements
and Financial Statement Schedules

The following consolidated financial statements are included in Item 8:

The following consolidated financial statement schedules are included in Item 15(d):

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

THE FINANCIAL STATEMENTS FOR NTL INCORPORATED (FORMERLY NTL COMMUNICATIONS CORP.) ARE BEING PRESENTED IN NTL EUROPE, INC.’S FORM 10-K PURSUANT TO RULE 3-10 OF REGULATION S-X BECAUSE NTL EUROPE, INC. AND NTL INCORPORATED WERE CO-OBLIGORS OF CERTAIN DEBT SECURITIES OUTSTANDING AS OF DECEMBER 31, 2002. ON JANUARY 10, 2003, SUCH DEBT WAS CANCELLED IN CONNECTION WITH THE CONSUMMATION OF THE REORGANIZATION PLAN AND NTL EUROPE, INC. AND NTL INCORPORATED WERE DIVIDED INTO TWO SEPARATE COMPANIES. NTL EUROPE, INC. NO LONGER OWNS AND IS NOT AFFILIATED WITH NTL INCORPORATED. THEREFORE, THE FINANCIAL STATEMENTS OF NTL INCORPORATED RELATE TO A BUSINESS NO LONGER OWNED OR OPERATED BY NTL EUROPE, INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
NTL Europe, Inc. (formerly NTL Incorporated)

We have audited the consolidated balance sheets of NTL Europe, Inc. (formerly NTL Incorporated) and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ (deficiency) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTL Europe, Inc. (formerly NTL Incorporated) and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 5, the Company changed its method of accounting for goodwill and other intangibles effective January 1, 2002.

/s/ ERNST & YOUNG LLP

New York, New York
May 28, 2003

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Consolidated Balance Sheets
(dollars in millions)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$277.5	$228.3
Marketable securities	17.3	—
Accounts receivable — trade, less allowance for doubtful accounts of $9.4 (2002) and $6.6 (2001)	243.4	194.2
Other	50.3	67.9
Discontinued operations	12,968.1	13,331.0

Total current assets	13,556.6	13,821.4
Fixed assets, net	1,682.1	1,494.9
Goodwill	218.7	960.0
Customer lists, net of accumulated amortization of $171.4 (2002) and $91.1 (2001)	62.8	104.1
Investments in and loans to affiliates, net	13.0	267.8
Deferred tax asset	195.3	20.4
Other assets, net of accumulated amortization of $62.4 (2002) and $24.9 (2001)	120.9	190.3

Total assets	$15,849.4	$16,858.9

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Consolidated Balance Sheets — continued
(dollars in millions)

	December 31,

	2002	2001

Liabilities and shareholders’ (deficiency)
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$49.3	$37.7
Accrued expenses and other	92.5	158.5
Interest payable	43.5	50.5
Deferred revenue	235.6	173.3
Current portion of long-term debt	2,719.3	3,460.2
Discontinued operations (including liabilities subject to compromise of $10,157.8)	17,956.2	16,426.2

Total current liabilities	21,096.4	20,306.4
Long-term debt	—	—
Other	132.7	156.6
Deferred income taxes	226.0	164.6
Liabilities subject to compromise, including redeemable preferred stock	4,294.1	—
Commitments and contingent liabilities
Redeemable preferred stock — $.01 par value, plus accreted dividends; liquidation preference $3,024.7; less unamortized discount of $33.4 (2002) and $53.4 (2001); issued and outstanding 2.1 shares (2002 and 2001)	—	2,773.7
Shareholders’ (deficiency):
Series preferred stock — $.01 par value; authorized 10.0 shares; liquidation preference $3,160.0; issued and outstanding 3.0 shares (2002 and 2001)	—	—
Common stock — $.01 par value; authorized 800.0 shares; issued and outstanding 276.6 shares (2002 and 2001)	2.8	2.8
Additional paid-in capital	13,574.9	13,720.0
Accumulated other comprehensive (loss)	(830.2)	(1,072.8)
(Deficit)	(22,647.3)	(19,192.4)

	(9,899.8)	(6,542.4)

Total liabilities and shareholders’ (deficiency)	$15,849.4	$16,858.9

See accompanying notes.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Consolidated Statements of Operations
(dollars in millions, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Revenues	$435.9	$391.6	$226.8
Costs and expenses Operating expenses (exclusive of depreciation shown separately below)	175.4	170.4	88.9
Selling, general and administrative expenses	138.8	178.0	103.1
Asset impairments	854.3	912.1	—
Other charges	3.5	12.2	—
Corporate expenses	11.5	42.5	23.8
Depreciation	222.7	154.4	87.4
Amortization	95.5	433.4	299.3

	1,501.7	1,903.0	602.5

Operating (loss)	(1,065.8)	(1,511.4)	(375.7)
Other income (expense) Interest income and other, net	(11.0)	20.4	45.5
Interest expense (contractual interest of $223.5 (2002))	(156.1)	(195.1)	(139.7)
Share of (losses) from equity investments	(251.3)	(660.0)	(46.7)
Other gains (losses)	3.0	(58.9)	—
Foreign currency transaction gains (losses)	9.3	(14.3)	(62.5)

(Loss) before recapitalization items, income taxes and discontinued operations	(1,471.9)	(2,419.3)	(579.1)
Recapitalization items, net	(4.8)	—	—

(Loss) before income taxes and discontinued operations	(1,476.7)	(2,419.3)	(579.1)
Income tax benefit (expense)	128.1	50.9	22.9

(Loss) from continuing operations	(1,348.6)	(2,368.4)	(556.2)
Discontinued operations:
(Loss) from discontinued operations, net of income tax benefit of $26.3 (2002), $114.1 (2001) and $88.1 (2000)	(2,100.6)	(11,872.9)	(2,407.5)
Net (loss) on sales of discontinued operations, net of income tax expense of $4.6 (2002)	(5.7)	—	—

(Loss) from discontinued operations	(2,106.3)	(11,872.9)	(2,407.5)

Net (loss)	(3,454.9)	(14,241.3)	(2,963.7)
Preferred stock dividends (contractual dividends of $370.6 (2002))	(145.1)	(325.7)	(194.0)

Net (loss) available to common shareholders	$(3,600.0)	$(14,567.0)	$(3,157.7)

Basic and diluted net (loss) per share:
(Loss) from continuing operations	$(5.40)	$(9.76)	$(3.46)
(Loss) from discontinued operations	(7.62)	(43.02)	(11.08)

Net (loss) per common share	$(13.02)	$(52.78)	$(14.54)

Weighted average shares	276.6	276.0	217.1

See accompanying notes.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Consolidated Statement of Shareholders’ (Deficiency)
(dollars in millions)

	Series Preferred Stock		Common Stock		Additional
	$.01 Par Value		$.01 Par Value		Paid-In

	Shares	Par	Shares	Par	Capital

Balance, December 31, 1999	1.3	$—	132.4	$1.3	$4,125.1
Exercise of stock options			2.3	—	36.3
Rescission of stock option exercises			(0.2)		(1.1)
Exercise of warrants			1.3	—	9.0
Common stock issued for cash			42.2	0.4	2,327.2
Preferred stock issued for cash	2.0				1,862.0
Common stock issued for an acquisition			84.9	0.9	5,487.4
Conversion of series preferred stock	(0.5)	—	9.2	0.1	7.5
Preferred stock issued for dividends					9.4
Accreted dividends on preferred stock	0.1	—			(97.8)
Accretion of discount on preferred stock					(0.3)
Comprehensive loss:
Net loss for the year ended December 31, 2000 Currency translation adjustment Unrealized net losses on investments Total

Balance, December 31, 2000	2.9	—	272.1	2.7	13,764.7
Exercise of stock options			1.1		13.0
Non-cash compensation					30.6
Accreted dividends on preferred stock	0.1				(195.5)
Accretion of discount on preferred stock					(25.3)
Conversion of 7% Convertible Notes			3.3	0.1	128.2
Common stock issued for an acquisition			0.1		4.3
Comprehensive loss:
Net loss for the year ended December 31, 2001 Currency translation adjustment Unrealized net losses on investments Unrealized net losses on derivatives Total

Balance, December 31, 2001	3.0	—	276.6	2.8	13,720.0
Accreted dividends on preferred stock					(125.1)
Accretion of discount on preferred stock					(20.0)
Comprehensive loss:
Net loss for the year ended December 31, 2002 Currency translation adjustment Reclassification adjustment Additional minimum pension liability Unrealized net losses on derivatives Total

Balance, December 31, 2002	3.0	$—	276.6	$2.8	$13,574.9

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Consolidated Statement of Shareholders’ (Deficiency) — continued
(dollars in millions)

			Accumulated Other
			Comprehensive
			(Loss)
			Unrealized	Unrealized
		Foreign	Net	Net
	Comprehensive	Currency	Losses on	Losses on	Minimum Pension
	(Loss)	Translation	Investments	Derivatives	Liability	(Deficit)

Balance, December 31, 1999		$(2.1)				$(1,987.4)
Exercise of stock options Rescission of stock option exercises Exercise of warrants Common stock issued for cash Preferred stock issued for cash Common stock issued for an acquisition Conversion of series preferred stock Preferred stock issued for dividends Accreted dividends on preferred stock Accretion of discount on preferred stock Comprehensive loss:

Net loss for the year ended December 31, 2000	$(2,963.7)					(2,963.7)
Currency translation adjustment	(432.6)	(432.6)
Unrealized net losses on investments	(14.2)		$(14.2)

Total	(3,410.5)

Balance, December 31, 2000		(434.7)	(14.2)			(4,951.1)
Exercise of stock options Non-cash compensation Accreted dividends on preferred stock Accretion of discount on preferred stock
Conversion of 7% Convertible Notes Common stock issued for an acquisition
Comprehensive loss:
Net loss for the year ended December 31, 2001	(14,241.3)					(14,241.3)
Currency translation adjustment	(607.8)	(607.8)
Unrealized net losses on investments	(1.1)		(1.1)
Unrealized net losses on derivatives	(15.0)			$(15.0)

Total	(14,865.2)

Balance, December 31, 2001		(1,042.5)	(15.3)	(15.0)		(19,192.4)
Accreted dividends on preferred stock Accretion of discount on preferred stock Comprehensive loss:
Net loss for the year ended December 31, 2002	(3,454.9)					(3,454.9)
Currency translation adjustment	272.4	272.4
Reclassification adjustment	15.3		15.3
Additional minimum pension liability	(30.0)				$(30.0)
Unrealized net losses on derivatives	(15.1)			(15.1)

Total	$(3,212.3)

Balance, December 31, 2002		$(770.1)	$—	$(30.1)	$(30.0)	$(22,647.3)

See accompanying notes.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in millions)

	Year Ended December 31,

	2002	2001	2000

Operating activities
Net (loss)	$(3,454.9)	$(14,241.3)	$(2,963.7)
(Loss) from discontinued operations	(2,100.6)	(11,872.9)	(2,407.5)
Net (loss) on sales of discontinued operations	(5.7)	—	—

Loss from continuing operations	(1,348.6)	(2,368.4)	(556.2)
Adjustments to reconcile to net cash provided by (used in) continuing operations:
Depreciation and amortization	318.2	587.8	386.7
Asset impairments	854.3	912.1	—
Write-down of other assets	28.2	—	—
Equity in losses of unconsolidated subsidiaries	251.3	660.0	46.7
(Gain) loss on sale of assets	(6.2)	58.2	—
Provision for losses on accounts receivable	7.2	39.7	0.4
Deferred income taxes	(127.5)	(50.3)	(23.1)
Amortization of original issue discount	—	0.2	0.3
Other	1.9	51.2	1.1
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Accounts receivable	(10.1)	(13.0)	(116.6)
Other current assets	(70.1)	31.2	(18.8)
Other assets	4.5	(5.2)	1.0
Accounts payable	8.0	2.8	11.4
Accrued expenses and other	(33.1)	5.6	47.9
Deferred revenue	25.2	9.1	58.0

Net cash (used in) continuing operations	(96.8)	(79.0)	(161.2)
Net cash provided by (used in) discontinued operations	251.9	(518.8)	(129.0)

Net cash provided by (used in) operating activities	155.1	(597.8)	(290.2)
Investing activities
Acquisitions, net of cash acquired	—	—	(3,425.1)
Purchase of fixed assets	(120.8)	(245.2)	(277.7)
Investments in and loans to affiliates	(15.9)	(125.8)	(365.6)
Increase in other assets	(7.0)	(49.0)	(121.5)
Loan to NTL (UK) Group, Inc.	(129.2)	150.0	—
Proceeds from sales of assets	432.2	30.9	—
Loan to ATX Communications, Inc.	—	(15.0)	—
Purchase of marketable securities	(63.5)	—	(155.1)
Proceeds from sales of marketable securities	46.3	60.3	444.3

Net cash provided by (used in) continuing operations	142.1	(193.8)	(3,900.7)
Net cash (used in) discontinued operations	(734.4)	(1,906.0)	(9,527.5)

Net cash (used in) investing activities	(592.3)	(2,099.8)	(13,428.2)

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Consolidated Statements of Cash Flows — continued
(dollars in millions)

	Year Ended December 31,

	2002	2001	2000

Financing activities
Proceeds from borrowings, net of financing costs	104.1	461.3	1,860.3
Proceeds from issuance of preferred stock and warrants	—	—	1,862.0
Proceeds from issuance of common stock	—	—	2,327.6
Proceeds from issuance of redeemable preferred stock	—	—	1,850.0
Proceeds from exercise of stock options and warrants	—	13.0	44.2
Principal payments	(2.9)	(68.3)	(39.1)
Repayment of the NTL Australia bank loan	(121.7)	—	—

Net cash provided by (used in) continuing activities	(20.5)	406.0	7,905.0
Net cash provided by discontinued activities	681.4	2,227.9	3,823.4

Net cash provided by financing activities	660.9	2,633.9	11,728.4
Effect of exchange rate changes on cash	51.2	(11.1)	(27.8)

Increase (decrease) increase in cash and cash equivalents	274.9	(74.8)	(2,017.8)
Cash and cash equivalents at beginning of year – continuing operations	228.3	126.4	1,510.2
Cash and cash equivalents at beginning of year – discontinued operations	276.3	453.0	1,087.0
Cash and cash equivalents at end of year – discontinued operations	(502.0)	(276.3)	(453.0)

Cash and cash equivalents at end of year – continuing operations	$277.5	$228.3	$126.4

Supplemental disclosure of cash flow information
Cash paid during the year for interest exclusive of amounts capitalized	$130.4	$171.3	$131.1
Income taxes paid	—	13.4	5.2
Supplemental schedule of non-cash financing activities
Accretion of dividend and discount on preferred stock	$145.1	$220.8	$98.1
Conversion of notes, net of unamortized deferred financing costs	—	18.8	—
Common stock issued for acquisitions	—	4.3	5,488.3
Redeemable preferred stock issued for investment in affiliates	—	518.0	—
Conversion of series preferred stock	—	—	7.6

See accompanying notes.

1.	Organization and Business

Summary

The accompanying financial statements do not reflect any adjustments in connection with the emergence of NTL Europe, Inc. (“NTL Europe” or the “Company”) from Chapter 11 reorganization nor the likely deconsolidation of Cablecom GmbH, an indirect wholly-owned subsidiary of the Company (“Cablecom”) and, therefore, are not indicative of the Company’s future results of operations, financial position or cash flows.

NTL’s Completed Restructuring

On May 8, 2002, the entity then known as NTL Incorporated (“Old NTL”) and certain of its subsidiaries as of that time each filed a pre-arranged joint reorganization plan (the “Plan”) under Chapter 11 of the U.S. Bankruptcy Code. Old NTL’s operating subsidiaries were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003 (the “Effective Date”) at which time Old NTL emerged from Chapter 11 reorganization.

Pursuant to the Plan, Old NTL and its subsidiaries were split into two separate companies. The entity formerly known as “NTL Incorporated” was renamed “NTL Europe, Inc.” and became the holding company for Old NTL’s European and certain other assets. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for Old NTL’s principal UK and Ireland assets (“New NTL”). Pursuant to the Plan, all of the outstanding securities of Old NTL and certain of its subsidiaries were canceled, and the Company issued shares of its common stock, par value $0.01 per share (the “Common Stock”), and 10% Fixed Coupon Redeemable Preferred Stock, Series A, par value $0.01 per share (with a $50.00 liquidation preference per share) (the “Preferred Stock”), and New NTL issued shares of its common stock and Series A warrants to various former creditors and stockholders of Old NTL and its subsidiaries. The precise mix of new securities received by holders of each particular type of security of Old NTL and its subsidiaries was set forth in the Plan. New NTL is an independent entity which is no longer owned by or affiliated with the Company.

New NTL has been accounted for as a discontinued operation beginning with the quarter ended September 30, 2002 and, accordingly, it is excluded from assets and liabilities of continuing operations as of December 31, 2002 and 2001, and from results of continuing operations for the years ended December 31, 2002, 2001 and 2000.

With the separation of Old NTL into two entities, the majority of the significant assets and holdings formerly owned and consolidated by Old NTL were retained by New NTL. Generally, other than Cablecom (which is itself being restructured as described below), the Company’s assets are not material compared to those of New NTL. In addition, as described in more detail in Note 22, as a result of the existing defaults under Cablecom’s debt agreements and its overindebtedness, in the near future, the Company expects its interest in Cablecom to be reduced to, at most, a small minority position. Further, the Company’s board of directors and management will explore the strategic and financial alternatives available to it, including the Company’s possible liquidation, a going-private transaction and the sale of its remaining assets. Accordingly, the Company’s historic financial statements presented herein are not particularly meaningful to the Company’s current and anticipated future business and should not be relied upon as indicative of the Company’s future performance.

Historical Structure of the Company

On May 18, 2000, the entity then known as NTL Incorporated (currently named NTL (Delaware), Inc. (“NTL Delaware”)) completed a corporate restructuring to create a holding company structure. The formation of the holding company was part of NTL Delaware’s acquisition of certain assets of Cable & Wireless Communications plc (“CWC”). The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Delaware at the effective time of the merger became stockholders of the new holding company, and NTL Delaware became a subsidiary of the new holding company. The new holding company was called NTL Incorporated (which is now known as NTL Europe, Inc.) and the holding company’s subsidiary simultaneously changed its name to NTL (Delaware), Inc.

The Company conducts its operations through direct and indirect wholly-owned subsidiaries.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements

1.	Organization and Business (continued)

Business

The Company, through its direct and indirect wholly-owned subsidiaries, owns and operates Premium TV Limited, Cablecom, NTL Lanbase, SL, NTL Broadcast (Thailand) Ltd. and NTL Broadcast Sdn, Ltd. Premium TV Limited (“Premium TV”) develops sports-related Internet and media rights in the United Kingdom. Cablecom is the largest television operator in Switzerland, but, as discussed below, it is “overindebted” under Swiss law and it is unlikely that the Company will retain any significant interest in Cablecom. NTL Lanbase, SL is based in Spain and is a value-added reseller of equipment for corporate data networks in the United Kingdom. NTL Broadcast (Thailand) Ltd. and NTL Broadcast Sdn, Ltd., together with New NTL’s branch office in Singapore, offer design and build, consultancy and system integration services to broadcasters in Malaysia and Thailand.

Cablecom has approximately CHF 3,792 million in bank debt (which includes recently accrued interest payments) maturing on the business day following May 31, 2003 (with an additional automatic extension to June 30, 2003 under certain circumstances), and insufficient resources to satisfy such obligation. In addition, Cablecom and two of its subsidiaries are “overindebted” under Swiss law and, accordingly, may be required to file for insolvency proceedings in Switzerland. Cablecom and its lenders have been involved in ongoing discussions regarding a complete financial restructuring of Cablecom which will, among other things, reduce the amount of bank debt outstanding, extend the maturity date thereof and resolve the Swiss overindebtedness issue. In the event that such negotiations are unsuccessful, the Company expects to be deprived of all of its ownership interest in Cablecom in the near future. Further, even if such negotiations are successful, the Company expects to be left with no more than a small minority interest in Cablecom. Accordingly, the Company anticipates that, in the near future, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations. In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends, distributions or other payments have ever been or will be made by Cablecom to the Company. Further, the lenders under Cablecom’s credit facility have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

The Company also has various equity and cost method investments detailed in Note 9.

The Company’s most significant holdings are currently being restructured, and the Company is reviewing all of its holdings to determine the most appropriate course of action, which may result in one or more of these holdings being sold, transferred, foreclosed on, liquidated, wound-up or otherwise disposed of in the near future or at a later date. The Company may not receive any proceeds from any of these transactions after the payment of outstanding debt that some of these companies may owe and any fees and expenses incurred in connection with these transactions. See, in particular, Note 22 “Commitments and Contingent Liabilities – Cablecom.” To the extent the Company receives cash proceeds from any asset sale it or its subsidiaries complete, the Preferred Stock will be entitled to mandatory redemption in a like amount, subject to some limited exceptions set forth in the Company’s charter, until all shares of the Preferred Stock (having an aggregate of $343 million in liquidation preference) have been redeemed.

2.	Reorganization and Emergence from Chapter 11

Background of Restructuring

On January 31, 2002, Old NTL announced that it had appointed professional advisors to advise on strategic and recapitalization alternatives to strengthen its balance sheet, reduce debt and put an appropriate capital structure in place for its business.

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities in March 2002, Old NTL and certain of its subsidiaries commenced negotiations with a steering committee of the unofficial committee of its bondholders and the committee’s legal and financial advisors.

Old NTL and its subsidiaries failed to make interest payments on some of the outstanding notes starting on April 1, 2002. Old NTL also failed to declare or pay dividends on certain series of its outstanding preferred stock due to a lack of available surplus under Delaware law.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2.	Reorganization and Emergence from Chapter 11 (continued)

On April 16, 2002, Old NTL announced that it and an unofficial committee of its bondholders had reached an agreement in principle on a comprehensive recapitalization of Old NTL and its subsidiaries. To implement the proposed recapitalization plan, on May 8, 2002, Old NTL and certain of the other subsidiaries of Old NTL, namely NTL Delaware, NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp., filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement (referred to as the “DIP facility”) committing to provide Communications Cable Funding Corp. with up to $500.0 million in new debt financing (NTL Delaware committed to provide up to an additional $130.0 million under the DIP facility.)

As a result of the payment defaults, as well as the voluntary filing under Chapter 11 by Old NTL and certain of its subsidiaries, on May 8, 2002, there was an event of default under all of Old NTL and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL (Triangle) LLC.

The Plan was confirmed by the Bankruptcy Court on September 5, 2002. During the fall of 2002, Old NTL negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to Old NTL and its subsidiaries. The Plan became effective on January 10, 2003, at which time Old NTL emerged from Chapter 11 reorganization. In connection with Old NTL’s emergence from Chapter 11 reorganization, NTL Communications Corp. issued $558.2 million aggregate principal face amount of 19% Senior Secured Notes due 2010 and 500,000 shares of its common stock on January 10, 2003. The proceeds were used in part to repay amounts outstanding under the DIP facility and to purchase from NTL Delaware a £90.0 million note of NTL (UK) Group Inc. and to repay certain other obligations.

Liquidity and Capital Resources

The Company emerged from bankruptcy on January 10, 2003, at which time, as part of the reorganization plan, all of its secured debt, common stock and preferred stock were canceled and new Common Stock and Preferred Stock were issued. Further, upon the consummation of the reorganization plan (after taking into account the redemption for cash of $25 million of the Preferred Stock) the Company had approximately $63 million in cash and its subsidiaries had an additional amount of approximately $11 million in cash.

The Company is primarily a holding company for the stock of its subsidiaries, with no material independent source of cash proceeds. During 2003, the Company does not anticipate receiving any material cash proceeds from its subsidiaries. Accordingly, the Company expects to fund its operations primarily out of its $63 million in cash and its subsidiaries’ cash remaining after the consummation of the reorganization plan. During 2003, the Company does not anticipate borrowing any material amount of funds and the Company does not expect to issue any of its securities for cash. Further, during 2003, the Company does not anticipate any material capital expenses.

As described in Notes 1, 2 and 22, the Company expects to either complete a restructuring of the debt and equity of Cablecom, in the near future, which would result in a dilution of the Company’s ownership interest to less than five percent or, if such restructuring is not successful, to file for the insolvency of Cablecom in Switzerland, which would result in the Company’s having no remaining ownership in Cablecom. In either of these events, the lenders under Cablecom’s credit facility would have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

The Company’s management and Board will explore strategic and financial alternatives available to it, including the Company’s possible liquidation, a going-private transaction and the sale of its remaining assets. During 2003, the Company’s primary expenses are expected to consist of operating expenses, including salaries, professional fees, insurance and severance costs, as well as certain funding obligations to certain of its subsidiaries of approximately $13 million. Further, after reserving for certain contingent liabilities, to the extent the Company has remaining funds legally available, the Company intends to pay dividends on or redeem shares of its Preferred Stock. The liquidation preference of Preferred Stock aggregates $343 million. Accordingly, it is highly unlikely that common shareholders will ever receive any distribution related to their shares.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2.	Reorganization and Emergence from Chapter 11 (continued)

The Company believes that its existing cash and cash equivalents will be sufficient to support its expected operations and fund its capital commitments through at least January 1, 2004, which, as previously noted, will exclude Cablecom.

Recapitalization Expense

The joint reorganization plan provided that recapitalization costs be allocated among the Company, NTL Delaware and New NTL.

Recapitalization items, net consist of the following:

	Year Ended
	December 31,

	2002	2001	2000

		(in millions)
Payroll and related costs paid	$(0.1)	$—	$—
Professional fees	(6.9)	—	—
Interest earned on accumulated cash from Chapter 11 proceeding (1)	2.2	—	—

	$(4.8)	$—	$—

Details of operating cash receipts and payments resulting from the recapitalization are as follows. The Company and NTL Delaware made payments on behalf of New NTL which were charged to New NTL. The recapitalization items charged to New NTL are included in loss from discontinued operations.

Year Ended
December 31, 2002

(in millions)
Interest income (1)	$2.2
Payroll and related costs paid	—
Professional fees	(45.9)

Net operating cash flows from recapitalization items	$(43.7)

(1)	Interest income resulting from the recapitalization is for the period May 8, 2002 through December 31, 2002.

Pro Forma Consolidated Balance Sheet

The following pro forma consolidated balance sheet as of December 31, 2002 gives effect to the Company’s emergence from Chapter 11 reorganization and the adoption of fresh-start reporting as if both had occurred on December 31, 2002. The Company adopted fresh-start reporting in January 2003 in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). The Company adopted fresh-start reporting because the holders of Old NTL’s voting common shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging company, and because the Company’s reorganization value is less than its post-petition liabilities and allowed claims.

The adjustments entitled “Emergence from Chapter 11” reflect the consummation of the Plan, including the cancellation of all of Old NTL’s outstanding securities, including common stock, and the authorization of the issuance of 19,668,777 shares of Common Stock, together with associated preferred stock purchase rights, and 7,364,000 shares of Preferred Stock. In accordance with the reorganization plan, the Company has reserved 2,000,000 shares of Common Stock for issuance upon exercise of the management incentive options authorized for grant under the management incentive plan. The Company has not issued, and it currently has no plans to issue, any options under the management incentive plan.

The order confirming the Plan authorized and approved, as of the effective date, the redemption for cash of $25 million of the Preferred Stock. This redemption occurred on the Effective Date. Following such redemption, approximately 6,864,000 shares of Preferred Stock remain outstanding, having a liquidation preference of approximately $343 million.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2.	Reorganization and Emergence from Chapter 11 (continued)

The adjustments entitled “Fresh-Start” reflect the adoption of fresh-start reporting. The Company engaged an independent financial advisor to assist in the determination of the reorganization value (or fair value) of its assets and the present value of its liabilities. This determination resulted in the fresh-start reporting adjustments to write-down fixed assets and write-up of intangible assets to their fair values. The determination of the reorganization value is preliminary since the valuation of certain of the Company’s assets is still in process. In addition, the Company’s total reorganization value exceeded the amounts allocable to identifiable assets that resulted in a new indefinite-lived intangible asset.

The emergence from Chapter 11 and the adoption of fresh-start reporting in January 2003 resulted in the following items of income (expense) that will be recognized in the Company’s financial statements for the quarter ended March 31, 2003:

(in millions)

Gain on debt discharge	$4,059.2
Gain related to deconsolidation of New NTL	4,988.1
Fresh-start adoption – intangible assets	142.1
Fresh-start adoption – long-term debt	1,284.9
Fresh-start adoption – deferred tax liability	(13.5)
Fresh-start adoption – accrued pension	(61.2)
Fresh-start adoption – fixed assets	(507.0)
Fresh-start adoption – other assets	(33.5)

TOTAL	$9,859.1

The adjustments entitled “Deconsolidation of Cablecom” reflect the likelihood that the Company will not retain a significant interest in Cablecom and that Cablecom will no longer be reported as part of the Company’s consolidated results of operations. As described in more detail in Note 22 (Commitments and Contingent Liabilities – Cablecom), Cablecom has approximately CHF 3,792 million in bank debt (which includes recently accrued interest payments) maturing on the business day following May 31, 2003 (with an additional automatic extension to June 30, 2003 under certain circumstances), and insufficient resources to satisfy such obligation. In addition, Cablecom and two of its subsidiaries are “overindebted” under Swiss law and, accordingly, may be required to file for insolvency proceedings in Switzerland. Cablecom and its lenders have been involved in ongoing discussions regarding a complete financial restructuring of Cablecom which will, among other things, reduce the amount of bank debt outstanding, extend the maturity date thereof and resolve the Swiss overindebtedness issue. In the event that such negotiations are unsuccessful, the Company expects to be deprived of all of its ownership interest in Cablecom in the near future. Further, even if such negotiations are successful, the Company expects to be left with no more than a small minority interest in Cablecom. Accordingly, the Company anticipates that, in the near future, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations. In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends, distributions or other payments have ever been or will be made by Cablecom to the Company. Further, the lenders under Cablecom’s credit facility have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2.	Reorganization and Emergence from Chapter 11 (continued)

						Pro Forma
	Historical as	Emergence		Before		as of
	of December	from	Fresh-	Deconsolidation	Deconsolidation	December
	31, 2002	Chapter 11	Start	of Cablecom	of Cablecom	31, 2002

				(in millions)
Assets Current assets:
Cash and cash equivalents	$277.5	$(117.7)	$—	$159.8	$(85.9)	$73.9
Marketable securities	17.3	(17.3)	—	—	—	—
Accounts receivable-trade, less allowance for doubtful accounts	243.4	—	—	243.4	(230.8)	12.6
Other	50.3	—	—	50.3	(38.5)	11.8
Discontinued operations	12,968.1	(12,968.1)	—	—	2,189.1	2,189.1

Total current assets	13,556.6	(13,103.1)	—	453.5	1,833.9	2,287.4
Fixed assets, net	1,682.1	—	(506.9)	1,175.2	(1,166.8)	8.4
Goodwill	218.7	—	(218.7)	—	—	—
Reorganization value in excess of amounts allocable to identifiable assets	—	—	213.9	213.9	(213.9)	—
Customer lists, net	62.8	—	146.8	209.6	(209.6)	—
Investments in and loans to affiliates, net	13.0	—	—	13.0	(7.7)	5.3
Deferred tax asset	195.3	—	80.4	275.7	(235.5)	40.2
Other assets, net	120.9	(22.5)	(50.8)	47.6	(0.4)	47.2

Total assets	$15,849.4	$(13,125.6)	$(335.3)	$2,388.5	$—	$2,388.5

Liabilities and shareholders’ (deficiency) Liabilities not subject to compromise Current liabilities:
Accounts payable	$49.3	$—	$—	$49.3	$(40.6)	$8.7
Accrued expenses and other	92.5	(1.2)	—	91.3	(64.2)	27.1
Interest payable	43.5	—	—	43.5	(43.5)	—
Deferred revenue	235.6	—	—	235.6	(229.8)	5.8
Current portion of long-term debt	2,719.3	—	(1,284.9)	1,434.4	(1,434.4)	—
Discontinued operations	17,956.2	(17,956.2)	—	—	2,189.1	2,189.1

Total current liabilities	21,096.4	(17,957.4)	(1,284.9)	1,854.1	376.6	2,230.7
Long-term debt	—	—	—	—	—
Other	132.7	—	(16.4)	116.3	(96.9)	19.4
Deferred income taxes	226.0	—	93.9	319.9	(279.7)	40.2
Commitments and contingent liabilities	—	—	—	—	—	—
Senior Redeemable Preferred	—	98.0	—	98.0	—	98.0
Liabilities subject to compromise	4,294.1	(4,294.1)	—	—	—	—
Shareholders’ (deficiency):
Series preferred stock	—	—	—	—	—	—
Common stock-old	2.8	(2.8)	—	—	—	—
Common stock-new	—	0.2	—	0.2	—	0.2
Additional paid-in capital	13,574.9	—	(13,574.9)	—	—	—
Accumulated other comprehensive (loss)	(830.2)		830.2	—	—	—
(Deficit)	(22,647.3)	9,030.5	13,616.8	—	—	—

Shareholders’ (deficiency)	(9,899.8)	9,027.9	872.1	0.2	—	0.2

Total liabilities and shareholders’ (deficiency)	$15,849.4	$(13,125.6)	$(335.3)	$2,388.5	$—	$2,388.5

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3.	Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared on a going concern basis. As described in Notes 1, 2 and 22, the Company expects to either complete a restructuring of the debt and equity of Cablecom in the near future, which would result in a dilution of the Company’s ownership interest to less than five percent or, if such restructuring is not successful, to file for the insolvency of Cablecom in Switzerland, which would result in the Company having no remaining ownership in Cablecom. In either of these events, the lenders under Cablecom’s credit facility would have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

The Company’s management and Board will explore strategic and financial alternatives available to it, including the Company’s possible liquidation, a going-private transaction and the sale of its remaining assets. During 2003, the Company’s primary expenses are expected to consist of salaries, professional fees, insurance and severance payments, as well as, certain funding obligations to selected subsidiaries of approximately $13 million.

After the consummation of the Company’s restructuring on January 10, 2003, the Company had approximately $63 million in cash and its subsidiaries had approximately $11 million in cash, which management believes will be adequate to finance the Company’s operating expenses and funding requirements through at least January 1, 2004. Further, after reserving for certain contingent liabilities, to the extent the Company has remaining funds legally available, the Company intends to pay dividends on or redeem shares of its Preferred Stock. The liquidation preference of the Preferred Stock aggregates $343 million. Accordingly, it is highly unlikely that common shareholders will ever receive any distribution related to their shares. However, as noted above, the Company should be able to pay its liabilities and funding requirements as they come due through at least January 1, 2004.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, including AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Old NTL had determined that there was insufficient collateral to cover the interest portion of scheduled payments on certain of its prepetition debt obligations. Old NTL had therefore discontinued accruing interest on these obligations. For the year ended December 31, 2002, contractual interest was $223.5 million, which was $67.4 million in excess of reported interest expense.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts and notes receivable, the amount to be paid for other liabilities, the Company’s pension expense and pension funding requirements, and estimates related to the value of investments, long-lived assets and goodwill. Actual results could differ from those estimates.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the current exchange rates at the respective balance sheet dates. Statement of operations amounts have been translated using the average exchange rates for the respective years. The translation gains or losses resulting from the change in exchange rates have been reported as a component of accumulated other comprehensive (loss). Foreign currency transaction losses and gains are included in the results of operations as incurred.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiares
Notes to Consolidated Financial Statements (continued)

3.	Significant Accounting Policies (continued)

Cash Equivalents

Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $174.5 million and $125.0 million at December 31, 2002 and 2001, respectively, which consisted primarily of bank time deposits and corporate commercial paper. At December 31, 2002 and 2001, none and $1.5 million, respectively, of the cash equivalents were denominated in foreign currencies.

Marketable Securities

Marketable securities at December 31, 2002 consist of commercial paper. Marketable securities are classified as available-for-sale, which are carried at fair value. Unrealized holding gains and losses on securities, net of tax, are carried as a component of accumulated other comprehensive (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income.

Realized gains and losses and declines in value judged to be other than temporary are included in interest income. The cost of securities sold or matured is based on the specific identification method. Interest on securities is included in interest income.

During the years ended December 31, 2002, 2001 and 2000, there were no realized gains or losses on sales of securities.

Fixed Assets

Fixed assets are stated at cost, which includes amounts capitalized for labor and overhead expended in connection with the design and installation of operating equipment. Internal costs directly related to the construction of such facilities, including payroll and overhead costs of certain employees, are capitalized. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives of fixed assets range from 5 years to 30 years.

Intangible Assets

Intangible assets include goodwill and customer lists. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill was amortized on a straight-line basis over 10 years. Upon the adoption of SFAS No. 142, goodwill is no longer amortized. Instead goodwill is reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement.

Customer lists represent the portion of the purchase price allocated to the value of the customer base. Customer lists are amortized on a straight-line basis over 3 or 5 years.

Impairment of Long-Lived Assets

Long-lived assets, including fixed assets and amortizable definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiares
Notes to Consolidated Financial Statements (continued)

3.	Significant Accounting Policies (continued)

Investments

All investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for using the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment, additional contributions made and dividends received. Prior to the adoption of SFAS No. 142, the difference between the Company’s recorded investment and its proportionate interest in the book value of the investees’ net assets were being amortized on a straight-line basis over 10 years. The Company evaluates the carrying value of its equity method investments and tests for impairment in accordance with APB Opinion No. 18.

Investments in which the Company does not have the ability to exercise significant influence (less than 20% ownership) are accounted for on the cost method.

Deferred Financing Costs

Deferred financing costs, net of $37.4 million and $74.8 million as of December 31, 2002 and 2001, respectively, are included in other assets. Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt.

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

Advertising Expense

The Company charges the cost of advertising to expense as incurred. Advertising costs were $9.4 million, $13.1 million and $19.0 million in 2002, 2001 and 2000, respectively.

Stock-Based Compensation

The Company follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiares
Notes to Consolidated Financial Statements (continued)

3.	Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

Had compensation for stock options granted by Old NTL been determined consistent with the provisions of SFAS No. 123, the effect on Old NTL’s net loss would have been changed to the following pro forma amounts (See Note 19):

	For the Year Ended December 31,

	2002	2001	2000

	(in millions, except per share amounts)
Non-cash compensation expense, as reported	$—	$30.6	$—
Non-cash compensation expense, pro forma	$264.3	$268.3	$255.8
Net loss, as reported	$(3,454.9)	$(14,241.3)	$(2,963.7)
Net loss, pro forma	$(3,719.2)	$(14,509.6)	$(3,219.5)
Basic and diluted net (loss) per share	$(13.02)	$(52.78)	$(14.54)
Basic and diluted pro forma net (loss) per share	$(13.97)	$(53.75)	$(15.72)

Derivative Financial Instruments

Old NTL has used financial instruments to hedge a portion, but not all, of its exposure from floating interest rate debt and from movements in foreign exchange rates. Gains and losses on these instruments were deferred and recognized in the statement of operations when the related hedged transactions were recognized. To date, premiums paid for these contracts have not been material. The Company does not use derivative financial instruments for trading or speculative purposes.

4. Discontinued Operations

Pursuant to the Plan, Old NTL was split into two separate companies on the Effective Date. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for Old NTL’s principal UK and Ireland assets. Prior to consummation of the Plan, NTL Communications Corp. was a wholly-owned subsidiary of Old NTL, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for Old NTL’s European and certain other assets. Pursuant to the Plan, all of the outstanding securities of the Old NTL and certain of its subsidiaries were canceled, and the Company issued shares of its Common Stock and Preferred Stock and New NTL issued shares of its common stock and Series A warrants to various former creditors and stockholders of the Old NTL and its subsidiaries. The precise mix of new securities received by holders of each particular type of security of Old NTL and its subsidiaries was set forth in the Plan.

New NTL is accounted for as a discontinued operation, and accordingly, it is excluded from assets and liabilities of continuing operations as of December 31, 2002 and 2001, and from results of continuing operations for the years ended December 31, 2002, 2001 and 2000.

On April 2, 2002, Old NTL had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$451.3 million). The net proceeds from the sale after the repayment of the outstanding bank credit facility and transaction related costs were approximately A$575.3 million (US$304.5 million). Old NTL recognized a gain on the sale of approximately US$7.5 million, net of income tax expense of US$4.6 million, in April 2002. NTL Australia is accounted for as a discontinued operation and, accordingly, NTL Australia is excluded from assets and liabilities of continuing operations as of December 31, 2002 and 2001 and from results of continuing operations for the years ended December 31, 2002, 2001 and 2000.

In October 2002, Cablecom sold its consumer electronics retail stores (“Rediffusion”) for approximately CHF 5.0 million. The Company recognized a loss on the sale of approximately US$13.2 million in October 2002. Rediffusion is accounted for as a discontinued operation and, accordingly, Rediffusion is excluded from assets and liabilities of continuing operations as of December 31, 2002 and 2001 and from results of continuing operations for the years ended December 31, 2002, 2001 and 2000.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiares
Notes to Consolidated Financial Statements (continued)

4.	Discontinued Operations (continued)

The following are the assets, liabilities and results of operations of New NTL, NTL Australia and Rediffusion:

		December 31, 2002
		(in millions)

	New	NTL
	NTL	Australia	Rediffusion	Total

Current assets	$1,097.4	$—	$—	$1,097.4
Fixed assets, net	11,088.9	—	—	11,088.9
Other assets	781.8	—	—	781.8

Total assets	$12,968.1	$—	$—	$12,968.1

Current liabilities	$7,729.2	$—	—	$7,729.2
Non current liabilities	94.4	—	—	94.4
Liabilities subject to compromise	10,132.6	—	—	10,132.6

Total liabilities	$17,956.2	$—	$—	$17,956.2

		December 31, 2001
		(in millions)

	New	NTL
	NTL	Australia	Rediffusion	Total

Current assets	$1,002.7	$32.0	$32.1	$1,066.8
Fixed assets, net	10,840.3	235.2	2.9	11,078.4
Other assets	1,027.1	137.9	20.8	1,185.8

Total assets	$12,870.1	$405.1	$55.8	$13,331.0

Current liabilities	$16,087.3	$71.1	$29.3	$16,187.7
Non current liabilities	122.7	111.9	3.9	238.5

Total liabilities	$16,210.0	$183.0	$33.2	$16,426.2

		Year Ended December 31, 2002
		(in millions)

	New	NTL
	NTL	Australia	Rediffusion	Total

Revenues	$3,256.5	$17.3	$49.8	$3,323.6
Operating (loss)	(1,128.4)	0.3	(7.1)	(1,135.2)
Net (loss)	(2,093.4)	(0.3)	(6.9)	(2,100.6)

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Discontinued Operations (continued)

	Year Ended December 31, 2001
	(in millions)
	New	NTL
	NTL	Australia	Rediffusion	Total

Revenues	$3,181.5	$61.8	$64.3	$3,307.6
Operating (loss)	(10,409.7)	(7.4)	(15.4)	(10,432.5)
Net (loss)	(11,850.8)	(6.5)	(15.6)	(11,872.9)

	Year Ended December 31, 2000
	(in millions)
	New	NTL
	NTL	Australia	Rediffusion	Total

Revenues	$2,484.2	$55.0	$74.7	$2,613.9
Operating (loss)	(1,525.2)	(19.5)	1.4	(1,543.3)
Net (loss)	(2,388.1)	(20.9)	1.5	(2,407.5)

5. Recent Accounting Pronouncements

On December 31, 2002, Old NTL adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting.”

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for the Company on January 1, 2003. The adoption of SFAS No. 145 will require any gain or loss recognized on the extinguishment of debt to be classified as income or loss from continuing operations. Prior to SFAS No. 145, gain or loss recognized on the extinguishment of debt was classified as an extraordinary item.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was effective for the Company on January 1, 2002. This Statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no effect on the results of operations, financial condition or cash flows of the Company, except that it required the Company to treat NTL Australia as a discontinued operation beginning in the first quarter of 2002. The Company also accounted for NTL Communications and Rediffusion as discontinued operations in the third and fourth quarter of 2002, respectively.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this new standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Recent Accounting Pronouncements (continued)

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Old NTL adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002. Primarily due to the significant impairment charge that Old NTL recorded in 2001, the adoption of this new standard did not result in an impairment upon adoption. Amortization of goodwill and license acquisition costs ceased effective January 1, 2002. See Note 8.

6. Asset Impairments

Asset impairment charges were $854.3 million in the year ended December 31, 2002 and almost exclusively apply to the Cablecom operations. These charges are non-cash charges to write-down certain assets to their estimated fair values based on an assessment that their carrying value was not recoverable. These charges include fixed assets of $1.0 million, goodwill of $841.0 million and other assets of $12.3 million. The charge with respect to fixed assets was estimated based upon the technological obsolescence of certain network and other equipment. The charge with respect to goodwill was determined in accordance with SFAS No. 142.

As of December 31, 2001, Old NTL performed an analysis of the carrying values of its long-lived assets including goodwill. During 1999 and 2000, acquisitions were made against a background of increasing consolidation and record valuations in the telecommunications industry. This analysis was initiated because of the decline in Old NTL’s stock price and significantly lower valuations for companies within its industry. Additionally, at the time of Old NTL’s analysis, the book value of Old NTL’s net assets significantly exceeded its market capitalization. Accordingly, Old NTL performed an analysis of the recoverability of its long-lived assets and associated goodwill. The fair value of Old NTL’s assets was determined by discounting Old NTL’s estimates of the expected future cash flows related to these investments when the non-discounted cash flows indicated that the long-lived assets would not be recoverable. Old NTL recorded a write-down of $9,511.3 million in the fourth quarter of 2001 as a result of this analysis and review, of which $8,161.6 million is included in loss from discontinued operations, $912.1 million is included in asset impairments and $437.6 million is included in share of losses from equity investments. The asset impairment charge of $912.1 million included goodwill of $762.7 million, investments in affiliates of $25.1 million and other assets of $124.3 million.

7. Fixed Assets

Fixed assets consist of:

	December 31,

	2002	2001

	(in millions)
Operating equipment	$2,109.2	$1,691.4
Other equipment	109.5	64.7
Construction-in-progress	25.1	2.8

	2,243.8	1,758.9
Accumulated depreciation	(561.7)	(264.0)

	$1,682.1	$1,494.9

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

8. Cablecom Acquisition and Intangible Assets

On March 28, 2000, Old NTL acquired the cable assets of the Cablecom group in Switzerland for cash of CHF 5,800.0 million ($3,510.2 million), a substantial portion of which was funded by a new bank facility of CHF 2,700.0 million ($1,630.5 million) and Old NTL’s issuance of $1,850.0 million of preferred stock to France Telecom and a group of commercial banks. This acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations of Cablecom have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of $3,528.6 million, which includes costs incurred of $18.4 million, exceeded the fair value of net tangible assets acquired by $2,282.2 million, which was allocated as follows: $195.9 million to customer lists, $73.1 million to deferred taxes and $2,159.4 million to goodwill.

The change in the carrying amount of goodwill during the year ended December 31, 2002 is as follows (in millions):

Goodwill – December 31, 2001	$960.0
Impairment charge	(841.0)
Foreign currency exchange translation adjustments	99.7

Goodwill – December 31, 2002	$218.7

Upon the adoption of SFAS No. 142, Old NTL performed an analysis of its intangible assets acquired before July 1, 2001 to determine whether they should be classified and accounted for as part of or separate from goodwill. Old NTL also determined that no changes in the remaining useful lives of the customer lists were required.

Old NTL also performed an evaluation for impairment of its goodwill as of January 1, 2002 and determined that no impairment charge was required.

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2002, as adjusted for the Company’s emergence from Chapter 11 reorganization, the adoption of fresh-start reporting, and prior to the deconsolidation of Cablecom, would be approximately $10 million for each of the next five years.

The following table shows the Company’s net loss as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1 of each period (unaudited) (in millions):

	Year Ended December 31,

	2002	2001	2000

Loss from continuing operations — as reported	$(1,348.6)	$(2,368.4)	$(556.2)
Amortization of:
Goodwill	—	318.2	238.8
Other	—	32.8	0.8

	—	351.0	239.6

Loss from continuing operations – as adjusted	$(1,348.6)	$(2,017.4)	$(316.6)

9. Investments in and Loans to Affiliates

The Company has investments in various companies and joint ventures which are accounted for under either the equity method or the cost method. The Company’s equity investments include its 27% interest in Noos S.A., a French broadband company, which offers analog and digital cable television, high speed Internet and telephone services, its 50% interest in eKabel InvestCo, which owns 65% of iesy Hessen GmbH (“iesy”), the largest cable television network in the German province of Hessen, and its 34.01% interest in B2 (Bredband) AG (“B2”), a company based in Sweden, which provides access to a broadband network that provides transmission, both to and from the customer, at the same speed and at the same time, but, as described more fully in this Form 10-K, NTL Delaware entered into a settlement agreement on April 30, 2003, pursuant to which, among other things, the Company agreed to sell all of its interest in B2 in the near future.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

9. Investments in and Loans to Affiliates (continued)

During 2002, Old NTL’s share of Noos losses, reduced the investment therein to zero. On the Effective Date, the Company released its 27.1% interest (the “Noos Interest”) in Suez Lyonnais Télécom (“Noos”) to France Telecom as part of a compromise and settlement under the terms of the Plan. Pursuant to the terms of the Plan, the Noos Interest was released to France Telecom in exchange for (i) the cancellation of the shares of Variable Coupon Redeemable Preferred Stock, Series A of Old NTL and shares of Fixed Coupon Redeemable Preferred Stock, Series A of Old NTL, (ii) the waiver by France Telecom of its rights to any distribution on account of its claims as a holder of Old NTL and NTL Delaware 5 3/4% convertible subordinated notes, (iii) the release by France Telecom of any contingent payments due to France Telecom pursuant to the 1G Protocol and Convention Agreement, dated May 6, 1999 (the “1G Franchises”) and the transfer of the 1G Franchises by Old NTL to Noos, and (iv) a $25 million payment by France Telecom to the Company on the Effective Date.

On November 3, 2002, Old NTL, NTL Delaware, and Brigadoon Ventures, Inc., a wholly-owned subsidiary of NTL Delaware, entered into an agreement, whereby (1) Old NTL was entitled to receive a cash facilitation fee for its cooperation in the restructuring of iesy and its subsidiaries (but not in consideration of certain of Old NTL’s subsidiaries’ indirect equity stake in iesy) of approximately $1.3 million, less such subsidiaries’ pro rata share of expenses and (2) such subsidiaries were entitled to receive a release of possible liabilities and claims arising out of their indirect equity stake in iesy, including claims alleged by certain holders of notes of iesy in the bankruptcy. The transactions contemplated by the iesy agreement closed in January 2003. In addition to the Company’s share of iesy’s losses, share of losses from equity investments includes a non-cash write-down of the investment in iesy of $40.6 million in 2002.

B2 (Bredband)AG

On April 15, 2002, a funding request for approximately $20 million was received by Old NTL under the terms of the investment agreement relating to Old NTL’s investment in B2. Old NTL informed B2 and the other principal investors that it was not in a position to comply with the request for funding. The B2 investment agreement provides that if Old NTL fails to provide such funding, it may be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ agreement including its interest in B2.

On October 4, 2002, Old NTL filed a motion with the bankruptcy court to reject the B2 investment agreement and shareholders’ agreement under section 365 of the bankruptcy code, and the bankruptcy court subsequently authorized Old NTL’s rejection of the agreements. On November 8, 2002, B2 and the other principal shareholders filed proofs of claim with the bankruptcy court asserting their right to recover: (1) approximately $20 million from Old NTL in respect of the unpaid funding request; (2) unspecified damages for Old NTL’s failure to perform under the relevant agreements; and (3) unspecified costs and expenses incurred in the exercise of their remedies under the agreements, and reserved their other rights to avail themselves of any remedies under the agreements.

On April 30, 2003, NTL Delaware, together with its subsidiaries NTL Sweden SPV Inc. and Nogenta Swedish Acquisition Holding B.V., entered into an agreement with B2 and the other principal shareholders of B2 relating to, among other things, the transfer of the Company’s securities in B2. Under the agreement, the NTL Europe parties have agreed to transfer their interest in B2 to certain other shareholders of B2 in exchange for approximately $375,000 in cash or certain securities of a B2 affiliate and mutual releases among the parties relating to a dispute stemming from an April 15, 2002 funding request for approximately $20 million. In connection with the mutual releases, the agreement provides that B2 and the other principal shareholders will withdraw, or otherwise assist NTL Delaware in obtaining bankruptcy court denial of, the proofs of claim filed by B2 and the other principal shareholders in the bankruptcy court. The closing of this transaction is subject to customary closing conditions, but the NTL Europe releases are effective unless the NTL Europe parties breach their respective obligations under the agreement.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

9. Investments in and Loans to Affiliates (continued)

Premium TV Limited

Premium TV, a wholly-owned subsidiary of NTL Delaware, is obliged to provide funding of up to approximately £39 million ($62.8 million) to fund various of its joint venture and other contractual interests. Of this amount, the payment of approximately £26 million ($41.7 million) has been guaranteed by NTL Delaware. If Premium TV fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV and, in respect of the guaranteed amounts, NTL Delaware, may be sued for non-payment. As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV’s interest in the relevant joint venture at a third party appraisal valuation. Premium TV is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV, Premium TV may seek to discontinue these joint ventures and terminate their activities. The Company believes, however, that it has various defenses and protections under the Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections.

On September 24, 2002, Premium TV, NTL Delaware and Old NTL agreed to vary the terms of the long-term joint venture (referred to as the Football League Joint Venture) between Premium TV and the Football League Limited. Under the terms of the variation, upon the payment of arrears of rights fees by Premium TV, the Football League Limited agreed to release Premium TV from its obligation to fund the payment of any further rights fees to the Football League Limited’s member teams and its obligation to provide working capital funding to the Football League Joint Venture. The Football League Limited also agreed to release NTL Delaware from its guarantee of Premium TV’s obligations and to release Old NTL from the related undertaking. In return, Premium TV agreed to waive repayment of loan capital by the Football League Joint Venture and to provide certain ongoing services to the Football League Joint Venture free of charge for an initial period. NTL Delaware deposited £10.33 million into a designated single purpose account for use by Premium TV to finance the provision of such services. Premium TV and the Football League Limited also agreed to new terms relating to the distribution of revenues generated by the Football League Joint Venture. The remaining balance in the account at December 31, 2002 was £8.88 million and is included in “Other Assets” in the accompanying consolidated balance sheet.

The Company has also guaranteed the obligations of one of its subsidiaries to provide funding of up to approximately £4.2 million ($6.8 million) to a joint venture whose business is the provision of programming content. If the relevant subsidiary fails to provide such funding, under the shareholder arrangements relating to this joint venture, such subsidiary may be sued for damages. In addition, under the shareholder arrangements relating to this joint venture, the relevant joint venture partner may have the option to compulsorily acquire the Company’s indirect interest in the relevant joint venture at 70% of fair market value, resulting in the Company selling its indirect interest at a potential loss. The Company believes that it has various defenses and protections against such actions and intends to enforce vigorously its rights and protections. The Company intends to negotiate with its joint venture partner to address these issues. These negotiations may not be successful and the Company may not be able to retain its current interest in this joint venture company. The relevant subsidiary has ceased doing business and currently is in the process of being wound up.

The following is a brief description of the Company’s minority holdings. The Company does not believe that these holdings, alone or in the aggregate, represent material assets.

Two Way TV Limited

The Company has an equity interest of approximately 38% in Two Way TV Limited. Two Way TV is a UK market leader in interactive and enhanced television. Enhanced television allows viewers to participate in popular games, sporting events and reality television programs. Viewers can vote, guess answers and compete with studio contestants by using a remote control device for the set top box in all digital delivery platforms.

Two Way TV has three product lines: eTV applications for broadcasters, eTV technology licensing and support services for networks and a 24-hour games channel which carries Two Way TV proprietary games.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

9. Investments in and Loans to Affiliates (continued)

The Company’s investments in and loans to affiliates are as follows:

	December 31, 2002		December 31, 2001

	Ownership	Balance	Ownership	Balance

	(in millions)
Noos	27.00%	$—	27.00%	$47.0
B2	34.01%	—	34.01%	92.5
iesy	32.50%	—	32.50%	73.0
Others		4.7		48.3

Total equity investments		4.7		260.8
Total cost investments		8.3		7.0

Total		$13.0		$267.8

The Company has reclassified $18.3 million of credit balances to “Other Long-Term Liabilities,” which related to investments where the Company has funding commitments and losses to date, which have exceeded the Company’s investment.

A summary of combined financial information as reported by the Company’s equity investees is set forth below (unaudited):

	December 31,	December 31,
	2002	2001

	(in millions)
Current assets	$367.6	$454.4
Fixed assets, net	1,137.8	908.1
Other assets	1,171.0	2,688.5

Total assets	$2,676.4	$4,051.0

Current liabilities	$467.7	$309.1
Non current liabilities	1,753.0	1,403.6
Total shareholders’ equity	455.7	2,338.3

Total liabilities and shareholders’ equity	$2,676.4	$4,051.0

	Year Ended December 31

	2002	2001	2000

		(in millions)
Revenues	$339.2	$326.6	$115.3
Operating (loss)	(1,773.8)	(417.0)	(225.1)
Net (loss)	(1,802.5)	(564.0)	(296.6)

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10. Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

December 31,
2002
(in millions)
Accounts payable	$0.3
Interest payable	30.4
Dividends payable	109.9
Accrued expenses	0.2
Redeemable preferred stock:
Cumulative Convertible Preferred Stock	2,077.3
Variable Coupon Redeemable Preferred Stock	484.2
6.5% Redeemable Preferred Stock	98.4
13% Senior Redeemable Exchangeable Preferred Stock	193.4
Long term debt:
NTL Europe, Inc.:
5 3/4% Convertible Subordinated Notes	100.0
NTL Delaware:
5 3/4% Convertible Subordinated Notes	1,200.0

Total	$4,294.1

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding preferred stock of Old NTL and long-term debt of Old NTL and NTL Delaware was canceled.

11. Long-Term Debt

Long-term debt, exclusive of amounts subject to compromise, consisted of:

	December 31,	December 31,
	2002	2001

	(in millions)
NTL Europe, Inc.:
5 3/4% Convertible Subordinated Notes	$—	$100.0
NTL Delaware:
5 3/4% Convertible Subordinated Notes	—	1,200.0
Cablecom:
Term Loan Facility	1,951.8	1,626.8
Revolving Facility	762.7	527.2
Other	4.8	6.2

	2,719.3	3,460.2
Less current portion	2,719.3	3,460.2

	$—	$—

Old NTL had $100.0 million principal amount 5 3/4% Convertible Subordinated Notes due June 22, 2011 which were canceled on the Effective Date pursuant to the Plan. Interest of 5 3/4% per annum was payable quarterly from October 15, 2001. The notes were convertible into shares of Old NTL’s common stock at a conversion price of $35.00 per share.

NTL Delaware had $1,200.0 million 5 3/4% Convertible Subordinated Notes due December 15, 2009 which were canceled on the Effective Date pursuant to the Plan. Interest of 5 3/4% per annum was payable semiannually from June 15, 2000. The notes were convertible into shares of Old NTL’s common stock at a conversion price of $108.18 per share.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Long-Term Debt (continued)

In March 2000, Cablecom borrowed CHF 2,700.0 million ($1,951.8 million and $1,626.8 million at December 31, 2002 and 2001, respectively) under its term loan facility in connection with the acquisition of the Cablecom business. Interest is payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment. The effective interest rate was 3.51% and 5.27% at December 31, 2002 and 2001, respectively. Although the term loan facility was originally scheduled to mature on April 30, 2003, upon the request of Cablecom, the maturity date has been extended to the business day following May 31, 2003, with an additional automatic extension to June 30, 2003 under certain circumstances.

Cablecom had the option to draw on a revolving facility of up to an additional CHF 1,400 million. The amount available had been capped at CHF 1,055 million although the availability may be increased with the consent of the requisite majority of the lenders. At December 31, 2002 and 2001, Cablecom had borrowed CHF 1,055.0 million ($762.7 million) and CHF 875.0 million ($527.2 million), respectively, and Cablecom has subsequently borrowed an additional CHF 37 million for accrued interest payments. Interest is payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment. The effective rate of interest was 3.71% and 5.49% at December 31, 2002 and 2001, respectively. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized. Although the revolving facility was originally scheduled to mature on April 30, 2003, upon the request of Cablecom, the maturity date has been extended to the business day following May 31, 2003, with an additional automatic extension to June 30, 2003 under certain circumstances.

As described in more detail in Note 22 (Commitments and Contingent Liabilities – Cablecom), Cablecom does not have sufficient resources to satisfy these bank obligations. In addition, Cablecom and two of its subsidiaries are “overindebted” under Swiss law and, accordingly, may be required to file for insolvency proceedings in Switzerland. Cablecom and its lenders have been involved in ongoing discussions regarding a complete financial restructuring of Cablecom which will, among other things, reduce the amount of bank debt outstanding, extend the maturity date thereof and resolve the Swiss overindebtedness issue. In the event that such negotiations are unsuccessful, the Company expects to be deprived of all of its ownership interest in Cablecom in the near future. Further, even if such negotiations are successful, the Company expects to be left with no more than a small minority interest in Cablecom. Accordingly, the Company anticipates that, in the near future, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations. In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends, distributions or other payments have ever been or will be made by Cablecom to the Company.

In February 2001, $109.5 million principal amount of Old NTL’s 7% Convertible Subordinated Notes due December 15, 2008 were converted into 2.8 million shares of Old NTL’s common stock at the applicable conversion price of $39.20 per share. Old NTL issued as a premium on the conversion an additional 0.5 million shares which were valued at the closing common stock price on the dates of conversion. The premium, which amounted to $17.6 million, was included in Old NTL’s interest expense. Additionally accrued and unpaid interest of $1.2 million at the time of the conversion was waived by the holders of the convertible notes.

Long-term debt repayments are due as follows (in millions). The table reflects the Company’s contractual obligations as of December 31, 2002 as adjusted for the emergence from Chapter 11 reorganization.

Year ending December 31:
2003	$2,714.7
2004	0.9
2005	0.1
2006	0.1
2007	0.1
Thereafter	3.4

Total debt repayments	2,719.3
Less: current portion	2,719.3

$—

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12. Derivative Financial Instruments

Effective January 1, 2001, Old NTL adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in the results of operations or in other comprehensive loss, depending on whether a derivative is designated as a fair value or cash flow hedge. The ineffective portion of all hedges is recognized in the results of operations. Beginning in October 1, 2001, Old NTL has recorded the change in the fair value of derivatives related to changes in time value each period in other comprehensive loss for certain qualifying cash flow hedges.

On January 1, 2001, Old NTL and its subsidiaries recorded all of their outstanding derivative instruments at their fair value. The outstanding derivative instruments were comprised of a number of zero cost collars to hedge exposure to floating interest rates on certain of its debt. The aggregate fair value on January 1, 2001 was a liability of $2.2 million, which was recorded as other comprehensive loss.

At December 31, 2002, Cablecom had zero cost collars, with a notional amount of CHF 1,200.0 million, to hedge exposure to the floating interest rate indebtedness incurred under the Cablecom term loan facility and revolving loan facility.

13. Redeemable Preferred Stock

All of Old NTL’s redeemable preferred stock (which is described below) was canceled on the Effective Date pursuant to the Plan:

On September 12, 2001, Old NTL issued 1,850,000 shares of its Cumulative Convertible Preferred Stock, Series A (“Convertible Preferred Stock”) in exchange for the 1,850,000 issued and outstanding shares of its 5% Cumulative Preferred Stock held by France Telecom and others. The Convertible Preferred Stock had a stated value and liquidation preference of $1,075.17 per share and was mandatorily redeemable for cash by Old NTL on March 27, 2009. Dividends were payable quarterly in additional shares of Convertible Preferred Stock, at the following quarterly dividend rates: (i) from September 12, 2001 through March 26, 2002, $13.44 per share, (ii) from March 27, 2002 through March 26, 2003, $21.23 per share and (iii) from March 27, 2003 through March 26, 2004, $26.61 per share. In March 2002, Old NTL elected to delay the conversion of the Convertible Preferred Stock until at least March 27, 2003. Holders of Convertible Preferred Stock other than any commercial bank or their affiliates had the option to elect, subject to some conditions, to exchange their Convertible Preferred Stock for up to a 50% interest in an entity holding Old NTL’s Swiss operations.

On May 18, 2001, Old NTL issued 47,000 shares of its Variable Coupon Redeemable Preferred Stock, Series A (“Variable Coupon Redeemable Preferred Stock”) and 12,000 shares of its 6.5% Fixed Coupon Redeemable Preferred Stock, Series A (“6.5% Redeemable Preferred Stock”) to France Telecom in exchange for a 27% interest in Noos. The Variable Coupon Redeemable Preferred Stock had a stated value and liquidation preference of $10,000 per share and was mandatorily redeemable for cash by Old NTL on May 18, 2002. Dividends were payable quarterly at Old NTL’s option in cash or additional shares of Variable Coupon Redeemable Preferred Stock, at a quarterly rate based on a quotient of (x) the sum of (1) the EURIBOR Rate in effect on the first day of every dividend period plus (2) 2.5% over (y) four, per share. Old NTL’s 27% interest in Noos was pledged to France Telecom to secure the mandatory redemption obligation under its Variable Coupon Redeemable Preferred Stock and the 6.5% Redeemable Preferred Stock. The 6.5% Redeemable Preferred Stock had a stated value and liquidation preference of $10,000 per share and was mandatorily redeemable for cash by Old NTL on May 18, 2007. Dividends at a rate of 6.5% per annum were cumulative and were payable in cash upon redemption.

In March 2000, Old NTL received $1,850.0 million in cash from France Telecom and a group of commercial banks in exchange for 1,850,000 shares of its redeemable 5% Cumulative Preferred Stock. As described above, in May 2001, Old NTL issued 1,850,000 shares of its Convertible Preferred Stock in exchange for the 1,850,000 issued and outstanding shares of its 5% Cumulative Preferred Stock.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

13. Redeemable Preferred Stock (continued)

In February 1997, Old NTL issued 100,000 shares of its 13% Senior Redeemable Exchangeable Preferred Stock (the “Redeemable Preferred Stock”). Old NTL received net proceeds of $96.6 million after discounts and commissions from the issuance of the Redeemable Preferred Stock. Discounts, commissions and other fees incurred of $3.7 million were recorded as unamortized discount at issuance. Dividends accrued at 13% per annum ($130 per share) and were payable quarterly in arrears. Dividends accruing on or prior to February 15, 2004 may, at the option of Old NTL, be paid in cash, by the issuance of additional Redeemable Preferred Stock or in any combination of the foregoing. As of December 31, 2002, Old NTL had accrued $95.4 million for dividends and had issued approximately 84,000 shares for $83.8 million of such accrued dividends. The Redeemable Preferred Stock was redeemable, at Old NTL’s option, in whole or in part, at any time on or after February 15, 2002 at a redemption price of 106.5% of the liquidation preference of $1,000 per share that declined annually to 100% in 2005, in each case together with accrued and unpaid dividends to the redemption date. The Redeemable Preferred Stock was subject to mandatory redemption on February 15, 2009.

The changes in the number of shares of Redeemable Preferred Stock were as follows:

	13%	5%	Variable	6.5%	Convertible

Shares at December 31, 1999	142,000	—	—	—	—
Issued for cash	—	1,850,000	—	—	—
Issued for dividends	20,000	—	—	—	—

Shares at December 31, 2000	162,000	1,850,000	—	—	—
Issued for investment in Noos	—	—	47,000	12,000	—
Issued for dividends	22,000	—	1,000	—	—
Exchange	—	(1,850,000)	—	—	1,850,000

Shares at December 31, 2001	184,000	—	48,000	12,000	1,850,000
Issued for dividends	—	—	—	—	—

Shares at December 31, 2002	184,000	—	48,000	12,000	1,850,000

Liquidation preference at December 31, 2002 (in millions)	$212.3	$—	$502.6	$135.4	$2,174.4

14. Non-Cash Compensation

In July 2001, the Compensation and Option Committee of Old NTL’s Board of Directors approved modifications to certain stock options. The latest possible expiration date of options to purchase an aggregate of approximately 4.7 million shares of Old NTL’s common stock with exercise prices from $0.17 to $14.76 per share was extended from July 30, 2001 to October 2004, as applicable, to January 30, 2006. Old NTL recognized non-cash compensation expense of $30.6 million based on the excess of the quoted market price of Old NTL’s common stock on the date of the modification of $12.05 per share over the exercise price per share. All options to purchase shares of Old NTL’s common stock were canceled on the Effective Date pursuant to the Plan.

15. Other Charges Including Restructuring Charges

Other charges of $3.5 million in 2002 are for the integration of acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. Other charges of $12.2 million in 2001 include restructuring charges of $6.8 million and costs of $5.4 million incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting.

Restructuring charges of $6.8 million for the year ended December 31, 2001 relates to Old NTL’s actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. These costs were for approximately 225 employees to be terminated, none of whom are still employed by the Company as of December 31, 2002.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

15. Other Charges Including Restructuring Charges (continued)

The following table summarizes the restructuring charges incurred and utilized in 2001 and 2002:

Employee
Severance
and Related Costs

Charged to expense	$6.8
Utilized	—

Balance, December 31, 2001	6.8
Utilized	(4.6)

Balance, December 31, 2002	$2.2

16. Income Taxes

Significant components of the provision/(benefit) for income taxes attributable to continuing operations consists of the following:

	Year Ended December 31,

	2002	2001	2000

		(in millions)
Current:
Federal	$(4.6)	$—	$—
State and local	1.3	—	0.2
Foreign	3.4	0.3	—

Total current	0.1	0.3	0.2

Deferred:
Foreign	(128.2)	(51.2)	(23.1)

Total deferred	(128.2)	(51.2)	(23.1)

	$(128.1)	$(50.9)	$(22.9)

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

16. Income Taxes (continued)

The Company’s deferred tax benefit relates primarily to operating loss carryforwards for which benefit was recognized to the extent of deferred tax liabilities. In addition, during the year ended December 31, 2002, Old NTL merged certain Swiss subsidiaries and identified additional tax losses within the merged entity, which allowed Old NTL to recognize a deferred tax benefit for tax losses to the extent that the tax losses offset existing deferred tax liabilities of the newly merged entity. The federal current benefit relates to utilization of operating losses to offset income from discontinued operations related to the sale of NTL Australia.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:

	December 31,

	2002	2001

	(in millions)
Deferred tax liabilities:
Intangibles	$15.9	$23.0
Fixed assets	135.5	139.4
Accounts receivable	74.3	—
Other	0.3	2.2

Total deferred tax liabilities	226.0	164.6
Deferred tax assets:
Net operating losses	788.1	208.4
Investment and other	103.9	59.7

Total deferred tax assets	892.0	268.1
Valuation allowance for deferred tax assets	(696.7)	(247.7)

Net deferred tax assets	195.3	20.4

Net deferred tax (assets) liabilities	$30.7	$144.2

At December 31, 2002, Old NTL had a valuation allowance against its deferred tax assets to the extent it was not more likely than not that such assets would be realized in the future.

At December 31, 2002, Old NTL had net operating loss carryforwards of approximately $400 million for U.S. federal income tax purposes that expire in varying amounts commencing in 2009. Old NTL also has Swiss net operating loss carryforwards of approximately $2.5 billion that expire in varying amounts commencing in 2008.

As discussed in Note 1, the Company emerged from Chapter 11 bankruptcy on January 10, 2003. A restructuring of the Company’s debt will give rise to cancellation of indebtedness income (“COD”) in 2003, which will be non-taxable since the debt cancellation is in connection with a bankruptcy reorganization. However, to the extent that such amount is excluded from U.S. taxable income, certain tax attributes are subject to reduction, including certain U.S. net operating loss carryforwards and U.S. capital loss carryforwards. The reduction of tax attributes should have no material impact on the Company’s financial statement position since the deferred tax assets related to these tax attributes are offset by a corresponding valuation allowance. Furthermore, the reorganization will cause an ownership change pursuant to Internal Revenue Code Section 382. Section 382 will severely limit the Company’s ability to utilize any remaining U.S. net operating loss carryforwards and may limit the Company’s ability to deduct any built-in losses recognized within the subsequent five-year period.

In 2002, the Internal Revenue Service completed its federal income tax audit of Old NTL for the years 1996, 1997 and 1998. The audit resulted in a reduction in U.S. net operating loss carryforwards that had no material impact on the Company.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

16. Income Taxes (continued)

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows:

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Expected tax expense/benefit at federal statutory rate (35%)	$(522.6)	$(846.8)	$(202.7)
Increase/(decrease) resulting from:
Non-deductible asset impairments	299.0	472.4	—
Foreign losses with no benefit	(3.3)	316.5	245.7
U.S. losses with no benefits	94.5	7.0	(66.0)
State and local income tax, net of federal benefit	1.3	—	.1
Other	3.0	—	—

	$(128.1)	$(50.9)	$(22.9)

17. Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets approximate fair value.

Marketable securities: The carrying amounts reported in the consolidated balance sheets approximate fair value.

Redeemable Preferred Stock: At December 31, 2001, the fair value of the now-canceled 13% redeemable preferred stock was based upon the quoted market value. At December 31, 2001, the fair value of the other two series of now-canceled redeemable preferred stock was estimated by reference to the fair value of the 13% redeemable preferred stock. At December 31, 2002, due to the Company’s bankruptcy, it was not possible to determine the fair values of the redeemable preferred stock by quoted market prices due to the lack of activity for these securities. Therefore, the fair values reflected in the table below represent the de minimis distribution value (including, for example, cash and new securities) which the holders of such securities received, upon the Company’s emergence from bankruptcy on January 10, 2003.

Long-term debt: The December 31, 2001 carrying amounts of the Old NTL bank credit facilities approximate their fair values. The fair values presented for the credit facilities at December 31, 2002, represent the values calculated in accordance with the application of fresh-start accounting, used in connection with the Company’s emergence from bankruptcy. The fair values of Old NTL’s other now-canceled debt at December 31, 2001 were based on their quoted market prices. At December 31, 2002, the fair value of the Convertible Notes, represents the approximate distribution value, which the holders of such debt received upon the Company’s emergence from bankruptcy on January 10, 2003.

The carrying amounts and fair values of Old NTL’s financial instruments are as follows:

	December 31, 2002		December 31, 2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

		(in millions)
Cash and cash equivalents	$277.5	$277.5	$228.3	$228.3
Marketable securities	17.3	17.3	—	—
Long-term debt:
5 3/4% Convertible Notes	1,200.0	250.8	1,200.0	132.0
5 3/4% Convertible Notes	100.0	26.1	100.0	29.0
Term loan facility	1,951.8	1,031.4	1,626.8	1,626.8
Revolving facility	762.7	403.0	527.2	527.2
Redeemable Preferred Stock:
13% Redeemable Preferred Stock	193.4	—	184.6	3.7
Variable Coupon Preferred Stock	502.5	—	477.9	7.2
6.5% Preferred Stock	98.4	—	89.5	1.3
5% Convertible Preferred Stock	2,077.3	—	2,029.1	30.5

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

18. Related Party Transactions

On the Effective Date, the Company entered into a Transitional Services Agreement with New NTL. Under the Transitional Services Agreement, New NTL has agreed to provide the Company with certain administrative and technical support for a limited period of time where its personnel had previously been providing support to the companies now comprised within the Company’s group of companies. New NTL has agreed to provide the Company with support if and when requested in the following areas: accounting, payroll and financial reporting support, technical and purchasing assistance to the Company’s Spanish business, access to New NTL’s internal legal and tax advisors with respect to historic matters and continued support in the management and monitoring of certain of the joint ventures in which the Company has investments. This agreement provides that New NTL’s employees shall, as appropriate, prioritize work performed for New NTL ahead of work performed on behalf of the Company.

In addition, under the Transitional Services Agreement, New NTL provides the services of five of its employees to the Company seconded on a full-time basis for a period of up to two years (at the Company’s option) and permits the Company and its group of companies to continue to use the “NTL” name for a period of up to one year, in the case of NTL Europe, and three years, in the case of certain other of its subsidiaries.

The Company pays New NTL pre-determined charges set out in the Transitional Services Agreement in respect of the services provided by New NTL and its subsidiaries under the agreement based on the amount of time spent by the relevant personnel in carrying out such work.

On September 28, 2001, NTL Communications Corp. loaned Old NTL $150.0 million in cash and received 15.0% Promissory Notes due September 30, 2004. Interest was payable monthly in cash at a rate of 15.0% per annum beginning on October 31, 2001. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, these notes were canceled.

On April 5, 2002, following receipt of the proceeds from the sale of NTL Australia, NTL Delaware loaned £90.0 million to NTL (UK) Group, Inc. Such loan was actually made (with the approval of the lenders under the UK credit facilities) to NTL (UK) Group, Inc. and then on-lent to certain subsidiaries of NTL (UK) Group, Inc. Interest on the note was at 23% per annum, compounded semiannually, and was payable, in cash, on the earlier of April 1, 2006 or the redemption date of the notes. In connection with the DIP facility, the current interest rate on this loan had been reduced from 23% per annum to 11% per annum. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, such debt was repaid.

Pursuant to the DIP facility, all funding needs of the debtors were funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement. Communications Cable Funding Corp. had entered into intercompany note agreements with Old NTL and NTL Delaware to evidence such transactions. The notes earned interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum increased incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, such debt in the amount of $69.3 million was repaid.

Certain former officers and directors of Old NTL were also officers and directors of ATX Communications, Inc. (“ATX”) (formerly known as CoreComm Holdco, Inc.). On April 12, 2001, Old NTL purchased $15.0 million of an unsecured convertible note from ATX and received warrants to purchase 770,000 shares of ATX common stock at an exercise price of $0.01 per share that expire in April 2011. In addition, concurrently with the note purchase and without additional compensation, Old NTL entered into a network and software agreement with ATX, which agreement is now with New NTL. Under the agreement, ATX will provide U.S. network for Internet traffic from New NTL’s UK customers for three years, as well as a royalty free license to use certain billing and provisioning software and know-how. Interest on the notes is at 10.75% per annum, payable semiannually beginning on October 15, 2001. The interest is payable in kind by the issuance of additional notes in such principal amount equal to the interest payment that is then due. The notes are convertible into ATX common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. Additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of ATX common stock for a specified period. Old NTL and ATX agreed to certain modifications to the conversion feature in connection with ATX’s recapitalization in December 2001.

Premium TV has entered into a number of agreements with New NTL, pursuant to which Premium TV receives certain operational services covering premises, connectivity, hosting, technology and other corporate volume purchasing benefits. Premium TV has a co-marketing agreement linked with New NTL’s broadband product and an agreement with New NTL where New NTL is able to exploit Premium TV’s pay per view rights.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

18. Related Party Transactions (continued)

In 1999, NTL Broadcast established two subsidiaries, located in Thailand and Malaysia. Following consummation of the Plan, the Company maintained ownership of the operations in Malaysia and Thailand through two companies, NTL Broadcast Sdn and NTL Broadcast (Thailand) Ltd. (together, “NTL Asia”). The two subsidiaries are managed as one business. Separately, New NTL maintains a branch office in Singapore. The Company’s subsidiaries rely on New NTL’s Singapore office for administration and other support services. The Company has entered into an agreement to jointly manage the business of NTL Asia with New NTL.

19. Shareholder’s Equity

The following description of the Company’s Capital Structure is that of NTL Europe, Inc. on a post reorganization basis.

Description of Capital Stock

The authorized capital stock of the Company consists of 60,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock.

Description of Common Stock

The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the Company’s stockholders and do not have cumulative voting rights in the election of directors. The holders of the Company’s Common Stock are not entitled to vote on any amendment to the Company’s charter that relates solely to the terms of one or more outstanding series of the Company’s preferred stock if the holders of the affected series of preferred stock are entitled, either separately or together with the holders of one or more other series of preferred stock, to vote thereon under the Company’s charter or under the Delaware General Corporation Law (the “DGCL”).

Generally, a majority of the votes cast at a meeting of stockholders by holders of shares entitled to vote on the proposal is required for stockholder action. However, the Company’s charter provides that the affirmative vote of the holders of at least two-thirds of the outstanding shares of the Company’s capital stock which by its terms may be voted on all matters submitted to stockholders of the Company generally, voting together as a single class, is required for stockholder action relating to (a) amendments to the by-laws and (b) the amendment or repeal of the provisions of the Company’s charter relating to (i) the classification of directors, (ii) the removal of directors, (iii) the prohibition on action by written consent of stockholders, (iv) special meetings of stockholders, (v) certain liabilities of directors, (vi) amendments to the by-laws, (vii) indemnification of directors and officers, (viii) the applicability of Section 203 of the DGCL to the Company and (ix) Article XIII of the Company’s charter which imposes these voting requirements. These voting requirements, as well as the classification of directors on the Company’s board of directors, the super-majority voting requirements applicable in the event of certain extraordinary corporate transactions and certain other provisions of the Company’s charter, as more fully described in the section herein relating to “Special Charter Provisions” may have the effect, alone or in combination with each other, of delaying, deferring or preventing a change in control of the Company.

Subject to all rights and preferences of holders of any outstanding shares of the preferred stock, holders of Common Stock are entitled to receive proportionately such dividends as may from time to time be declared by the board of directors out of funds legally available for the payment of dividends.

In the event of the Company’s liquidation, dissolution or winding up, holders of Common Stock would be entitled to share proportionately in all of the Company’s assets available for distribution to holders of Common Stock remaining after payment of liabilities and liquidation preference of any outstanding preferred stock. Holders of Common Stock have no preemptive rights and have no rights to convert their Common Stock into any other securities, and there are no redemption or sinking-fund provisions contained in the Company’s charter with respect to the Common Stock. There is no liability for further calls or for assessments by the Company.

The rights, preferences and privileges of holders of Common Stock may be adversely affected by the rights of the holders of shares of the Preferred Stock and any other series of preferred stock that may be issued in the future.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. Shareholder’s Equity (continued)

Description of Preferred Stock

The board of directors of the Company has the authority to issue preferred stock in one or more series and to fix as to any series of preferred stock the designation, title, voting powers and any other preferences, and relative, participating, optional or other special rights and qualifications, limitations or restrictions, without any further vote or action by stockholders of the Company.

The ability of the board of directors to issue one or more series of preferred stock provides increased flexibility in structuring possible future financings and acquisitions and in meeting other corporate needs which might arise. The authorized shares of the Preferred Stock, as well as shares of the Common Stock, are available for issuance without further action by stockholders, unless any action is required by applicable law or the rules of any exchange, automated quotation system or regulated quotation system on which the Company’s securities may be listed or quoted, as the case may be, or applicable rules of any self-regulatory organization. The board of directors of the Company will make any determination to issue the shares based on its judgment as to its best interests and the best interests of its stockholders. The board of directors of the Company, in so acting, could issue preferred stock having terms that could discourage an acquisition attempt or other transaction that some or a majority of the stockholders might believe to be in their best interests or in which stockholders might receive a premium for their shares over the then current market price of the Common Stock.

Description of the 10% Fixed Coupon Redeemable Preferred Stock

The Company’s charter authorizes the issuance of 8,000,000 shares of 10% Fixed Coupon Redeemable Preferred Stock par value $0.01 per share. Approximately 7,364,000 shares of the Preferred Stock were issued and outstanding on the Effective Date of the plan prior to the redemption of $25 million of liquidation preference of the Preferred Stock pursuant to the Plan. Immediately after such redemption, approximately $343 million of liquidation preference of the Preferred Stock remains outstanding, which is equal to approximately 6,864,000 shares of Preferred Stock.

Each share of the Fixed Coupon Redeemable Preferred Stock entitles its holder to receive cumulative dividends, when, as and if declared by the board of directors, out of funds legally available for the payment of dividends. With respect to those dividends, the Preferred Stock will rank:

•	senior to all classes of the Company’s Common Stock, the Company’s Series A Junior Participating Preferred Stock and to each other class of capital stock or series of preferred stock that are designated to rank junior to the Preferred Stock;

•	junior to all classes of preferred stock that are designated to rank senior to the Preferred Stock; and

•	equal to all classes of preferred stock that are designated to rank equally with the Preferred Stock.

Dividends are payable at the semi-annual rate of $2.50 per share (subject to adjustment for stock splits, stock dividends, combinations, recapitalizations or other similar transactions) payable by the Company in cash. Dividends on the Preferred Stock are payable on a pro rata basis with respect to shares of the Preferred Stock in arrears on June 30 and December 31 of each year (commencing on June 30, 2003) and are cumulative from the date of issue whether or not they have been declared and whether or not there are profits, surplus or other funds legally available for the payment of such dividends.

Dividends on the Preferred Stock are payable to holders of record as they appear on the Company’s stock register on the applicable record dates fixed by the board of directors, which record dates will be the fifteenth (15th) day preceding the payment dates thereof. Dividends payable on the Preferred Stock for any period less than a full dividend period will accrue daily and be computed on the basis of a 360-day year of twelve (12) thirty (30) day months and the actual number of days elapsed in the period for which such dividends are payable. No interest, or sum of money in lieu of interest, will be payable in respect of any dividend payment or payments which may be in arrears.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. Shareholder’s Equity (continued)

No dividends or distributions may be declared, made, paid or set apart for payment upon any of the Company’s stock ranking on parity with the Preferred Stock, nor may any stock ranking on parity with the Preferred Stock be redeemed, purchased or otherwise acquired for any consideration (or any monies paid to or made available for a sinking fund for the redemption of any parity securities) by the Company (except by conversion into or exchange for the Company’s stock ranking on parity with the Preferred Stock) unless, in each case: (i) full cumulative dividends on all outstanding shares of the Preferred Stock have been paid or set apart for payment for all dividend payment periods terminating on or prior to the date of the declaration, payment, redemption, purchase or other acquisition and (ii) the Company is not in default with respect to any obligation to redeem the Preferred Stock. Notwithstanding the foregoing, if the Company is not in default with respect to any redemption of shares of the Preferred Stock, dividends may be declared and paid or set apart for payment on shares of parity securities if, dividends declared upon shares of the Preferred Stock and all dividends declared upon any parity securities are declared ratably in proportion to the respective amounts of dividends accumulated and unpaid on the Preferred Stock and accumulated and unpaid on such parity securities.

No dividends or distributions (other than (i) Stockholder Rights issued pursuant to the Company’s Stockholder Rights Agreement and (ii) dividends or distributions paid in shares of, or options, warrants or rights to subscribe for or purchase shares of, junior securities) may be declared, made, paid or set apart for payment upon any stock ranking junior to the Preferred Stock, nor may any stock ranking junior to the Preferred Stock be redeemed, purchased or otherwise acquired (other than a redemption, purchase, or other acquisition of (A) shares of Common Stock made for purposes of an employee incentive or benefit plan of the Company or any subsidiary of the Company or (B) securities ranking junior to the Preferred Stock paid in shares of, or options, warrants or rights to subscribe for or purchase shares of, junior securities) for any consideration (or any monies paid to or made available for a sinking fund for the redemption of any junior securities) by us, except by conversion into or exchange for the Company’s stock ranking junior to the Preferred Stock.

The Company’s ability to declare and pay dividends may be affected by the fact that the Company is a holding company with no independent operations or significant assets other than the Company’s investments in and advances to the Company’s subsidiaries and affiliated joint ventures. The Company depends upon the receipt of sufficient funds from the Company’s subsidiaries and affiliated joint ventures to meet the Company’s obligations. The Company’s ability to declare and pay dividends may be limited by applicable law and the terms of the documents governing any of the Company’s future borrowings and other indebtedness, or the future borrowings and other indebtedness of any of the Company’s subsidiaries or affiliated joint ventures. In addition, a Preferred Stockholder’s right to receive dividends on or in respect of the Preferred Stock may be adversely affected in the event of a bankruptcy of any of the Company’s subsidiaries or affiliated joint ventures. Following the liquidation of one of the Company’s subsidiaries or joint ventures, the creditors of that subsidiary or joint venture are generally entitled to be paid in full before the Company is entitled to a distribution of any assets in the liquidation, which may result in us receiving little, if any, value from the Company’s investment.

Upon the Company’s voluntary or involuntary dissolution, liquidation or winding up, the holders of Preferred Stock is entitled to be paid out of the assets available for distribution to the Company’s stockholders, after payment of the debts and other liabilities of the Company and payment of any liquidation values of any securities senior in liquidation rights to the Preferred Stock, and before any payment or distribution is made to holders of the Common Stock or any other class or series of stock of the Company ranking junior to the Preferred Stock, the stated liquidation preference per share of $50.00, plus accumulated and unpaid dividends, if any, with respect to each share.

If, upon any liquidation, dissolution or winding up of the Company, the remaining assets available for distribution are insufficient to pay the holders of the Preferred Stock and all other securities ranking equally with the Preferred Stock with respect to liquidation the full amount to which they are entitled, the holders of Preferred Stock will share those remaining assets ratably, together with the holders of the securities ranking equally with the Preferred Stock. Following the payment of the liquidation value in full with respect to each share of Preferred Stock, no additional distributions will be made to the holders of the Preferred Stock. Neither the sale of all or substantially all of the Company’s assets (including its subsidiaries’ assets), nor the Company’s merger or consolidation into or with any other corporation, will be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, of the Company.

Except as otherwise provided below or as otherwise provided by applicable law, holders of Preferred Stock are not entitled to vote on matters brought before the Company’s stockholders, including the election of directors.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. Shareholder’s Equity (continued)

Without the consent of the holders of at least a majority in liquidation preference of the shares of Preferred Stock then outstanding, the Company may not (i) issue any additional Preferred Stock; (ii) authorize, create or issue any shares of parity securities or senior securities; (iii) increase the authorized amount of Preferred Stock or any class or series of parity securities or senior securities or (iv) amend, alter or appeal any provision of the Company’s charter so as to adversely affect the relative preferences, rights or powers of any outstanding Preferred Stock, except that the Company may issue parity securities or senior securities to refinance, redeem or refund the Preferred Stock subject to certain restrictions set forth in the Company’s charter.

If either (i) the Company fails to discharge its mandatory redemption obligations with respect to shares of Preferred Stock in full or (ii) either voluntary or involuntary bankruptcy proceedings are commenced in respect of the Company (any event described in subclauses (i) or (ii) being referred to herein as a “Trigger Event”), a vote of the holders of the shares of Preferred Stock, voting together as a single class, will be required on all matters brought before the stockholders of the Company. In addition, upon the occurrence of any Trigger Event, the board of directors will be increased by two members and the holders of shares of Preferred Stock, together with the holders of any other class or series of Preferred Stock with like rights, will vote to elect the two additional directors. These additional voting rights and the right to elect directors will cease to exist upon the cure of the Trigger Event which triggered such rights, but subject to the same vesting of such rights if any Trigger Event subsequently occurs.

In the event the Company consummates any transaction constituting an asset sale under the terms of the Company’s charter, including but not limited to (i) any sale, transfer, conveyance or other disposition for value of any assets of the Company or any subsidiary other than in the ordinary course of business or (ii) any issuance, sale, transfer, conveyance or other disposition for value of equity interests of the Company’s subsidiaries (subject to exception for any such dispositions to the Company, any subsidiary of the Company or in exchange for capital contributions), to the extent the Company has funds legally available for such redemption payment, the Company must apply the net proceeds of any such asset sale to redeem any or all outstanding shares of Preferred Stock, on a pro rata basis at a price equal to $50.00 per share, plus accrued and unpaid dividends, if any, payable in cash. Under the Company’s charter, the Company is required to give notice to the holders of Preferred Stock not less than 15 days prior to the scheduled consummation of the asset sale giving rise to such redemption.

If the Company has not redeemed all outstanding shares of 10% Fixed Coupon Redeemable Preferred Stock by January 10, 2023 (the “Mandatory Redemption Date”), to the extent the Company has funds legally available for such redemption payment, the Company must redeem all outstanding shares of Preferred Stock on the Mandatory Redemption Date at a price equal to $50.00 per share, plus accrued and unpaid dividends, if any, payable in cash.

The Company may redeem the Preferred Stock at any time from the date of issue to the business day immediately preceding the Mandatory Redemption Date, out of funds legally available for such redemption payment, on a pro rata basis at a price equal to $50.00 per share, plus accrued and unpaid dividends, if any, payable in cash. The Company may not purchase, redeem or otherwise acquire for value any shares of Preferred Stock in this manner unless (x) full cumulative dividends have been paid or contemporaneously are declared and paid or set apart for payment for all dividend periods for the Preferred Stock and for any parity securities terminating on or prior to the applicable redemption date or (y) shares of Preferred Stock are redeemed pro rata.

If, and so long as, any mandatory redemption obligation with respect to shares of Preferred Stock is not fully discharged, the Company may not (1) directly or indirectly, redeem, purchase, or otherwise acquire any parity security or discharge any mandatory or optional redemption, sinking fund or other similar obligation in respect of any parity securities (except in connection with a redemption, sinking fund or other similar obligation to be satisfied with junior securities or satisfied pro rata with shares of 10% Fixed Coupon Redeemable Preferred Stock), or (2) declare or make any distribution of junior securities (other than (A) any Stockholder Rights and (B) dividends or distributions paid in shares of, or options, warrants or rights to subscribe for or purchase shares of, junior securities), or discharge any mandatory or optional redemption, sinking fund or other similar obligation in respect of junior securities (other than a redemption, sinking fund or other similar obligation in respect of junior securities (I) paid in shares of, or options, warrants or other rights to subscribe for or purchase shares of, junior securities or (II) by conversion into or exchange for junior securities).

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. Shareholder’s Equity (continued)

Holders of the Preferred Stock have no preemptive rights and have no rights to convert their Preferred Stock into any other securities. There are no sinking-fund provisions contained in the Company’s charter with respect to the Preferred Stock. There is no liability for further calls or for assessments by the Company. The holders of a majority in liquidation preference of the outstanding shares of Preferred Stock consenting or voting as a separate class, as the case may be, may waive compliance with any provision of Part C of Article IV of the Company’s charter.

Description of the Company’s Series A Junior Participating Preferred Stock

In connection with the adoption of the Company’s Stockholder Rights Agreement, which is described below, the Company’s board of directors has designated and reserved for issuance a total of one-hundred thousand (100,000) shares of the Company’s Series A Junior Participating Preferred Stock, par value $0.01 per share (“Series A Junior Participating Preferred Stock”). When issued and paid for in accordance with the Stockholder Rights Agreement, the Series A Junior Participating Preferred Stock will be fully paid and nonassessable. The Company will appoint a transfer agent for the Series A Junior Participating Preferred Stock if and when any shares are issued.

Each share of Series A Junior Participating Preferred Stock will entitle its holder to receive dividends out of the Company’s funds legally available for the payment of dividends when, as and if declared by the Company’s board of directors. With respect to those dividends, the Series A Junior Participating Preferred Stock will rank:

•	senior to all classes of the Common Stock and to each other class of capital stock or series of the Company’s preferred stock that are designated to rank junior to the Series A Junior Participating Preferred Stock;

•	junior to the Preferred Stock and all classes of the Company’s preferred stock that are designated to rank senior to the Series A Junior Participating Preferred Stock; and

•	equal to all classes of the Company’s preferred stock that are designated to rank equally with the Series A Junior Participating Preferred Stock.

Dividends are payable quarterly in cash on the fifteenth day of March, June, September and December of each year, in an amount per share (subject to adjustment for a stock dividend on, or a subdivision or combination of, the Company’s Common Stock) equal to the greater of:

•	$10.00; and

•	1,000 times the aggregate amount per share of all dividends declared on the Common Stock since the immediately preceding dividend payment date.

Upon the Company’s liquidation, dissolution or winding up, the holders of outstanding shares of Series A Junior Participating Preferred Stock will be entitled to be paid out of the assets available for distribution to the Company’s stockholders after payment of any liquidation values of any securities senior in liquidation rights to the Series A Junior Participating Preferred Stock. After payment of the liquidation values of senior securities, the holders of the Series A Junior Participating Preferred Stock will be entitled to receive (subject to adjustment for a stock dividend on, or a subdivision or combination or consolidation of, the Company’s Common Stock) the greater of (x) $1,000.00 for each share of Series A Junior Participating Preferred Stock they hold, plus any accrued and unpaid dividends or distributions on those shares and (y) the aggregate amount per share equal to 1,000 times the aggregate amount to be distributed per share to holders of the Common Stock. If, upon any liquidation, dissolution or winding up of the Company, the remaining assets available for distribution are insufficient to pay the holders of the Series A Junior Participating Preferred Stock and all other securities ranking equally with the Series A Junior Participating Preferred Stock with respect to liquidation the full amount to which they are entitled, the holders of Series A Junior Participating Preferred Stock will share those remaining assets ratably, together with the holders of the securities ranking equally with the Series A Junior Participating Preferred Stock. Following the payment of the liquidation value in full with respect to each share of Series A Junior Participating Preferred Stock, no additional distributions will be made to the holders of the Series A Junior Participating Preferred Stock.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. Shareholder’s Equity (continued)

Subject to adjustment for a stock dividend on, or a subdivision or combination of, the Common Stock, each share of Series A Junior Participating Preferred Stock will entitle the holder to 1,000 votes on all matters submitted to a vote of holders of the Common Stock. The holders of the Series A Junior Participating Preferred Stock will vote together as a single class with the holders of the Common Stock.

If dividends on the Series A Junior Participating Preferred Stock are in arrears in an amount equal to six quarterly dividends, whether or not consecutive, all holders of the Company’s preferred stock which have such provision in the Company’s charter governing their terms, including holders of the Series A Junior Participating Preferred Stock, whose dividends are in arrears with respect to six quarterly periods will, voting as a single class, be entitled to elect two new directors to the Company’s board of directors. The directors will serve until successors to them have been elected or until dividends on the Series A Junior Participating Preferred Stock are no longer in arrears.

The Series A Junior Participating Preferred Stock will not be redeemable. The Series A Junior Participating Preferred Stock will not be convertible.

Stockholder Rights Agreement

Upon issuance, each share of Common Stock (whether originally issued or from the Company’s treasury) will be accompanied by a Stockholder Right. Each Stockholder Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at the Stockholder Rights purchase price, subject to adjustment pursuant to the terms of the Stockholder Rights Agreement.

The Stockholder Rights Agreement is intended to encourage a potential acquirer to negotiate directly with the Company’s board of directors, but may have anti-takeover effects. The Stockholder Rights Agreement could cause substantial dilution to a person or group that acquires a substantial interest in us without the prior approval of the Company’s board of directors. The effect of the Stockholder Rights may be to delay, defer or prevent a change in control of the Company (including through a third party tender offer at a price which reflects a premium to then prevailing trading prices) that may be beneficial to the Company’s stockholders.

Initially, the Stockholder Rights are attached to all Common Stock certificates representing shares then outstanding, and no separate Stockholder Rights certificates will be distributed. Subject to some exceptions specified in the Stockholder Rights Agreement, the Stockholder Rights will separate from the Common Stock upon the earlier of (i) the close of business on the day of a public announcement that (a) a person has entered into an agreement or arrangement with the Company or any subsidiary of the Company providing for an acquisition transaction or (b) a person or group of affiliated or associated persons, other than the Company, its subsidiaries or certain persons exempted by the board of directors and the Creditors’ Committee as of the effective date of the Plan, has become an “Acquiring Person” by (1) becoming an “Adverse Person” in the judgment of the board of directors of the Company or (2) acquiring beneficial ownership of 15% or more of the outstanding shares of Common Stock other than as a result of (w) repurchases of stock by the Company, (x) participation in a dividend reinvestment, stock option or similar plan, (y) certain acquisitions of shares of Common Stock from the Company, or (z) certain inadvertent actions by institutional or certain other stockholders (each of the events described in clauses (i)(a) and (i)(b) above, the “Stock Acquisition Date”), and (ii) 10 business days (or such later date as the Company’s board of directors will determine) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person.

The Stock Acquisition Date could occur as early as the effective date of the Plan. The earlier to occur of the events in the preceding paragraph to occur is referred to as the “Stockholder Rights Distribution Date,” although in any event the separation of the Stockholder Rights from the Common Stock will not occur prior to the effective date of the Plan.

Until the Stockholder Rights Distribution Date, (1) the Stockholder Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such Common Stock certificates, (2) Common Stock certificates will contain a legend incorporating the Stockholder Rights Agreement by reference and (3) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Stockholder Rights associated with the Common Stock represented by such certificate. Pursuant to the Stockholder Rights Agreement, the Company reserves the right to require prior to the occurrence of a Stockholder Rights Triggering Event (as defined below) that, upon any exercise of Stockholder Rights, a number of Stockholder Rights be exercised so that only whole shares of Stockholder Rights preferred stock will be issued.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. Shareholder’s Equity (continued)

The Stockholder Rights are not exercisable until the Stockholder Rights Distribution Date and expire at 5:00 p.m., New York City time, on January 10, 2013 unless such date is extended or the Stockholder Rights are earlier redeemed or exchanged by the Company as described below.

As soon as practicable after the Stockholder Rights Distribution Date, Stockholder Rights certificates will be mailed to holders of record of the Common Stock as of the close of business on the Stockholder Rights Distribution Date and, thereafter, the separate Stockholder Rights certificates alone will represent the Stockholder Rights. Only shares of Common Stock issued prior to the Stockholder Rights Distribution Date will be issued with Stockholder Rights.

In the event that a person becomes an Acquiring Person, except pursuant to an offer for all outstanding shares of Common Stock that the independent directors determine to be fair and not inadequate and to be otherwise in the best interests of the Company and its stockholders, after receiving advice from one or more investment banking firms of national standing (a “Qualifying Offer”), each holder of a Stockholder Right will thereafter have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the Stockholder Right. Notwithstanding any of the foregoing, following the occurrence of the event set forth in this paragraph, all Stockholder Rights that are, or (under certain circumstances specified in the Stockholder Rights Agreement) were, beneficially owned by any Acquiring Person will be null and void. However, Stockholder Rights are not exercisable following the occurrence of the event set forth above until such time as the Stockholder Rights are no longer redeemable by the Company as set forth below.

In the event that, at any time after a Stock Acquisition Date, the Company (1) engages in a merger or other business combination transaction in which the Company is not the surviving corporation other than in a Qualifying Offer, (2) the Company engages in a merger or other business combination transaction in which the Company is the surviving corporation and any shares of Common Stock are changed into or exchanged for other securities or assets other than in a Qualifying Offer or (3) 50% or more of the assets, cash flow or earning power of the Company and its subsidiaries (taken as a whole) are sold or transferred so that each holder of a Stockholder Right (except as noted below) will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Stockholder Right, that number of shares of common stock of the acquiring company that at the time of such transaction would have a market value (determined as provided in the Stockholder Rights Agreement) of two times the exercise price of the Stockholder Right. The events set forth in this paragraph and in the preceding paragraph are referred to as the “Stockholder Rights Triggering Events.”

At any time until a person becomes an Acquiring Person other than in connection with a Qualifying Offer, the board of directors of the Company may redeem the Stockholder Rights in whole, but not in part, at a price of $0.01 per Stockholder Right (the “Stockholder Rights Redemption Price”), payable in cash, Common Stock or other consideration deemed appropriate by the board of directors of the Company. In addition, the board of directors of the Company may, at any time after a person becomes an Acquiring Person other than in connection with a Qualifying Offer and after any period during which the holder of Stockholder Rights may exercise such Stockholder Rights expires, but prior to any Stockholder Rights Triggering Event, redeem all but not less than all of the then outstanding Stockholder Rights at the Stockholder Rights Redemption Price (x) in connection with any merger, consolidation or sale or other transfer (in one transaction or in a series of related transactions) of assets, cash flow or earning power aggregating more than 50% of the assets or earning power of the Company and its subsidiaries (taken as a whole), in which all holders of shares of Common Stock are treated alike and not involving (other than as a holder of Common Stock being treated like all other such holders) an Acquiring Person or any affiliate or associate of an Acquiring Person or (y)(1) if and for so long as the Acquiring Person is not thereafter the beneficial owner of 15% of the shares of Common Stock and (2) at the time of redemption, no other persons are Acquiring Persons. Immediately upon the action of the board of directors of the Company electing to redeem the Stockholder Rights, the Stockholder Rights will terminate and the only right of the holders of Stockholder Rights will be to receive the Stockholder Rights Redemption Price.

At any time after a person becomes an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding shares of Common Stock, the board of directors of the Company may exchange the Stockholder Rights (other than Stockholder Rights owned by such person or group that have become void), in whole or in part, for Common Stock at an exchange ratio of one share of Common Stock, or one one-thousandth of a share of Stockholder Rights Preferred Stock (or of a share of a class or series of the Company preferred stock having equivalent rights, preferences and privileges), per Stockholder Right subject to adjustment.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. Shareholder’s Equity (continued)

Until a Stockholder Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. While the distribution of the Stockholder Rights should not be taxable to holders of Common Stock or to the Company, the Company stockholders may, depending upon the circumstances, recognize taxable income in the event that the Stockholder Rights become exercisable for Common Stock or other consideration of the Company or for common stock of the acquiring company or in the event of the redemption of the Stockholder Rights as set forth above.

Any of the provisions of the Stockholder Rights Agreement may be amended by the board of directors of the Company prior to the Stockholder Rights Distribution Date. After the Stockholder Rights Distribution Date, the provisions of the Stockholder Rights Agreement may be amended by the board of directors of the Company in order to cure any ambiguity, to make changes that do not adversely affect the interests of holders of Stockholder Rights, or to shorten or lengthen any time period under the Stockholder Rights Agreement, except that the Stockholder Rights Agreement may not be supplemented or amended to lengthen (1) a time period relating to when the Stockholder Rights may be redeemed at such time as when the Stockholder Rights are not then redeemable or (2) any other time period unless any such lengthening is for the purpose of protecting, enhancing or clarifying the rights of, and/or the benefits to, the holders of Stockholder Rights under the Stockholder Rights Agreement. The foregoing notwithstanding, no amendment may be made to the Stockholder Rights Agreement at a time when the Stockholder Rights are not redeemable, except to cure any ambiguity or correct or supplement any provision contained in the Stockholder Rights Agreement that may be defective or inconsistent with any other provision therein.

The following description of Old NTL’s Capital Structure is that of NTL Incorporated, and relates to periods, prior to January 10, 2003.

Stock Splits

In January 2000, Old NTL declared a 5-for-4 stock split by way of a stock dividend with respect to its now canceled common stock. The record date for this dividend was January 31, 2000 and the payment date was February 3, 2000. Common stock amounts in the notes to consolidated financial statements and all per share data have been adjusted to reflect the stock splits.

Sales of Preferred Stock and Common Stock

In May 2000, in connection with the acquisition of certain assets of Cable & Wireless Communications plc, France Telecom paid £1,555.6 million ($2,327.6 million) for 42.2 million shares of Old NTL’s common stock and £1,244.4 million ($1,862.0 million) for 2.0 million shares of Old NTL’s now canceled 5% Cumulative Participating Convertible Preferred Stock.

Series Preferred Stock

In December 1998, Old NTL issued 52,000 shares of its now canceled 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series B (the “Series B Preferred Stock”) in connection with an acquisition. Each share of Series B Preferred Stock had a stated value of $1,000. Cumulative dividends accrued at 9.9% of the stated value per share. Dividends were payable when and if declared by the Board of Directors. In June 2000, all of the outstanding shares of the Series B Preferred Stock were converted into 903,000 shares of Old NTL’s common stock.

The now canceled 5% Cumulative Participating Convertible Preferred Stock (“5% Preferred Stock”) had a stated value of $1,000 per share, was convertible into common stock at a conversion price of $80 per share and was redeemable ten years from the issue date, at Old NTL’s option, for cash, shares of common stock or a combination of both. The 5% Preferred Stock was redeemable by Old NTL on the earlier of seven years from the issue date or the date that is both four years from the issue date and after Old NTL’s common stock has traded above $96 per share for 25 consecutive trading days. Dividends were payable quarterly at Old NTL’s option in cash, common stock or additional shares of 5% Preferred Stock. As of December 31, 2002, Old NTL had accrued $304.5 million for dividends and had issued approximately 213,000 shares for $213.0 million of such accrued dividends.

At December 31, 2002 and 2001, the 5% Preferred Stock would have been convertible into an aggregate of 39.5 million shares and 37.0 million shares of Old NTL’s common stock, respectively.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. Shareholder’s Equity (continued)

The changes in the number of shares of Series Preferred Stock, excluding the Redeemable Preferred Stock, were as follows:

	9.9%
	Series B	5.25%	5%

Balance, December 31, 1999	52,000	525,000	755,000
Issued for cash	—	—	2,000,000
Issued for dividends	—	3,000	103,000
Conversion into common stock	(52,000)	(528,000)	—

Balance, December 31, 2000	—	—	2,858,000
Issued for dividends	—	—	105,000

Balance, December 31, 2001 and 2002	—	—	2,963,000

Warrants

Old NTL had the following now canceled warrants outstanding as of December 31, 2002: (a) warrants to purchase an aggregate of 243,000 shares of common stock at $15.22 per share issued in 1996 that expire in 2006 (256,000 were originally issued), (b) warrants to purchase an aggregate of 997,000 shares of common stock at $27.77 per share issued in 1998 that expire in 2008 (1,197,000 were originally issued) and (c) warrants to purchase an aggregate of 1,875,000 shares of common stock at $53.76 per share issued in 1999 that expire in 2004 (1,875,000 were originally issued). These warrants were canceled on the Effective Date pursuant to the Plan.

Stock Options

All of Old NTL’s outstanding stock options were canceled on the Effective Date pursuant to the Plan. The stock option plans described below covered certain of the Company’s employees, as well as employees of the discontinued operations.

There were 335,000 shares and 2,733,000 shares of common stock reserved for issuance under the 1991 Stock Option Plan and the 1993 Stock Option Plan, respectively. These plans provided that incentive stock options (“ISOs”) would be granted at the fair market value of Old NTL’s common stock on the date of grant, and nonqualified stock options (“NQSOs”) would be granted at not less than 85% of the fair market value of Old NTL’s common stock on the date of grant. Options were exercisable as to 20% of the shares subject thereto on the date of grant and became exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remained an employee of Old NTL. Options expired ten years after the date of the grant.

There were 16,000 shares and 67,000 shares of common stock reserved for issuance under 1991 and 1993 Non-Employee Director Stock Option Plans, respectively. Under the terms of these plans, options would be granted to members of the Board of Directors who were not employees of Old NTL or any of its affiliates. These plans provided that all options would be granted at the fair market value of Old NTL’s common stock on the date of grant, and options would expire ten years after the date of the grant. Options were exercisable as to 20% of the shares subject thereto on the date of grant and became exercisable as to an additional 20% of the shares subject thereto on each subsequent anniversary of the grant date while the optionee remained a director of Old NTL. Options expired ten years after the date of the grant.

There were 19,684,000 shares of common stock reserved for issuance under the 1998 Non-Qualified Stock Option Plan. The exercise price of a NQSO would have been determined by the Compensation and Option Committee. Options were generally exercisable ratably over five to ten years while the optionee remained an employee of Old NTL. Options expired ten years after the date of the grant.

In December 2000, the Board of Directors of Old NTL approved the rescission of the exercise of ISOs for 156,000 shares of Old NTL’s common stock, and Old NTL returned cash of $1.1 million. The rescission was accounted for as a modification of the original options that resulted in a new measurement date. On the new measurement date, Old NTL recognized no compensation expense.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. Shareholder’s Equity (continued)

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if Old NTL had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rates of 4.47%, 4.47% and 5.30%, respectively, dividend yield of 0%, volatility factor of the expected market price of Old NTL’s common stock of .702, .702 and .385, respectively, and a weighted-average expected life of the option of 10 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Old NTL’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effects of applying SFAS No. 123 on pro forma disclosures of net loss and net loss per share for the years ended December 31, 2002, 2001 and 2000 are not likely to be representative of the pro forma effects on net loss and net loss per share in future years. Following is Old NTL’s pro forma information:

	Year Ended December 31,

	2002	2001	2000

	(in millions, except per share amounts)
Net (loss)	$(3,454.9)	$(14,241.3)	$(2,963.7)
Pro forma net (loss)	$(3,719.2)	$(14,509.6)	$(3,219.5)
Basic and diluted net (loss) per share	(13.02)	(52.78)	(14.54)
Basic and diluted pro forma net (loss) per share	(13.97)	(53.75)	(15.72)

A summary of Old NTL’s stock option activity and related information for the years ended December 31 follows:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

	(in millions)		(in millions)		(in millions)
Outstanding — beginning of year	71.9	$36.13	61.4	$41.52	29.2	$24.60
Granted	—	—	14.3	12.55	34.8	54.90
Exercised	—	—	(1.1)	11.93	(2.1)	17.13
Forfeited	(3.7)	39.09	(2.7)	42.46	(0.5)	83.31

Outstanding — end of year	68.2	$36.06	71.9	$36.13	61.4	$41.52

Exercisable at end of year	34.3	$30.37	24.7	$27.50	16.3	$21.82

Weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2002, 2001 and 2000 is $5.69, $5.69 and $32.19 respectively.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. Shareholder’s Equity (continued)

The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2002:

	Stock Options Outstanding			Stock Options Exercisable

		Weighted-	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

	(in millions)			(in millions)
$0.35 to $9.36	4.4	3.1 Years	$5.434	4.3	$5.434
$10.00 to $18.40	14.8	4.2 Years	$11.136	8.0	$12.082
$19.86 to $27.84	12.9	6.6 Years	$23.395	8.2	$23.305
$28.06 to $35.64	0.6	6.3 Years	$30.372	0.5	$30.477
$36.12 to $40.19	0.8	7.2 Years	$38.823	0.5	$38.629
$42.44 to $47.44	13.0	7.4 Years	$44.437	4.5	$44.397
$48.38 to $53.76	4.6	6.6 Years	$50.383	3.2	$50.400
$57.60 to $63.63	16.6	6.8 Years	$63.409	4.7	$62.986
$68.20 to $75.56	0.1	7.1 Years	$75.413	0.1	$75.401
$91.13 to $97.50	0.4	7.1 Years	$93.713	0.3	$93.713

Total	68.2			34.3

As of December 31, 2002, Old NTL had 171.8 million shares of its common stock reserved for issuance upon the exercise of warrants and stock options and the conversion of debt and preferred stock, all of which have now been canceled.

20. Employee Benefit Plans

Cablecom operates a defined benefit pension plan in Switzerland. The assets of the Plan are held separately from those of the Company and are invested in specialized portfolios under the management of an investment group. The pension cost is calculated using the attained age method.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

20. Employee Benefit Plans (continued)

At December 31, 2002, the projected benefit obligations of Old NTL’s defined benefit pension plans exceeded the fair value of the plan assets by $44.5 million. The projected benefit obligations, accumulated benefit obligations and fair value of plan assets were $156.4 million, $125.1 million and $112.0 million, respectively, at December 31, 2002.

	Year Ended
	December 31,

	2002	2001

	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$145.7	$122.2
Disposition	(21.8)	—
Service cost	7.4	7.4
Interest cost	6.3	5.5
Actuarial losses (gains)	10.3	12.4
Benefits paid	(4.2)	(3.1)
Foreign currency exchange rate changes	12.7	1.2

Benefit obligation at end of year	$156.4	$145.6

Change in plan assets
Fair value of plan assets at beginning of year	$142.3	$151.0
Disposition	(15.8)	—
Actual return on plan assets	(30.9)	(15.0)
Company contributions	4.7	4.5
Plan participants’ contributions	3.5	3.4
Benefits paid	(4.2)	(3.1)
Foreign currency exchange rates changes	12.4	1.5

Fair value of plan assets at end of year	$112.0	$142.3

Funded status of the plan	$(44.5)	$(3.4)
Unrecognized net actuarial (gains) losses	61.3	17.8
Unrecognized transition obligation	0.5	0.8

Net amount recognized	$17.3	$15.2

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$16.8	$14.4
Accrued benefit liability	(30.5)	—
Intangible asset	1.0	0.8
Accumulated other comprehensive loss	30.0	—

Net amount recognized	$17.3	$15.2

	Year Ended December 31,

	2002	2001

Actuarial assumptions:
Discount rate	4.00%	4.50%
Rate of compensation increase	1.00%	2.00%
Expected long-term rate of return on plan assets	4.00%	5.50%

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

20. Employee Benefit Plans (continued)

The components of net pension costs are as follows:

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Service cost	$7.4	$7.4	$6.1
Interest cost	6.3	5.5	5.5
Expected return on plan assets	(6.3)	(8.7)	(13.7)
Plan participants’ contributions	(3.5)	(3.4)	(2.8)
Net amortization and deferral	—	(0.5)	4.0

	$3.9	$0.3	$(0.9)

21. Leases

Future minimum annual payments at December 31, 2002 are as follows (in millions). The table reflects Old NTL’s contractual obligations.

Operating
Leases

Year ending December 31:
2003	$4.8
2004	5.1
2005	5.1
2006	5.3
2007	5.5
Thereafter	6.9

Total minimum lease payments	$32.7

Leases for buildings, office space and equipment extend through 2019. Total rental expense for the years ended December 31, 2002, 2001 and 2000 under operating leases was $7.0 million, $16.4 million and $10.0 million, respectively.

22. Commitments and Contingent Liabilities

At December 31, 2002, Old NTL was committed to pay approximately $121.8 million for equipment and services and for investments in and loans to affiliates. This amount included approximately $48.7 million for operations and other commitments from January 1, 2004 to 2013. The aggregate amount of the fixed and determinable portion of these obligations for the succeeding fiscal years is as follows (in millions):

Year Ending December 31:

2003	$73.1
2004	9.2
2005	9.2
2006	1.4
2007	1.4

$94.3

The Company is involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

22. Commitments and Contingent Liabilities (continued)

Morgan Stanley

In connection with the bar date for filing of securities laws claims against the debtors pursuant to an order of the bankruptcy court, proofs of claim were filed against Old NTL, NTL Delaware and NTL Communications by Morgan Stanley Senior Funding Inc. for $11.4 million. These claims were asserted by Morgan Stanley Senior Funding Inc. in respect of alleged unpaid financing fees for commitments of capital made in 1999. The Company believes it has meritorious defenses to these claims and on May 8, 2003 filed an objection to these claims. At this time, the Company cannot predict the outcome of these claims.

B2 (Bredband) AG

On April 15, 2002, a funding request for approximately $20 million was received by Old NTL under the terms of the investment agreement relating to Old NTL’s investment in B2. Old NTL informed B2 and the other principal investors that it was not in a position to comply with the request for funding. The B2 investment agreement provides that if Old NTL fails to provide such funding, it may be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ agreement including its interest in B2.

On October 4, 2002, Old NTL filed a motion with the bankruptcy court to reject the B2 investment agreement and shareholders’ agreement under section 365 of the bankruptcy code, and the bankruptcy court subsequently authorized Old NTL’s rejection of the agreements. On November 8, 2002, B2 and the other principal shareholders filed proofs of claim with the bankruptcy court asserting their right to recover: (1) approximately $20 million from Old NTL in respect of the unpaid funding request; (2) unspecified damages for Old NTL’s failure to perform under the relevant agreements; and (3) unspecified costs and expenses incurred in the exercise of their remedies under the agreements, and reserved their other rights to avail themselves of any remedies under the agreements.

On April 30, 2003, NTL Delaware, together with its subsidiaries NTL Sweden SPV Inc. and Nogenta Swedish Acquisition Holding B.V., entered into an agreement with B2 and the other principal shareholders of B2 relating to, among other things, the transfer of the Company’s securities in B2. Under the agreement, the NTL Europe parties have agreed to transfer their interest in B2 to certain other shareholders of B2 in exchange for approximately $375,000 in cash or certain securities of a B2 affiliate and mutual releases among the parties relating to a dispute stemming from an April 15, 2002 funding request for approximately $20 million. In connection with the mutual releases, the agreement provides that B2 and the other principal shareholders will withdraw, or otherwise assist NTL Delaware in obtaining bankruptcy court denial of, the proofs of claim filed by B2 and the other principal shareholders in the bankruptcy court. The closing of this transaction is subject to customary closing conditions, but the NTL Europe releases are effective unless the NTL Europe parties breach their respective obligations under the agreement.

Cablecom

Cablecom is the principal borrower under an amended and restated credit agreement dated as of April 30, 2002 and effective as of May 2, 2002. Under the credit agreement, Cablecom and one of its subsidiaries are indebted in an amount of approximately CHF 3,792 million (which includes recent accrued interest payments). Although the credit facility was originally scheduled to mature on April 30, 2003, upon the request of Cablecom, the maturity date has been extended to the business day following May 31, 2003, with an additional automatic extension to June 30, 2003 under certain circumstances. In addition, Cablecom has been notified by the lenders that it is in default under the credit agreement. Accordingly, the lenders could seek to accelerate the maturity of the credit facility at any time.

Cablecom does not have the resources to repay the bank debt when it comes due, whether on the extended maturity date or upon the acceleration thereof. Further, as security for its guaranty of Cablecom’s obligations under the credit agreement, NTL Cablecom Holding GmbH, the parent entity of Cablecom, has pledged to the lenders all of the shares of Cablecom. Accordingly, upon the maturity of the credit facility, whether upon acceleration or otherwise, the lenders could seek to exercise their rights under the pledge. In such an event, although the Company would not be liable for any of Cablecom’s obligations, it would be deprived of all of its ownership interest in Cablecom.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

22. Commitments and Contingent Liabilities (continued)

In addition, Cablecom and two of its subsidiaries are “overindebted” under Swiss law. If Cablecom is unsuccessful in consummating a transaction with its lenders to resolve that “overindebtedness” issue in the near future, the board of directors of Cablecom may be required to file for insolvency proceedings under Swiss law. Further, on April 9, 2003, in accordance with Swiss law, the board of directors of Cablecom received a letter from its auditors, Ernst & Young AG, notifying the board of Cablecom that Cablecom and some of its subsidiaries are “overindebted” and, if there is no consensual settlement on the overall financial restructuring of Cablecom or an extension of the maturity date or any other measures taken which would cure the “overindebtedness,” the board would be required to notify a Swiss court and deposit the balance sheets for Cablecom and its subsidiaries immediately, thereby commencing insolvency proceedings. If Cablecom files for insolvency proceedings, it is unlikely that the Company will retain any interest in Cablecom.

In order to seek to address the foregoing issues, Cablecom is currently in negotiations with its lenders regarding an overall financial restructuring of Cablecom. If consummated, such restructuring is expected to include a reduction in the amount of debt outstanding, an extension of maturity date of such debt and control of Cablecom being assumed by the lenders. As part of such negotiations, the “Company” is seeking to retain a small minority interest in Cablecom in consideration for its cooperation in permitting Cablecom to reach a consensual restructuring plan with its lenders. There is, however, no assurance that such negotiations will be successful. Further, whether or not such negotiations are successful, the Company expects to be deprived of the Company’s controlling interest in Cablecom in the near future. After such occurrence, the results of Cablecom will not be reported as part of the Company’s consolidated results of operations.

On May 1, 2003, Owl Creek Asset Management, L.P., one of Old NTL’s creditors, filed an amended complaint against CRT Capital Group LLC, New NTL and the Company in U.S. Bankruptcy Court for the Southern District of New York. The amended complaint concerns certain “when-issued” trades of New NTL’s common stock made by Owl Creek with CRT prior to a subsequent modification of Old NTL’s plan of reorganization. Under the modified plan, Old NTL’s creditors were entitled to receive only one-fourth the number of shares of New NTL common stock contemplated prior to the modification. Therefore, certain holders of New NTL common stock sold more stock on the “when-issued” market than they ultimately received under the amended plan. On January 16, 2003, the bankruptcy court entered an order providing that sellers of New NTL’s common stock on the “when-issued” market may settle such trades by reducing the number of shares traded in each such transaction by 25% and increasing the per share purchase price for such shares by 400%. The order provided that buyers in such trades were required to accept such a settlement, but the order was dissolved on February 5, 2003. In addition to its claims against CRT, Owl Creek has asserted claims against New NTL and the Company for breach of fiduciary duty, gross negligence, breach of contract, promissory estoppel, contribution and indemnification, alleging that Old NTL’s creditors should have been better informed of the changes to New NTL’s common stock under the plan. Since the securities that are the subject of the complaint are those of New NTL, the Company does not believe that it has any material exposure with respect to this claim.

23. Geographic Information

	United States	Switzerland	Other	Total

	(in millions)
2002
Revenues	$—	$401.6	$34.3	$435.9
Long-lived assets	22.6	2,196.8	73.4	2,292.8
2001
Revenues	$—	$329.2	$62.4	$391.6
Long-lived assets	41.7	2,631.6	364.2	3,037.5
2000
Revenues	$—	$202.5	$24.3	$226.8
Long-lived assets	25.1	3,828.1	923.6	4,776.8

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

24. Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization

The following consolidating financial statements of Old NTL and subsidiaries as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 is being provided pursuant to AICPA Statement of Position 90-7. Old NTL, NTL Delaware, NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. are included in Entities in Reorganization. All other wholly owned direct and indirect subsidiaries of Old NTL are included in Entities Not in Reorganization.

(in millions)

	Year Ended December 31, 2002

		Entities Not
	Entities in	in
Statements of Operations	Reorganization	Reorganization	Adjustments	Consolidated

Revenue	$—	$435.9	$—	$435.9
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	—	175.4	—	175.4
Selling, general and administrative expenses	3.7	143.7	(8.6)	138.8
Asset impairments	—	854.3	—	854.3
Other charges	—	3.5	—	3.5
Corporate expenses	11.7	(0.2)	—	11.5
Depreciation	0.7	222.0	—	222.7
Amortization	13.1	82.4	—	95.5

	29.2	1,481.1	(8.6)	1,501.7

Operating loss	(29.2)	(1,045.2)	8.6	(1,065.8)
Other income (expense)
Interest income and other, net	(2.1)	(13.3)	4.4	(11.0)
Interest expense (contractual interest of $223.5 (2002))	(28.1)	(128.0)	—	(156.1)
Share of (losses) from equity investments	(2,787.4)	(22.4)	2,558.5	(251.3)
Other gains (losses)	1.1	1.9	—	3.0
Foreign currency transaction gains	9.3	—	—	9.3

(Loss) before recapitalization items, income taxes and discontinued operations	(2,836.4)	(1,207.0)	2,571.5	(1,471.9)
Recapitalization items, net	0.4	(5.2)	—	(4.8)

(Loss) before income taxes and discontinued operations	(2,836.0)	(1,212.2)	2,571.5	(1,476.7)
Income tax (expense) benefit	3.3	129.4	(4.6)	128.1

(Loss) from continuing operations	(2,832.7)	(1,082.8)	2,566.9	(1,348.6)
Discontinued operations:
(Loss) from discontinued operations, net of taxes	(7,017.7)	(1,737.4)	6,654.5	(2,100.6)
(Loss) gain on sales of discontinued operations, net of taxes	1.8	31.4	(38.9)	(5.7)

(Loss) from discontinued operations	(7,015.9)	(1,706.0)	6,615.6	(2,106.3)

Net (loss)	$(9,848.6)	$(2,788.8)	$9,182.5	$(3,454.9)

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

24. Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)

	Year Ended December 31, 2001

		Entities Not
	Entities in	in
Statements of Operations	Reorganization	Reorganization	Adjustments	Consolidated

Revenue	$—	$391.6	$—	$391.6
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	—	170.4	—	170.4
Selling, general and administrative expenses	5.9	180.2	(8.1)	178.0
Asset impairments	—	887.0	25.1	912.1
Other charges	—	12.2	—	12.2
Corporate expenses	42.2	0.3	—	42.5
Depreciation	2.6	165.4	(13.6)	154.4
Amortization	3.1	385.1	45.2	433.4

	53.8	1,800.6	48.6	1,903.0

Operating loss	(53.8)	(1,409.0)	(48.6)	(1,511.4)
Other income (expense)
Interest income and other, net	10.4	14.6	(4.6)	20.4
Interest expense	(74.3)	(126.1)	5.3	(195.1)
Share of (losses) from equity investments	(3,973.4)	(40.6)	3,354.0	(660.0)
Other gains (losses)	(109.3)	50.8	(0.4)	(58.9)
Foreign currency transaction (losses)	(10.1)	(4.1)	(0.1)	(14.3)

(Loss) before recapitalization items, income taxes and discontinued operations	(4,210.5)	(1,514.4)	3,305.6	(2,419.3)
Recapitalization items, net	—	—	—	—

(Loss) before income taxes and discontinued operations	(4,210.5)	(1,514.4)	3,305.6	(2,419.3)
Income tax benefit	2.4	48.5	—	50.9

(Loss) from continuing operations	(4,208.1)	(1,465.9)	3,305.6	(2,368.4)
Discontinued operations:
(Loss) from discontinued operations, net of taxes	(36,554.0)	(11,562.3)	36,243.4	(11,872.9)
Gain on sale of discontinued operations, net of taxes	—	—	—	—

(Loss) from discontinued operations	(36,554.0)	(11,562.3)	36,243.4	(11,872.9)

Net (loss)	$(40,762.1)	$(13,028.2)	$39,549.0	$(14,241.3)

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

24. Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)

	Year Ended December 31, 2000

		Entities Not
	Entities in	in
Statements of Operations	Reorganization	Reorganization	Adjustments	Consolidated

Revenue	$—	$226.8	$—	$226.8
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	—	88.9	—	88.9
Selling, general and administrative expenses	—	103.1	—	103.1
Asset impairments	—	—	—	—
Other charges	—	—	—	—
Corporate expenses	23.9	(0.1)	—	23.8
Depreciation	2.3	99.3	(14.2)	87.4
Amortization	2.7	282.0	14.6	299.3

	28.9	573.2	0.4	602.5

Operating loss	(28.9)	(346.4)	(0.4)	(375.7)
Other income (expense)
Interest income and other, net	40.0	(2.5)	8.0	45.5
Interest expense	(68.6)	(84.0)	12.9	(139.7)
Share of (losses) from equity investments	(997.4)	—	950.7	(46.7)
Other gains (losses)	—	—	—	—
Foreign currency transaction gains	(61.1)	—	(1.4)	(62.5)

(Loss) before recapitalization items, income taxes and discontinued operations	(1,116.0)	(432.9)	969.8	(579.1)
Recapitalization items, net	—	—	—	—

(Loss) before income taxes and discontinued operations	(1,116.0)	(432.9)	969.8	(579.1)
Income tax (expense) benefit	0.3	23.2	(0.6)	22.9

(Loss) from continuing operations	(1,115.7)	(409.7)	969.2	(556.2)
Discontinued operations:
(Loss) from discontinued operations, net of taxes	(7,643.9)	(1,868.8)	7,105.2	(2,407.5)
(Loss) gain on sale of discontinued operations, net of taxes	—	—	—	—

(Loss) from discontinued operations	(7,643.9)	(1,868.8)	7,105.2	(2,407.5)

Net (loss)	$(8,759.6)	$(2,278.5)	$8,074.4	$(2,963.7)

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

24. Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)

	December 31, 2002

		Entities Not
	Entities in	in
Balance Sheets	Reorganization	Reorganization	Adjustments	Consolidated

Current assets	$241.4	$386.7	$(39.6)	$588.5
Discontinued operations	809.6	12,692.6	(534.1)	12,968.1
Investments in and loans to affiliates, net	23,001.2	16.1	(23,004.3)	13.0
Fixed and noncurrent assets	67.5	2,213.5	(1.2)	2,279.8

Total assets	$24,119.7	$15,308.9	$(23,579.2)	$15,849.4

Current liabilities	$12.2	$5,399.9	$(2,271.9)	$3,140.2
Discontinued operations	13,331.4	14,764.0	(10,139.2)	17,956.2
Noncurrent liabilities	12,838.0	356.3	(12,835.6)	358.7
Liabilities subject to compromise	4,310.4	—	(16.3)	4,294.1
Shareholders’ (deficiency)	(6,372.3)	(5,211.3)	1,683.8	(9,899.8)

Total liabilities and shareholders’ (deficiency)	$24,119.7	$15,308.9	$(23,579.2)	$15,849.4

	December 31, 2001

		Entities Not
	Entities in	in
Balance Sheets	Reorganization	Reorganization	Adjustments	Consolidated

Current assets	$134.3	$833.3	$(477.2)	$490.4
Discontinued operations	414.0	12,713.6	203.4	13,331.0
Investments and loans to affiliates, net	5,962.3	56.9	(5,751.4)	267.8
Fixed and noncurrent assets	78.3	2,655.5	35.9	2,769.7

Total assets	$6,588.9	$16,259.3	$(5,989.3)	$16,858.9

Current liabilities	$186.8	$4,802.3	$(1,108.9)	$3,880.2
Discontinued operations	9,598.8	12,748.7	(5,921.3)	16,426.2
Noncurrent liabilities	10,670.7	272.8	(7,848.6)	3,094.9
Liabilities subject to compromise	—	—	—	—
Shareholders’ (deficiency)	(13,867.4)	(1,564.5)	8,889.5	(6,542.4)

Total liabilities and shareholders’ (deficiency)	$6,588.9	$16,259.3	$(5,989.3)	$16,858.9

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

24. Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)

	Year Ended December 31, 2002

		Entities Not
	Entities in	in
Statements of Cash Flows	Reorganization	Reorganization	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(4,517.3)	$285.4	$4,387.0	$155.1
Net cash provided by (used in) investing activities	4,317.8	(826.1)	(4,084.0)	(592.3)
Net cash provided by financing activities	230.4	733.3	(302.8)	660.9
Effect of exchange rate changes on cash and cash equivalents	—	51.2	—	51.2

Increase in cash and cash equivalents	30.9	243.8	0.2	274.9
Cash and cash equivalents at beginning of year – continuing operations	127.3	101.0	—	228.3
Cash and cash equivalents at beginning of year – discontinued operations	78.9	197.4	—	276.3
Cash and cash equivalents at end of year – discontinued operations	(56.3)	(445.7)	—	(502.0)

Cash and cash equivalents at end of year – continuing operations	$180.8	$96.5	$0.2	$277.5

	Year Ended December 31, 2001

		Entities Not
	Entities in	in
Statements of Cash Flows	Reorganization	Reorganization	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(24,348.7)	$814.1	$22,936.8	$(597.8)
Net cash provided by (used in) investing activities	22,332.3	(2,093.4)	(22,338.7)	(2,099.8)
Net cash provided by financing activities	1,982.1	1,249.8	(598.0)	2,633.9
Effect of exchange rate changes on cash and cash equivalents	—	(11.1)	—	(11.1)

(Decrease) in cash and cash equivalents	(34.3)	(40.6)	0.1	(74.8)
Cash and cash equivalents at beginning of year – continuing operations	71.8	54.7	(0.1)	126.4
Cash and cash equivalents at beginning of year – discontinued operations	168.7	284.3	—	453.0
Cash and cash equivalents at end of year – discontinued operations	(78.9)	(197.4)	—	(276.3)

Cash and cash equivalents at end of year – continuing operations	$127.3	$101.0	$—	$228.3

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

24. Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)

	Year Ended December 31, 2000

		Entities Not
	Entities in	in
Statements of Cash Flows	Reorganization	Reorganization	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(5,323.1)	$1,049.4	$3,983.5	$(290.2)
Net cash provided by (used in) investing activities	(12,922.0)	(7,159.6)	6,653.4	(13,428.2)
Net cash provided by financing activities	16,096.1	6,269.2	(10,636.9)	11,728.4
Effect of exchange rate changes on cash and cash equivalents	(12.2)	(15.8)	0.2	(27.8)

Increase (decrease) in cash and cash equivalents	(2,161.2)	143.2	0.2	(2,017.8)
Cash and cash equivalents at beginning of year – continuing operations	1,501.4	9.1	(0.3)	1,510.2
Cash and cash equivalents at beginning of year – discontinued operations	900.3	186.7	—	1,087.0
Cash and cash equivalents at end of year – discontinued operations	(168.7)	(284.3)	—	(453.0)

Cash and cash equivalents at end of year – continuing operations	$71.8	$54.7	$(0.1)	$126.4

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

25. Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001.

	(in millions)

	2002(1,2)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,	Total

Revenues	$88.6	$100.2	$109.7	$137.4	$435.9
Operating (loss)	(61.4)	(83.8)	(64.1)	(856.5)	(1,065.8)
(Loss) from continuing operations	(135.4)	(147.7)	(152.9)	(912.6)	(1,348.6)
(Loss) from discontinued operations	(470.5)	(408.4)	(295.9)	(931.5)	(2,106.3)
Net (loss)	(605.9)	(556.1)	(448.8)	(1,844.1)	(3,454.9)
Preferred stock dividends	(98.4)	(43.5)	(1.6)	(1.6)	(145.1)
Net (loss) available to common shareholders	(704.3)	(599.6)	(450.4)	(1,845.7)	(3,600.0)
Basic and diluted net loss per share:
(Loss) from continuing operations	$(0.85)	$(0.69)	$(0.56)	$(3.30)	$(5.40)
(Loss) from discontinued operations	(1.70)	(1.48)	(1.07)	(3.37)	(7.62)

Net (loss) per common share	$(2.55)	$(2.17)	$(1.63)	$(6.67)	$(13.02)

Weighted average shares	276.6	276.6	276.6	276.6	276.6

	(in millions)

	2001(1,3)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,	Total

Revenues	$93.1	$92.8	$79.4	$126.3	$391.6
Operating (loss)	(124.1)	(137.6)	(139.8)	(1,109.9)	(1,511.4)
(Loss) from continuing operations	(205.8)	(227.4)	(220.4)	(1,714.8)	(2,368.4)
(Loss) from discontinued operations	(837.1)	(801.8)	(811.1)	(9,422.9)	(11,872.9)
Net (loss)	(1,042.9)	(1,029.2)	(1,031.5)	(11,137.7)	(14,241.3)
Preferred stock dividends	(65.1)	(75.8)	(88.7)	(96.1)	(325.7)
Net (loss) available to common shareholders	(1,108.0)	(1,105.0)	(1,120.2)	(11,233.8)	(14,567.0)
Basic and diluted net loss per share:
(Loss) from continuing operations	$(0.99)	$(1.10)	$(1.11)	$(6.56)	$(9.76)
(Loss) from discontinued operations	(3.05)	(2.90)	(2.93)	(34.14)	(43.02)

Net (loss) per common share	$(4.04)	$(4.00)	$(4.04)	$(40.70)	$(52.78)

Weighted average shares	274.5	276.3	276.5	276.6	276.0

(1)	As more fully described in Notes 1, 2 and 3 to the Consolidated Financial Statements, on May 8, 2002, Old NTL filed the Plan which became effective on January 10, 2003. Under the terms of the Plan, the operations of New NTL have been accounted for as a discontinued operation of the Company, beginning with the quarter ended September 30, 2002 and, accordingly, its operating results have been excluded from the Company’s results from continuing operations for the periods presented. In addition, the operating results for NTL Australia and Rediffusion also qualified for discontinued operations treatment (because both units were sold during the current year) for all periods presented.

(2)	During the fourth quarter of 2002, the Company recorded an asset impairment charge of $838.8 million, which was associated with a goodwill impairment provision at Cablecom. The fourth quarter loss in 2002 from discontinued operations also included an asset impairment charge of $418.5 million and a restructuring charge of $99.2 million relating to the operations of New NTL.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(3)	During the fourth quarter of 2001, the Company recorded an asset impairment charge of $912.1 million, which was associated with a goodwill impairment provision at Cablecom and the write-down of various long-term assets at Premium TV. The fourth quarter loss in 2001 from discontinued operations also included an asset impairment charge of $8,161.6 million and a restructuring charge of $202.8 million relating to the operations of New NTL.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession)
Schedule I — Condensed Financial Information of Registrant
Condensed Balance Sheets
(dollars in millions)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$70.4	$124.3
Marketable securities	4.3	—
Other	0.4	0.5

Total current assets	75.1	124.8
Deferred financing costs, net of accumulated amortization of $0.7 (2002) and $0.3 (2001)	3.5	3.9
Note receivable from CoreComm Limited, net of allowance of $17.6 (2002) and $7.0 (2001)	—	9.2
Other assets	—	0.5

Total assets	$78.6	$138.4

Liabilities and shareholders’ (deficiency)
Liabilities not subject to compromise
Current liabilities	$2.7	$148.1
Liabilities subject to compromise	3,066.7	—
Investments in and loans to discontinued operations	4,986.1	3,095.2
Investments in and loans to affiliates, net	1,922.9	663.8
Long-term debt	—	—
Redeemable preferred stock	—	2,773.7
Shareholders’ (deficiency):
Common stock	2.8	2.8
Additional paid-in capital	13,574.9	13,720.0
Accumulated other comprehensive (loss)	(830.2)	(1,072.8)
(Deficit)	(22,647.3)	(19,192.4)

	(9,899.8)	(6,542.4)

Total liabilities and shareholders’ (deficiency)	$78.6	$138.4

See accompanying notes.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession)
Schedule I — Condensed Financial Information of Registrant (continued)
Condensed Statements of Operations
(dollars in millions)

	Year Ended December 31,

	2002	2001	2000

Cost and expenses
Corporate expenses	$11.1	$29.4	$9.4
Amortization	0.4	0.3	—

Operating (loss)	(11.5)	(29.7)	(9.4)
Other income (expense)
Interest income and other, net	(7.8)	4.7	10.9
Interest expense (contractual interest of $25.3 (2002))	(3.8)	(5.3)	—
Foreign currency transaction gains (losses)	0.2	(0.4)	1.9

(Loss) income before recapitalization items, income taxes, equity in net (loss) of subsidiaries and discontinued operations	(22.9)	(30.7)	3.4
Recapitalization items, net	6.6	—	—

(Loss) income before income taxes, equity in net (loss) of subsidiaries and discontinued operations	(16.3)	(30.7)	3.4
Income tax (expense) benefit	(1.3)	—	0.3

(Loss) income before equity in net (loss) of subsidiaries	(17.6)	(30.7)	3.7
Equity in net (loss) of subsidiaries	(1,331.0)	(2,337.7)	(559.9)

(Loss) from continuing operations	(1,348.6)	(2,368.4)	(556.2)
Discontinued operations:
(Loss) from discontinued operations, net of income tax benefit of $26.3 (2002), $114.1 (2001) and $88.1 (2000)	(2,100.6)	(11,872.9)	(2,407.5)
Net (loss) on sales of discontinued operations, net of income tax expense of $4.6 (2002)	(5.7)	—	—

(Loss) from discontinued operations	(2,106.3)	(11,872.9)	(2,407.5)

Net (loss)	(3,454.9)	(14,241.3)	(2,963.7)
Preferred stock dividends (contractual dividends of $370.6 (2002))	(145.1)	(325.7)	(194.0)

Net (loss) available to common shareholders	$(3,600.0)	$(14,567.0)	$(3,157.7)

See accompanying notes.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession)
Schedule I — Condensed Financial Information of Registrant (continued)
Condensed Statements of Cash Flows
(dollars in millions)

	Year Ended December 31,

	2002	2001	2000

Net cash (used in) operating activities	$(2,109.0)	$(11,873.3)	$(2,407.3)
Investing activities
Purchase of marketable securities	(29.4)	—	(96.9)
Proceeds from sales of marketable securities	25.2	60.3	202.6
Investments in and loans to affiliates	(91.2)	(200.6)	2,466.8
(Increase) decrease in other assets	(1.8)	0.1	—
Due from CoreComm Limited	—	(15.0)	—
Distribution to NTL (Delaware), Inc.	—	—	(4.3)

Net cash (used in) provided by continuing operations	(97.2)	(155.2)	2,568.2
Net cash provided by (used in) discontinued operations	2,152.3	11,974.7	(4,288.1)

Net cash provided by (used in) investing activities	2,055.1	11,819.5	(1,719.9)
Financing activities
Proceeds from borrowings, net of financing costs	—	95.9	—
Proceeds from issuance of common stock	—	13.0	2,327.6
Proceeds from exercise of stock options and warrants	—	—	6.8
Proceeds from issuance of preferred stock	—	—	1,862.0

Net cash provided by continuing operations	—	108.9	4,196.4
Net cash provided by discontinued operations	—	—	—

Net cash provided by financing activities	—	108.9	4,196.4
(Decrease) increase in cash and cash equivalents	(53.9)	55.1	69.2
Cash and cash equivalents at beginning of year	124.3	69.2	—

Cash and cash equivalents at end of year	$70.4	$124.3	$69.2

Supplemental disclosure of cash flow information
Cash paid for interest	$2.5	$3.1	$—
Supplemental schedule of non-cash financing activities
Accretion of dividends and discount on preferred stock	$145.1	$220.8	$78.1
Conversion of notes, net of unamortized deferred financing Costs	—	128.3	—
Common stock issued for acquisitions	—	4.3	—
Redeemable preferred stock issued for investment in affiliates	—	518.0	—
Conversion of series preferred stock	—	—	7.6

See accompanying notes.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession)
Schedule I — Condensed Financial Information of Registrant (continued)
Notes to Condensed Financial Statements

1. Corporate Restructuring

The accompanying financial statements do not reflect any adjustments in connection with the emergence of NTL Europe, Inc. (“NTL Europe” or the “Company”) from Chapter 11 reorganization.

On May 8, 2002, the entity then known as “NTL Incorporated” (“Old NTL”) and certain of its subsidiaries as of that time each filed a pre-arranged joint reorganization plan (the “Plan”) under Chapter 11 of the U.S. Bankruptcy Code. Old NTL’s operating subsidiaries were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003 (the “Effective Date”) at which time the Company emerged from Chapter 11 reorganization.

Pursuant to the Plan, Old NTL and its subsidiaries were split into two separate companies. The entity formerly known as “NTL Incorporated” was renamed “NTL Europe, Inc.” and became the holding company for Old NTL’s European and certain other assets. The entity formerly known as “NTL Communications Corp.” was renamed “NTL Incorporated” and became the holding company for Old NTL’s principal UK and Ireland assets (“New NTL”). Pursuant to the Plan, all of the outstanding securities of Old NTL and certain of its subsidiaries were canceled, and the Company issued shares of its common stock, par value $0.01 per share (the “Common Stock”), and 10% Fixed Coupon Redeemable Preferred Stock, Series A, par value $0.01 per share (with a $50.00 liquidation preference per share) (the “Preferred Stock”) and New NTL issued shares of its common stock and Series A warrants to various former creditors and stockholders of Old NTL and its subsidiaries. The precise mix of new securities received by holders of each particular type of security of Old NTL and its subsidiaries was set forth in the Plan. New NTL is an independent entity which is no longer owned by or affiliated with the Company.

Historical Structure of the Company

On May 18, 2000, the entity formerly known as “NTL Incorporated” (currently named “NTL (Delaware), Inc.” (“NTL Delaware”)) completed a corporate restructuring to create a holding company structure. The formation of the holding company was part of NTL Delaware’s acquisition of certain assets of Cable & Wireless Communications plc (“CWC”). The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Delaware at the effective time of the merger became stockholders of the new holding company, and NTL Delaware became a subsidiary of the new holding company. The new holding company was called “NTL Incorporated” (which is now known as “NTL Europe, Inc.”) and the holding company’s subsidiary simultaneously changed its name to “NTL (Delaware), Inc.”

The Company conducts its operations through direct and indirect wholly-owned subsidiaries.

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

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession)
Schedule I — Condensed Financial Information of Registrant (continued)
Notes to Condensed Financial Statements

3. Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

December 31,
2002

(in millions)
Accounts payable	$0.3
Interest payable	3.2
Dividends payable	109.9
Redeemable preferred stock:
Cumulative Convertible Preferred Stock	2,077.3
Variable Coupon Redeemable Preferred Stock	484.2
6.5% Redeemable Preferred Stock	98.4
13% Senior Redeemable Exchangeable Preferred Stock	193.4
Long term debt:
NTL Europe, Inc.:
5 3/4% Convertible Subordinated Notes	100.0

Total	$3,066.7

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding preferred stock of Old NTL and long-term debt of Old NTL were canceled.

4. Redeemable Preferred Stock

All of Old NTL’s redeemable preferred stock was canceled on the Effective Date pursuant to the Plan.

Dividends on the Cumulative Convertible Preferred Stock, Series A (“Convertible Preferred Stock”) were payable quarterly in additional shares of Convertible Preferred Stock, at the following quarterly dividend rates: (i) from September 12, 2001 through March 26, 2002, $13.44 per share, (ii) from March 27, 2002 through March 26, 2003, $21.23 per share and (iii) from March 27, 2003 through March 26, 2004, $26.61 per share. In March 2002, Old NTL elected to delay the conversion of the Convertible Preferred Stock until at least March 27, 2003. The Convertible Preferred Stock had a stated value and liquidation preference of $1,075.17 per share and was mandatorily redeemable for cash by Old NTL on March 27, 2009. Holders of Convertible Preferred Stock other than any commercial bank or their affiliates had the option to elect, subject to some conditions, to exchange their Convertible Preferred Stock for up to a 50% interest in an entity holding Old NTL’s Swiss operations.

Dividends on the Variable Coupon Redeemable Preferred Stock, Series A (“Variable Coupon Redeemable Preferred Stock”) were payable quarterly at Old NTL’s option in cash or additional shares of Variable Coupon Redeemable Preferred Stock, at a quarterly rate based on a quotient of (x) the sum of (1) the EURIBOR Rate in effect on the first day of every dividend period plus (2) 2.5% over (y) four, per share. The Variable Coupon Redeemable Preferred Stock had a stated value and liquidation preference of $10,000 per share and was mandatorily redeemable for cash by Old NTL on May 18, 2002. Old NTL’s 27% interest in Noos was pledged to France Telecom to secure the mandatory redemption obligation under its Variable Coupon Redeemable Preferred Stock.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession)
Schedule I — Condensed Financial Information of Registrant (continued)
Notes to Condensed Financial Statements

4. Redeemable Preferred Stock (continued)

Dividends on the 6.5% Fixed Coupon Redeemable Preferred Stock, Series A (“6.5% Redeemable Preferred Stock”) were cumulative and were payable at a rate of 6.5% per annum in cash upon redemption. The 6.5% Redeemable Preferred Stock had a stated value and liquidation preference of $10,000 per share and was mandatorily redeemable for cash by Old NTL on May 18, 2007.

Dividends on the 13% Senior Redeemable Exchangeable Preferred Stock (the “Redeemable Preferred Stock”) accrued at 13% per annum ($130 per share) and were payable quarterly in arrears. Dividends accruing on or prior to February 15, 2004 may, at the option of Old NTL, be paid in cash, by the issuance of additional Redeemable Preferred Stock or in any combination of the foregoing. The Redeemable Preferred Stock was redeemable, at Old NTL’s option, in whole or in part, at any time on or after February 15, 2002 at a redemption price of 106.5% of the liquidation preference of $1,000 per share that declined annually to 100% in 2005, in each case together with accrued and unpaid dividends to the redemption date. The Redeemable Preferred Stock was subject to mandatory redemption on February 15, 2009.

5. Note Payable to NTL Incorporated

On September 28, 2001, NTL Communications Corp. loaned Old NTL $150.0 million in cash and received 15.0% Promissory Notes due September 30, 2004. Interest was payable monthly in cash at a rate of 15.0% per annum beginning on October 31, 2001. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, these notes were canceled.

6. Other

No cash dividends were paid to Old NTL by subsidiaries for the years ended December 31, 2002 and 2001 and during the period from May 18, 2000 to December 31, 2000.

Old NTL was a joint obligor for the NTL Delaware 5-3/4% Convertible Subordinated Notes due December 15, 2009 and for the NTL Communications Corp. 7% Convertible Subordinated Notes due December 15, 2008. Old NTL was a co-obligor on a subordinated basis for the NTL Communications Corp. 6-3/4% Convertible Senior Notes due May 15, 2008.

NTL Europe, Inc. (formerly NTL Incorporated) (Debtor-in-Possession)
Schedule II — Valuation and Qualifying Accounts

Col. A	Col. B	Col. C		Col. D		Col. E

		Additions

			(2)
		(1)	Charged
	Balance at	Charged	to
	Beginning	to	Other	(Deductions)		Balance
	of	Costs and	Accounts	/Additions		at End
Description	Period	Expenses	Describe	Describe		of Period

Year ended December 31, 2002
Allowance for doubtful accounts	$6.6	$7.2	$—	$(4.4	)(a)	$9.4

Allowance for loans receivable	$37.2	$21.0	$—	$(40.6	)(b)	$17.6

Year ended December 31, 2001
Allowance for doubtful accounts	$6.2	$2.5	$—	$(2.1	)(c)	$6.6

Allowance for loans receivable	$—	$37.2	$—	$—		$37.2

Year ended December 31, 2000
Allowance for doubtful accounts	$0.7	$0.4	$—	$5.1	(d)	$6.2

(a)	Uncollectible accounts written-off, net of recoveries of $5.9 million, offset by $1.5 million foreign currency exchange translation adjustments.

(b)	Write off of loan receivable from Football League Joint Venture.

(c)	Uncollectible accounts written-off, net of recoveries of $2.0 million and $0.1 million foreign currency translation adjustments.

(d)	Recoveries, net of uncollectible accounts written-off of $1.2 million plus $0.2 million foreign currency exchange translation adjustments and $3.7 million allowance for doubtful accounts as of acquisition dates of purchased subsidiaries.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries

Consolidated Financial Statements and Financial Statement Schedules

[remainder of page intentionally left blank]

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholder
NTL (Delaware), Inc.

We have audited the consolidated balance sheets of NTL (Delaware), Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholder’s (deficiency) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTL (Delaware), Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 5, the Company changed its method of accounting for goodwill and other intangibles effective January 1, 2002.

/s/ ERNST & YOUNG LLP

New York, New York
May 28, 2003

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Consolidated Balance Sheets
(dollars in millions)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$204.9	$91.0
Marketable securities	13.1	—
Accounts receivable — trade, less allowance for doubtful accounts of $9.4 (2002) and $6.6 (2001)	240.7	192.1
Affiliate Receivable	35.1	5.5
Other	48.7	66.7
Discontinued operations	12,974.0	13,492.6

Total current assets	13,516.5	13,847.9
Fixed assets, net	1,681.9	1,494.6
Goodwill	220.1	959.8
Customer lists, net of accumulated amortization of $171.4 (2002) and $91.1 (2001)	62.8	104.1
Investments in and loans to affiliates, net	7.8	216.1
Deferred tax asset	200.9	20.4
Other assets, net of accumulated amortization of $61.7 (2002) and $24.7 (2001)	117.3	175.8

Total assets	$15,807.3	$16,818.7

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Consolidated Balance Sheets — continued
(dollars in millions)

	December 31,

	2002	2001

Liabilities and shareholder’s (deficiency)
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$48.3	$36.3
Accrued expenses and other	87.4	111.2
Interest payable	43.5	48.4
Deferred revenue	235.6	173.2
Affiliate payable	7.8	34.9
Current portion of long-term debt	2,719.3	3,360.2
Discontinued operations (including liabilities subject to compromise of $10,157.8)	17,973.2	16,430.6

Total current liabilities	21,115.1	20,194.8
Long-term debt	—	—
Other	164.8	123.1
Deferred income taxes	231.6	164.6
Commitments and contingent liabilities
Liabilities subject to compromise	1,243.7	—
Shareholder’s (deficiency):
Common stock — $.01 par value; authorized 100 shares; issued and outstanding 11 shares (2002 and 2001)	—	—
Additional paid-in capital	16,193.8	16,070.1
Accumulated other comprehensive (loss)	(821.9)	(1,072.7)
(Deficit)	(22,319.8)	(18,661.2)

	(6,947.9)	(3,663.8)

Total liabilities and shareholder’s (deficiency)	$15,807.3	$16,818.7

See accompanying notes.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Consolidated Statements of Operations
(dollars in millions, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Revenues	$432.2	$387.8	$226.8
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	160.2	161.6	88.9
Selling, general and administrative expenses	149.8	183.8	103.1
Asset impairments	854.3	485.8	—
Other charges	3.5	12.1	—
Corporate expenses	0.6	12.8	14.5
Depreciation	222.6	168.0	87.4
Amortization	95.1	388.0	299.3

	1,486.1	1,412.1	593.2

Operating (loss)	(1,053.9)	(1,024.3)	(366.4)
Other income (expense)
Interest income and other, net	(6.3)	22.2	34.1
Interest expense (contractual interest of $198.2 (2002))	(155.7)	(189.9)	(139.7)
Share of (losses) from equity investments	(199.2)	(619.9)	(46.3)
Other gains (losses)	3.0	(59.3)	—
Foreign currency transaction gains (losses)	9.0	(13.7)	(64.4)

(Loss) before recapitalization items, income taxes and discontinued operations	(1,403.1)	(1,884.9)	(582.7)
Recapitalization items, net	(4.8)	—	—

(Loss) before income taxes and discontinued operations	(1,407.9)	(1,884.9)	(582.7)
Income tax benefit (expense)	129.4	51.0	23.2

(Loss) from continuing operations	(1,278.5)	(1,833.9)	(559.5)
Discontinued operations:
(Loss) from discontinued operations, net of income tax benefit of $26.3 (2002), $114.1 (2001) and $88.1 (2000)	(2,374.4)	(11,872.9)	(2,407.5)
Net (loss) on sales of discontinued operations, net of income tax expense of $4.6 (2002)	(5.7)	—	—

(Loss) from discontinued operations	(2,380.1)	(11,872.9)	(2,407.5)

Net (loss)	$(3,658.6)	$(13,706.8)	$(2,967.0)

See accompanying notes.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Consolidated Statement of Shareholder’s (Deficiency) Equity
(dollars in millions)

	Series Preferred
	Stock $.01 Par			Common Stock
	Value			$.01 Par Value			Additional
							Paid-In	Comprehensive
	Shares	Par		Shares	Par		Capital	(Loss)

							(Dollars in millions)
Balance, December 31, 1999	1,332,000		—	132,416,000		1.3	$4,125.1
Exercise of stock options				1,775,000		—	32.2
Exercise of warrants				192,000		—	5.1
Conversion of series preferred stock	(528,000)		—	8,229,000		0.1	(0.1)
Preferred stock issued for dividends	9,000						9.4
Accreted dividends on preferred stock	13,000		—				(20.0)
Accretion of discount on preferred stock							(0.1)
Contribution from NTL Incorporated							11,644.1
Corporate restructuring	(826,000)		—	(142,611,989)		(1.4)
Comprehensive Loss:
Net loss for the year ended December 31, 2000								$(2,967.0)
Currency translation adjustment								(432.7)
Unrealized net losses on investments								(14.2)

Total								$(3,413.9)

Balance, December 31, 2000	—		—	11		—	15,795.7
Contribution from NTL Incorporated, net							243.8
Non-cash compensation							30.6
Comprehensive loss:
Net loss for the year ended December 31, 2001								$(13,706.8)
Currency translation adjustment								(607.6)
Unrealized net losses on investments								(1.1)
Unrealized net losses on derivatives								(15.0)

Total								$(14,330.5)

Balance, December 31, 2001	—	$		11	$		$16,070.1
Contribution from NTL Incorporated, net							123.7
Net loss for the year ended December 31, 2002								$(3,658.6)
Currency translation adjustment								280.6
Reclassification adjustment								15.3
Additional minimum pension liability								(30.0)
Unrealized net losses on derivatives								(15.1)

Total								$(3,407.8)

Balance, December 31, 2002	—		$—	11		$—	$16,193.8

See accompanying notes.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Consolidated Statement of Shareholder’s (Deficiency) Equity
(dollars in millions)

	Accumulated Other Comprehensive (Loss)

		Unrealized	Unrealized
	Foreign	Net Losses	Net Losses	Minimum
	Currency	On	On	Pension
	Translation	Investments	Derivatives	Liability	(Deficit)

Balance, December 31, 1999	$(2.1)				$(1,987.4)
Exercise of stock options
Exercise of warrants
Conversion of series preferred stock
Preferred stock issued for dividends
Accreted dividends on preferred stock
Accretion of discount on preferred stock
Contribution from NTL Incorporated
Corporate restructuring
Comprehensive Loss:
Net loss for the year ended December 31, 2000					(2,967.0)
Currency translation adjustment	(432.7)
Unrealized net losses on investments		$(14.2)
Total
Balance, December 31, 2000	(434.8)	(14.2)			(4,954.4)
Contribution from NTL Incorporated, net
Non-cash compensation
Comprehensive loss:
Net loss for the year ended December 31, 2001					(13,706.8)
Currency translation adjustment	(607.6)
Unrealized net losses on investments		(1.1)
Unrealized net losses on derivatives			$(15.0)
Total
Balance, December 31, 2001	$(1,042.4)	$(15.3)	$(15.0)		$(18,661.2)
Contribution from NTL Incorporated, net
Net loss for the year ended December 31, 2002					(3,658.6)
Currency translation adjustment	280.6
Reclassification adjustment		15.3
Additional minimum pension liability				(30.0)
Unrealized net losses on derivatives			$(15.1)
Total
Balance, December 31, 2002	$(761.8)	—	$(30.1)	$(30.0)	$(22,319.8)

See accompanying notes.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Consolidated Statement of Cash Flows
(dollars in millions)

	Year Ended December 31,

	2002	2001	2000

Operating activities
Net (loss)	$(3,658.6)	$(13,706.8)	$(2,967.0)
(Loss) from discontinued operations	(2,374.4)	(11,872.9)	(2,407.5)
Net (loss) on sales of discontinued operations	(5.7)	—	—

Loss from continuing operations	(1,278.5)	(1,833.9)	(559.5)
Adjustments to reconcile to net cash provided by (used in) continuing operations:
Depreciation and amortization	317.7	556.2	386.7
Asset impairments	854.3	485.8	—
Write-down of other assets	17.2	—	—
Equity in losses of unconsolidated subsidiaries	199.2	619.9	46.3
(Gain) loss on sale of assets	(6.2)	58.5	—
Provision for losses on accounts receivable	7.2	32.7	0.4
Deferred income taxes	(127.5)	(50.3)	(23.1)
Amortization of original issue discount	—	0.2	0.3
Other	(6.1)	50.0	(2.1)
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Accounts receivable	(11.5)	(9.3)	(116.7)
Other current assets	(15.3)	24.6	(106.8)
Other assets	2.9	(3.6)	2.0
Accounts payable	8.3	1.4	11.4
Accrued expenses and other	(27.6)	9.5	53.8
Deferred revenue	25.3	9.0	58.0

Net cash (used in) continuing operations	(40.6)	(49.3)	(249.3)
Net cash provided by (used in) discontinued operations	251.9	(518.8)	(129.0)

Net cash provided by (used in) operating activities	211.3	(568.1)	(378.3)
Investing activities
Acquisitions, net of cash acquired	—	—	(3,425.1)
Purchase of fixed assets	(120.8)	(244.9)	(277.7)
Investments in and loans to affiliates	(10.9)	(119.9)	(344.4)
Increase in other assets	(7.0)	(49.1)	(120.8)
Proceeds from sales of assets	432.2	30.9	—
Purchase of marketable securities	(34.0)	—	(58.2)
Proceeds from sales of marketable securities	21.1	—	241.7

Net cash provided by (used in) continuing operations	280.6	(383.0)	(3,984.5)
Net cash (used in) discontinued operations	(734.4)	(1,906.0)	(9,527.5)

Net cash (used in) investing activities	(453.8)	(2,289.0)	(13,512.0)

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Consolidated Statements of Cash Flows — continued
(dollars in millions)

	Year Ended December 31,

	2002	2001	2000

Financing activities
Proceeds from borrowings, net of financing costs	104.1	365.4	1,860.3
Proceeds from issuance of redeemable preferred stock	—	—	1,850.0
Proceeds from exercise of stock options and warrants	—	—	37.3
Principal payments	(2.9)	(68.3)	(39.1)
Repayment of the NTL Australia bank loan	(121.7)	—	—

Net cash provided by (used in) continuing activities	(20.5)	297.1	3,708.5
Net cash provided by discontinued activities	552.2	2,428.4	8,122.4

Net cash provided by financing activities	531.7	2,725.5	11,830.9
Effect of exchange rate changes on cash	50.4	(11.0)	(27.9)

Increase (decrease) increase in cash and cash equivalents	339.6	(142.6)	(2,087.3)
Cash and cash equivalents at beginning of year – continuing operations	91.0	56.9	1,511.6
Cash and cash equivalents at beginning of year – discontinued operations	276.3	453.0	1,085.6
Cash and cash equivalents at end of year – discontinued operations	(502.0)	(276.3)	(453.0)

Cash and cash equivalents at end of year – continuing operations	$204.9	$91.0	$56.9

Supplemental disclosure of cash flow information
Cash paid during the year for interest exclusive of amounts capitalized	$127.9	$168.1	$131.1
Income taxes paid	—	13.2	5.2
Supplemental schedule of non-cash financing activities
Accretion of dividend and discount on preferred stock	—	$—	$20.1
Conversion of notes, net of unamortized deferred financing costs	—	(109.5)	—

See accompanying notes.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements

1.	Organization and Business

Summary

The accompanying financial statements do not reflect any adjustments in connection with the emergence of NTL (Delaware), Inc. (“NTL Delaware” or the “Company”), a wholly-owned subsidiary of NTL Europe (as defined below) which holds most of NTL Europe’s assets, from Chapter 11 reorganization nor the likely deconsolidation of Cablecom GmbH, an indirect wholly-owned subsidiary of the Company (“Cablecom”), and, therefore, are not indicative of the Company’s future results of operations, financial position or cash flows.

NTL’s Completed Restructuring

On May 8, 2002, the entity then known as NTL Incorporated (“Old NTL”) and certain of its subsidiaries (including the Company) as of that time each filed a pre-arranged joint reorganization plan (the “Plan”) under Chapter 11 of the U.S. Bankruptcy Code. Old NTL’s operating subsidiaries were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003 (the “Effective Date”) at which time Old NTL emerged from Chapter 11 reorganization.

Pursuant to the Plan, Old NTL and its subsidiaries were split into two separate companies. The entity formerly known as “NTL Incorporated” was renamed “NTL Europe, Inc.” and became the holding company for Old NTL’s European and certain other assets (“NTL Europe”). The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for Old NTL’s principal UK and Ireland assets (“New NTL”). Pursuant to the Plan, all of the outstanding securities of Old NTL and certain of its subsidiaries were canceled (including the Company’s long-term debt), and NTL Europe issued shares of its common stock, par value $0.01 per share (the “Common Stock”), and 10% Fixed Coupon Redeemable Preferred Stock, Series A, par value $0.01 per share (with a $50.00 liquidation preference per share) (the “Preferred Stock”), and New NTL issued shares of its common stock and Series A warrants to various former creditors and stockholders of Old NTL and its subsidiaries. The precise mix of new securities received by holders of each particular type of security of Old NTL and its subsidiaries was set forth in the Plan. New NTL is an independent entity which is no longer owned by or affiliated with NTL Europe or the Company.

New NTL has been accounted for as a discontinued operation beginning with the quarter ended September 30, 2002 and, accordingly, it is excluded from assets and liabilities of continuing operations as of December 31, 2002 and 2001, and from results of continuing operations for the years ended December 31, 2002, 2001 and 2000.

With the separation of Old NTL into two entities, the majority of the significant assets and holdings formerly owned and consolidated by Old NTL were retained by New NTL. Generally, other than Cablecom (which is itself being restructured as described below), the Company’s assets are not material compared to those of New NTL. In addition, as described in more detail in Note 22, as a result of the existing defaults under Cablecom’s debt agreements and its overindebtedness, in the near future, the Company expects its interest in Cablecom to be reduced to, at most, a small minority position. Further, NTL Europe’s board of directors and management will explore the strategic and financial alternatives available to it, including NTL Europe’s possible liquidation, a going-private transaction and the sale of its remaining assets. Accordingly, the Company’s historic financial statements presented herein are not particularly meaningful to the Company’s current and anticipated future business and should not be relied upon as indicative of the Company’s future performance.

Historical Structure of the Company

On May 18, 2000, the entity then known as NTL Incorporated (currently named NTL (Delaware), Inc.) completed a corporate restructuring to create a holding company structure. The formation of the holding company was part of NTL Delaware’s acquisition of certain assets of Cable & Wireless Communications plc (“CWC”). The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Delaware at the effective time of the merger became stockholders of the new holding company, and NTL Delaware became a subsidiary of the new holding company. The new holding company was called NTL Incorporated (which is now known as NTL Europe, Inc.) and the holding company’s subsidiary simultaneously changed its name to NTL (Delaware), Inc. NTL (Delaware), Inc. continues to be wholly-owned by NTL Europe.

The Company conducts its operations through direct and indirect wholly-owned subsidiaries.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

1.	Organization and Business (continued)

Business

The Company, through its direct and indirect wholly-owned subsidiaries, owns and operates Premium TV Limited, Cablecom, NTL Lanbase, SL, NTL Broadcast (Thailand) Ltd. and NTL Broadcast Sdn, Ltd. Premium TV Limited (“Premium TV”) develops sports-related Internet and media rights in the United Kingdom. Cablecom is the largest television operator in Switzerland, but, as discussed below, it is “overindebted” under Swiss law and it is unlikely that the Company will retain any significant interest in Cablecom. NTL Lanbase, SL is based in Spain and is a value-added reseller of equipment for corporate data networks in the United Kingdom. NTL Broadcast (Thailand) Ltd. and NTL Broadcast Sdn, Ltd., together with New NTL’s branch office in Singapore, offer design and build, consultancy and system integration services to broadcasters in Malaysia and Thailand.

Cablecom has approximately CHF 3,792 million in bank debt (which includes recently accrued interest payments) maturing on the business day following May 31, 2003 (with an additional automatic extension to June 30, 2003 under certain circumstances), and insufficient resources to satisfy such obligation. In addition, Cablecom and two of its subsidiaries are “overindebted” under Swiss law and, accordingly, may be required to file for insolvency proceedings in Switzerland. Cablecom and its lenders have been involved in ongoing discussions regarding a complete financial restructuring of Cablecom which will, among other things, reduce the amount of bank debt outstanding, extend the maturity date thereof and resolve the Swiss overindebtedness issue. In the event that such negotiations are unsuccessful, the Company expects to be deprived of all of its ownership interest in Cablecom in the near future. Further, even if such negotiations are successful, the Company expects to be left with no more than a small minority interest in Cablecom. Accordingly, the Company anticipates that, in the near future, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations. In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends, distributions or other payments have ever been or will be made by Cablecom to the Company. Further, the lenders under Cablecom’s credit facility have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

The Company also has various equity and cost method investments detailed in Note 9.

The Company’s most significant holdings are currently being restructured, and the Company is reviewing all of its holdings to determine the most appropriate course of action, which may result in one or more of these holdings being sold, transferred, foreclosed on, liquidated, wound-up or otherwise disposed of in the near future or at a later date. The Company may not receive any proceeds from any of these transactions after the payment of outstanding debt that some of these companies may owe and any fees and expenses incurred in connection with these transactions. See, in particular, Note 21 “Commitments and Contingent Liabilities – Cablecom.” To the extent NTL Europe receives cash proceeds from any asset sale it or its subsidiaries complete, the Preferred Stock will be entitled to mandatory redemption in a like amount, subject to some limited exceptions set forth in NTL Europe’s charter, until all shares of the Preferred Stock (having an aggregate of $343 million in liquidation preference) have been redeemed.

2.	Reorganization and Emergence from Chapter 11

Background of Restructuring

On January 31, 2002, Old NTL announced that it had appointed professional advisors to advise on strategic and recapitalization alternatives to strengthen its balance sheet, reduce debt and put an appropriate capital structure in place for its business.

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities in March 2002, Old NTL and certain of its subsidiaries commenced negotiations with a steering committee of the unofficial committee of its bondholders and the committee’s legal and financial advisors.

Old NTL and its subsidiaries failed to make interest payments on some of the outstanding notes starting on April 1, 2002. Old NTL also failed to declare or pay dividends on certain series of its outstanding preferred stock due to a lack of available surplus under Delaware law.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2.	Reorganization and Emergence from Chapter 11 (continued)

On April 16, 2002, Old NTL announced that it and an unofficial committee of its bondholders had reached an agreement in principle on a comprehensive recapitalization of Old NTL and its subsidiaries. To implement the proposed recapitalization plan, on May 8, 2002, Old NTL and certain of the other subsidiaries of Old NTL, namely NTL Delaware, NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp., filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement (referred to as the “DIP facility”) committing to provide Communications Cable Funding Corp. with up to $500.0 million in new debt financing (NTL Delaware committed to provide up to an additional $130.0 million under the DIP facility.)

As a result of the payment defaults, as well as the voluntary filing under Chapter 11 by Old NTL and certain of its subsidiaries, on May 8, 2002, there was an event of default under all of Old NTL and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL (Triangle) LLC.

The Plan was confirmed by the Bankruptcy Court on September 5, 2002. During the fall of 2002, Old NTL negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to Old NTL and its subsidiaries. The Plan became effective on January 10, 2003, at which time Old NTL emerged from Chapter 11 reorganization. In connection with Old NTL’s emergence from Chapter 11 reorganization, NTL Communications Corp. issued $558.2 million aggregate principal face amount of 19% Senior Secured Notes due 2010 and 500,000 shares of its common stock on January 10, 2003. The proceeds were used in part to repay amounts outstanding under the DIP facility and to purchase from NTL Delaware a £90.0 million note of NTL (UK) Group Inc. and to repay certain other obligations.

Liquidity and Capital Resources

NTL Delaware emerged from bankruptcy on January 10, 2003, at which time, as part of the reorganization plan, its debt was cancelled.

NTL Delaware is primarily a holding company for the stock of its subsidiaries with no material independent source of cash in the next twelve months other than approximately $1 million from the disposition of its interest in iesy (as defined in Note 9) that was received in January 2003 and the expected collection of a note receivable relating to the 2002 sale of NTL Australia in the amount of approximately $6 million due in September 2003. At the time NTL Delaware emerged from bankruptcy, it had no cash on hand. NTL Delaware does not anticipate receiving any material cash proceeds from any of its subsidiaries during 2003. NTL Delaware’s operating expenses are expected to be minimal in 2003. NTL Delaware also had minimal liabilities upon emergence from bankruptcy. However, NTL Delaware is the guarantor of approximately $42 million of commitments of one of its subsidiaries, Premium TV Limited. Premium TV Limited is expected to have the resources to meet its obligations as they come due in the normal course of business through at least January 1, 2004 and, accordingly, management does not believe that NTL Delaware would be required to pay any amounts in connection with the guarantees through such date.

As described in Notes 1, 2 and 21, the Company expects to either complete a restructuring of the debt and equity of Cablecom, in the near future, which would result in a dilution of the Company’s ownership interest to less than five percent or, if such restructuring is not successful, to file for the insolvency of Cablecom in Switzerland, which would result in the Company’s having no remaining ownership in Cablecom. In either of these events, the lenders under Cablecom’s credit facility would have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2.	Reorganization and Emergence from Chapter 11 (continued)

Recapitalization Expense

The joint reorganization plan provided that recapitalization costs be allocated among the Company, NTL Europe and New NTL.

Recapitalization items, net consist of the following:

	Year Ended
	December 31,

	2002	2001	2000

	(in millions)
Payroll and related costs paid	$(0.1)	$—	$—
Professional fees	(6.9)	—	—
Interest earned on accumulated cash from Chapter 11 proceeding (1)	2.2	—	—

	$(4.8)	$—	$—

Details of operating cash receipts and payments resulting from the recapitalization are as follows. NTL Europe and NTL Delaware made payments on behalf of New NTL which were charged to New NTL. The recapitalization items charged to New NTL are included in loss from discontinued operations.

Year Ended
December 31, 2002

(in millions)
Interest income (1)	$2.2
Payroll and related costs paid	—
Professional fees	(45.9)

Net operating cash flows from recapitalization items	$(43.7)

(1)  Interest income resulting from the recapitalization is for the period May 8, 2002 through December 31, 2002.

Pro Forma Consolidated Balance Sheet

The following pro forma consolidated balance sheet as of December 31, 2002 gives effect to the Company’s emergence from Chapter 11 reorganization and the adoption of fresh-start reporting as if both had occurred on December 31, 2002. The Company adopted fresh-start reporting in January 2003 in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). The Company adopted fresh-start reporting because the holders of Old NTL’s voting common shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging company, and because the Company’s reorganization value is less than its post-petition liabilities and allowed claims.

The adjustments entitled “Emergence from Chapter 11” reflect the consummation of the Plan, including the deconsolidation of New NTL.

The adjustments entitled “Fresh-Start” reflect the adoption of fresh-start reporting. The Company engaged an independent financial advisor to assist in the determination of the reorganization value (or fair value) of its assets and the present value of its liabilities. This determination resulted in the fresh-start reporting adjustments to write-down fixed assets and write-up of intangible assets to their fair values. The determination of the reorganization value is preliminary since the valuation of certain of the Company’s assets is still in process. In addition, the Company’s total reorganization value exceeded the amounts allocable to identifiable assets that resulted in a new indefinite-lived intangible asset.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2.	Reorganization and Emergence from Chapter 11 (continued)

The emergence from Chapter 11 and the adoption of fresh-start reporting in January 2003 resulted in the following items of income (expense) that will be recognized in the Company’s financial statements for the quarter ended March 31, 2003:

(in millions)

Gain on debt discharge	$1,037.8
Gain related to deconsolidation of New NTL	4,999.2
Fresh-start adoption – intangible assets	142.1
Fresh-start adoption – long-term debt	1,284.9
Fresh-start adoption – deferred tax liability	(13.5)
Fresh-start adoption – non-current liabilities	(61.2)
Fresh-start adoption – accrued expenses	—
Fresh-start adoption – fixed assets	(507.0)
Fresh-start adoption – other assets	(33.5)

TOTAL	$6,848.8

The adjustments entitled “Deconsolidation of Cablecom” reflect the likelihood that the Company will not retain a significant interest in Cablecom and that Cablecom will no longer be reported as part of the Company’s consolidated results of operations. As described in more detail in Note 22 (Commitments and Contingent Liabilities – Cablecom), Cablecom has approximately CHF 3,792 million in bank debt (which includes recently accrued interest payments) maturing on the business day following May 31, 2003 (with an additional automatic extension to June 30, 2003 under certain circumstances), and insufficient resources to satisfy such obligation. In addition, Cablecom and two of its subsidiaries are “overindebted” under Swiss law and, accordingly, may be required to file for insolvency proceedings in Switzerland. Cablecom and its lenders have been involved in ongoing discussions regarding a complete financial restructuring of Cablecom which will, among other things, reduce the amount of bank debt outstanding, extend the maturity date thereof and resolve the Swiss overindebtedness issue. In the event that such negotiations are unsuccessful, the Company expects to be deprived of all of its ownership interest in Cablecom in the near future. Further, even if such negotiations are successful, the Company expects to be left with no more than a small minority interest in Cablecom. Accordingly, the Company anticipates that, in the near future, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations. In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends, distributions or other payments have ever been or will be made by Cablecom to the Company. Further, the lenders under Cablecom’s credit facility have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2.	Reorganization and Emergence from Chapter 11 (continued)

	Historical	Emergence		Before		Pro Forma
	as of	from	Fresh-	Deconsolidation	Deconsolidation	as of
	December 31, 2002	Chapter 11	Start	of Cablecom	of Cablecom	December 31, 2002

	(in millions)
Assets
Current assets:
Cash and cash equivalents	$204.9	$(110.4)	$—	$94.5	$(85.9)	$8.6
Marketable securities	13.1	(13.1)	—	—	—	—
Accounts receivable-trade, less allowance for doubtful accounts	240.7	—	—	240.7	(230.8)	9.9
Affiliate receivable	35.1	(18.8)	—	16.3	—	16.3
Other	48.7	—	—	48.7	(38.5)	10.2
Discontinued operations	12,974.0	(12,974.0)		—	2,189.1	2,189.1

Total current assets	13,516.5	(13,116.3)	—	400.2	1,833.9	2,234.1
Fixed assets, net	1,681.9	—	(506.9)	1,175.0	(1,166.8)	8.2
Goodwill	220.1	(1.4)	(218.7)	—	—	—
Reorganization value in excess of amounts Allocable to identifiable assets	—	—	213.9	213.9	(213.9)	—
Customer lists, net	62.8	—	146.8	209.6	(209.6)	—
Investments in and loans to affiliates, net	7.8	(0.1)	—	7.7	(7.7)	—
Deferred tax asset	200.9	—	69.2	270.1	(235.5)	34.6
Other assets, net	117.3	(19.0)	(50.8)	47.5	(0.4)	47.1

Total assets	$15,807.3	$(13,136.8)	$(346.5)	$2,324.0	$—	$2,324.0

Liabilities and shareholder’s (deficiency)
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$48.3	$—	$—	$48.3	$(40.6)	$7.7
Accrued expenses and other	87.4		—	87.4	(64.2)	23.2
Interest payable	43.5	—	—	43.5	(43.5)	—
Deferred revenue	235.6	—	—	235.6	(229.8)	5.8
Affiliate payable	7.8	—	—	7.8	—	7.8
Current portion of long-term debt	2,719.3	—	(1,284.9)	1,434.4	(1,434.4)	—
Discontinued operations	17,973.2	(17,973.2)	—	—	2,189.1	2,189.1

Total current liabilities	21,115.1	(17,973.2)	(1,284.9)	1,857.0	376.6	2,233.6
Long-term debt	—	—	—	—	—
Other	164.8	—	(16.2)	148.6	(96.9)	51.7
Deferred income taxes	231.6	—	82.7	314.3	(279.7)	34.6
Commitments and contingent liabilities	—	—	—	—	—	—
Senior Redeemable Preferred	—	—	—	—	—	—
Liabilities subject to compromise	1,243.7	(1,243.7)	—	—	—	—
Shareholder’s (deficiency):
Common stock-old	—	—	—	—	—	—
Common stock-new	—	—	—	—	—	—
Additional paid-in capital	16,193.8	—	(16,189.7)	4.1	—	4.1
Accumulated other comprehensive (loss)	(821.9)	—	821.9	—	—	—
(Deficit)	(22,319.8)	6,080.1	16,239.7	—	—	—

Shareholder’s (deficiency)	(6,947.9)	6,080.1	871.9	4.1	—	4.1

Total liabilities and shareholder’s (deficiency)	$15,807.3	$(13,136.8)	$(346.5)	$2,324.0	$—	$2,324.0

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3.	Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared on a going concern basis. As described in Notes 1, 2 and 21, the Company expects to either complete a restructuring of the debt and equity of Cablecom in the near future, which would result in a dilution of the Company’s ownership interest to less than five percent or, if such restructuring is not successful, to file for the insolvency of Cablecom in Switzerland, which would result in the Company having no remaining ownership in Cablecom. In either of these events, the lenders under Cablecom’s credit facility would have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

NTL Delaware is primarily a holding company for the stock of its subsidiaries with no material independent source of cash in the next twelve months other than approximately $1 million from the disposition of its interest in iesy that was received in January 2003 and the expected collection of a note receivable relating to the 2002 sale of NTL Australia in the amount of approximately $6 million due in September 2003. At the time NTL Delaware emerged from bankruptcy, it had no cash on hand. NTL Delaware does not anticipate receiving any material cash proceeds from any of its subsidiaries during 2003. NTL Delaware’s operating expenses are expected to be minimal in 2003. NTL Delaware also had minimal liabilities upon emergence from bankruptcy. However, NTL Delaware is the guarantor of approximately $42 million of commitments of one of its subsidiaries, Premium TV Limited. Premium TV Limited is expected to have the resources to meet its obligations as they come due in the normal course of business through at least January 1, 2004 and, accordingly, management does not believe that NTL Delaware would be required to pay any amounts in connection with the guarantees through such date.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, including AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Old NTL had determined that there was insufficient collateral to cover the interest portion of scheduled payments on certain of its prepetition debt obligations. Old NTL had therefore discontinued accruing interest on these obligations. For the year ended December 31, 2002, contractual interest was $198.2 million, which was $42.5 million in excess of reported interest expense.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts and notes receivable, the amount to be paid for other liabilities, the Company’s pension expense and pension funding requirements, and estimates related to the value of investments, long-lived assets and goodwill. Actual results could differ from those estimates.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the current exchange rates at the respective balance sheet dates. Statement of operations amounts have been translated using the average exchange rates for the respective years. The translation gains or losses resulting from the change in exchange rates have been reported as a component of accumulated other comprehensive (loss). Foreign currency transaction losses and gains are included in the results of operations as incurred.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3.	Significant Accounting Policies (continued)

Cash Equivalents

Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $105.3 million and $1.6 million at December 31, 2002 and 2001, respectively, which consisted primarily of bank time deposits and corporate commercial paper. At December 31, 2002 and 2001, none and $1.5 million, respectively, of the cash equivalents were denominated in foreign currencies.

Marketable Securities

Marketable securities at December 31, 2002 consist of commercial paper. Marketable securities are classified as available-for-sale, which are carried at fair value. Unrealized holding gains and losses on securities, net of tax, are carried as a component of accumulated other comprehensive (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income.

Realized gains and losses and declines in value judged to be other than temporary are included in interest income. The cost of securities sold or matured is based on the specific identification method. Interest on securities is included in interest income.

During the years ended December 31, 2002, 2001 and 2000, there were no realized gains or losses on sales of securities.

Fixed Assets

Fixed assets are stated at cost, which includes amounts capitalized for labor and overhead expended in connection with the design and installation of operating equipment. Internal costs directly related to the construction of such facilities, including payroll and overhead costs of certain employees, are capitalized. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives of fixed assets range from 5 years to 30 years.

Intangible Assets

Intangible assets include goodwill and customer lists. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill was amortized on a straight-line basis over 10 years. Upon the adoption of SFAS No. 142, goodwill is no longer amortized. Instead goodwill is reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement.

Customer lists represent the portion of the purchase price allocated to the value of the customer base. Customer lists are amortized on a straight-line basis over 3 or 5 years.

Impairment of Long-Lived Assets

Long-lived assets, including fixed assets and amortizable definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

Investments

All investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for using the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment, additional contributions made and dividends received. Prior to the adoption of SFAS No. 142, the difference between the Company’s recorded investment and its proportionate interest in the book value of the investees’ net assets were being amortized on a straight-line basis over 10 years. The Company evaluates the carrying value of its equity method investments and tests for impairment in accordance with APB Opinion No. 18.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3.	Significant Accounting Policies (continued)

Investments in which the Company does not have the ability to exercise significant influence (less than 20% ownership) are accounted for on the cost method.

Deferred Financing Costs

Deferred financing costs, net of $33.9 million and $70.9 million as of December 31, 2002 and 2001, respectively, are included in other assets. Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt.

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

Advertising Expense

The Company charges the cost of advertising to expense as incurred. Advertising costs were $9.4 million, $13.1 million and $19.0 million in 2002, 2001 and 2000, respectively.

Stock-Based Compensation

The Company follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans.

Had compensation for stock options granted by Old NTL been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net loss would have been changed to the following pro forma amounts (See Note 18):

	For the Year Ended December 31,

	2002	2001	2000

	(in millions, except per share amounts)
Non-cash compensation expense, as reported	$—	$30.6	$—
Non-cash compensation expense, pro forma	$264.3	$268.3	$255.8
Net loss, as reported	$(3,658.6)	$(13,706.8)	$(2,967.0)
Net loss, pro forma	$(3,922.9)	$(13,975.1)	$(3,222.8)

Derivative Financial Instruments

Old NTL has used financial instruments to hedge a portion, but not all, of its exposure from floating interest rate debt and from movements in foreign exchange rates. Gains and losses on these instruments were deferred and recognized in the statement of operations when the related hedged transactions were recognized. To date, premiums paid for these contracts have not been material. The Company does not use derivative financial instruments for trading or speculative purposes.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4.	Discontinued Operations

Pursuant to the Plan, Old NTL was split into two separate companies on the Effective Date. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for Old NTL’s principal UK and Ireland assets. Prior to consummation of the Plan, NTL Communications Corp. was a wholly-owned subsidiary of Old NTL, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for Old NTL’s European and certain other assets. Pursuant to the Plan, all of the outstanding securities of the Old NTL and certain of its subsidiaries were canceled, and NTL Europe issued shares of its Common Stock and Preferred Stock and New NTL issued shares of its common stock and Series A warrants to various former creditors and stockholders of the Old NTL and its subsidiaries. The precise mix of new securities received by holders of each particular type of security of Old NTL and its subsidiaries was set forth in the Plan.

New NTL is accounted for as a discontinued operation, and accordingly, it is excluded from assets and liabilities of continuing operations as of December 31, 2002 and 2001, and from results of continuing operations for the years ended December 31, 2002, 2001 and 2000.

On April 2, 2002, Old NTL had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$451.3 million). The net proceeds from the sale after the repayment of the outstanding bank credit facility and transaction related costs were approximately A$575.3 million (US$304.5 million). Old NTL recognized a gain on the sale of approximately US$7.5 million, net of income tax expense of US$4.6 million, in April 2002. NTL Australia is accounted for as a discontinued operation and, accordingly, NTL Australia is excluded from assets and liabilities of continuing operations as of December 31, 2002 and 2001 and from results of continuing operations for the years ended December 31, 2002, 2001 and 2000.

In October 2002, Cablecom sold its consumer electronics retail stores (“Rediffusion”) for approximately CHF 5.0 million. The Company recognized a loss on the sale of approximately US$13.2 million in October 2002. Rediffusion is accounted for as a discontinued operation and, accordingly, Rediffusion is excluded from assets and liabilities of continuing operations as of December 31, 2002 and 2001 and from results of continuing operations for the years ended December 31, 2002, 2001 and 2000.

The following are the assets, liabilities and results of operations of New NTL, NTL Australia and Rediffusion:

	December 31, 2002
	(in millions)

	New	NTL
	NTL	Australia	Rediffusion	Total

Current assets	$1,103.3	$—	$—	$1,103.3
Fixed assets, net	11,088.9	—	—	11,088.9
Other assets	781.8	—	—	781.8

Total assets	$12,974.0	$—	$—	$12,974.0

Current liabilities	$7,746.2	$—	—	$7,746.2
Non current liabilities	94.4	—	—	94.4
Liabilities subject to compromise	10,132.6	—	—	10,132.6

Total liabilities	$17,973.2	$—	$—	$17,973.2

	December 31, 2001
	(in millions)

	New	NTL
	NTL	Australia	Rediffusion	Total

Current assets	$1,164.3	$32.0	$32.1	$1,228.4
Fixed assets, net	10,840.3	235.2	2.9	11,078.4
Other assets	1,027.1	137.9	20.8	1,185.8

Total assets	$13,031.7	$405.1	$55.8	$13,492.6

Current liabilities	$16,091.7	$71.1	$29.3	$16,192.1
Non current liabilities	122.7	111.9	3.9	238.5

Total liabilities	$16,214.4	$183.0	$33.2	$16,430.6

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4.	Discontinued Operations (continued)

	Year Ended December 31, 2002
	(in millions)

	New	NTL
	NTL	Australia	Rediffusion	Total

Revenues	$3,256.5	$17.3	$49.8	$3,323.6
Operating (loss)	(1,128.4)	0.3	(7.1)	(1,135.2)
Net (loss)	(2,367.2)	(0.3)	(6.9)	(2,374.4)

	Year Ended December 31, 2001
	(in millions)

	New	NTL
	NTL	Australia	Rediffusion	Total

Revenues	$3,181.5	$61.8	$64.3	$3,307.6
Operating (loss)	(10,409.7)	(7.4)	(15.4)	(10,432.5)
Net (loss)	(11,850.8)	(6.5)	(15.6)	(11,872.9)

	Year Ended December 31, 2000
	(in millions)

	New	NTL
	NTL	Australia	Rediffusion	Total

Revenues	$2,484.2	$55.0	$74.7	$2,613.9
Operating (loss)	(1,525.2)	(19.5)	1.4	(1,543.3)
Net (loss)	(2,388.1)	(20.9)	1.5	(2,407.5)

5.	Recent Accounting Pronouncements

On December 31, 2002, Old NTL adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting.”

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for the Company on January 1, 2003. The adoption of SFAS No. 145 will require any gain or loss recognized on the extinguishment of debt to be classified as income or loss from continuing operations. Prior to SFAS No. 145, gain or loss recognized on the extinguishment of debt was classified as an extraordinary item.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was effective for the Company on January 1, 2002. This Statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no effect on the results of operations, financial condition or cash flows of the Company, except that it required the Company to treat NTL Australia as a discontinued operation beginning in the first quarter of 2002. The Company also accounted for NTL Communications and Rediffusion as discontinued operations in the third and fourth quarter of 2002, respectively.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5.	Recent Accounting Pronouncements (continued)

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this new standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Old NTL adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002. Primarily due to the significant impairment charge that Old NTL recorded in 2001, the adoption of this new standard did not result in an impairment upon adoption. Amortization of goodwill and license acquisition costs ceased effective January 1, 2002. See Note 8.

6.	Asset Impairments

Asset impairment charges were $854.3 million in the year ended December 31, 2002 and almost exclusively apply to the Cablecom operations. These charges are non-cash charges to write-down certain assets to their estimated fair values based on an assessment that their carrying value was not recoverable. These charges include fixed assets of $1.0 million, goodwill of $841.0 million and other assets of $12.3 million. The charge with respect to fixed assets was estimated based upon the technological obsolescence of certain network and other equipment. The charge with respect to goodwill was determined in accordance with SFAS No. 142.

As of December 31, 2001, Old NTL performed an analysis of the carrying values of its long-lived assets including goodwill. During 1999 and 2000, acquisitions were made against a background of increasing consolidation and record valuations in the telecommunications industry. This analysis was initiated because of the decline in Old NTL’s stock price and significantly lower valuations for companies within its industry. Additionally, at the time of Old NTL’s analysis, the book value of Old NTL’s net assets significantly exceeded its market capitalization. Accordingly, Old NTL performed an analysis of the recoverability of its long-lived assets and associated goodwill. The fair value of Old NTL’s assets was determined by discounting Old NTL’s estimates of the expected future cash flows related to these investments when the non-discounted cash flows indicated that the long-lived assets would not be recoverable. Old NTL recorded a write-down of $9,511.3 million in the fourth quarter of 2001 as a result of this analysis and review, of which $8,161.6 million is included in loss from discontinued operations, $912.1 million is included in asset impairments and $437.6 million is included in share of losses from equity investments. The asset impairment charge of $912.1 million included goodwill of $762.7 million, investments in affiliates of $25.1 million and other assets of $124.3 million.

7.	Fixed Assets

Fixed assets consist of:

	December 31,

	2002	2001

	(in millions)
Operating equipment	$2,109.2	$1,691.4
Other equipment	109.1	64.4
Construction-in-progress	25.1	2.8

	2,243.4	1,758.6
Accumulated depreciation	(561.5)	(264.0)

	$1,681.9	$1,494.6

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

8.	Cablecom Acquisition and Intangible Assets

On March 28, 2000, Old NTL acquired the cable assets of the Cablecom group in Switzerland for cash of CHF 5,800.0 million ($3,510.2 million), a substantial portion of which was funded by a new bank facility of CHF 2,700.0 million ($1,630.5 million) and Old NTL’s issuance of $1,850.0 million of preferred stock to France Telecom and a group of commercial banks. This acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations of Cablecom have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of $3,528.6 million, which includes costs incurred of $18.4 million, exceeded the fair value of net tangible assets acquired by $2,282.2 million, which was allocated as follows: $195.9 million to customer lists, $73.1 million to deferred taxes and $2,159.4 million to goodwill.

The change in the carrying amount of goodwill during the year ended December 31, 2002 is as follows (in millions):

Goodwill – December 31, 2001	$959.8
Impairment charge	(841.0)
Foreign currency exchange translation adjustments	101.3

Goodwill – December 31, 2002	$220.1

Upon the adoption of SFAS No. 142, Old NTL performed an analysis of its intangible assets acquired before July 1, 2001 to determine whether they should be classified and accounted for as part of or separate from goodwill. Old NTL also determined that no changes in the remaining useful lives of the customer lists were required.

Old NTL also performed an evaluation for impairment of its goodwill as of January 1, 2002 and determined that no impairment charge was required.

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2002, as adjusted for the Company’s emergence from Chapter 11 reorganization, the adoption of fresh-start reporting, and prior to the deconsolidation of Cablecom, would be approximately $10 million for each of the next five years.

The following table shows the Company’s net loss as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1 of each period (unaudited) (in millions):

	Year Ended
	December 31,

	2002	2001	2000

Loss from continuing operations — as reported	$(1,278.5)	$(1,833.9)	$(559.5)
Amortization of:
Goodwill	—	318.2	238.8
Other	—	32.8	0.8

	—	351.0	239.6

Loss from continuing operations – as adjusted	$(1,278.5)	$(1,482.9)	$(319.9)

9.	Investments in and Loans to Affiliates

The Company has investments in various companies and joint ventures which are accounted for under either the equity method or the cost method. The Company’s equity investments include its 50% interest in eKabel InvestCo, which owns 65% of iesy Hessen GmbH (“iesy”), the largest cable television network in the German province of Hessen, and its 34.01% interest in B2 (Bredband) AG (“B2”), a company based in Sweden, which provides access to a broadband network that provides transmission, both to and from the customer, at the same speed and at the same time, but, as described more fully in this Form 10-K, the Company entered into a settlement agreement on April 30, 2003, pursuant to which, among other things, the Company agreed to sell all of its interest in B2 in the near future.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

9.	Investments in and Loans to Affiliates (continued)

On November 3, 2002, Old NTL, NTL Delaware, and Brigadoon Ventures, Inc., a wholly-owned subsidiary of NTL Delaware, entered into an agreement, whereby (1) Old NTL was entitled to receive a cash facilitation fee for its cooperation in the restructuring of iesy and its subsidiaries (but not in consideration of certain of Old NTL’s subsidiaries’ indirect equity stake in iesy) of approximately $1.3 million, less such subsidiaries’ pro rata share of expenses and (2) such subsidiaries were entitled to receive a release of possible liabilities and claims arising out of their indirect equity stake in iesy, including claims alleged by certain holders of notes of iesy in the bankruptcy. The transactions contemplated by the iesy agreement closed in January 2003. In addition to the Company’s share of iesy’s losses, share of losses from equity investments includes a non-cash write-down of the investment in iesy of $40.6 million in 2002.

B2 (Bredband)AG

On April 15, 2002, a funding request for approximately $20 million was received by Old NTL under the terms of the investment agreement relating to Old NTL’s investment in B2. Old NTL informed B2 and the other principal investors that it was not in a position to comply with the request for funding. The B2 investment agreement provides that if Old NTL fails to provide such funding, it may be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ agreement including its interest in B2.

On October 4, 2002, Old NTL filed a motion with the bankruptcy court to reject the B2 investment agreement and shareholders’ agreement under section 365 of the bankruptcy code, and the bankruptcy court subsequently authorized Old NTL’s rejection of the agreements. On November 8, 2002, B2 and the other principal shareholders filed proofs of claim with the bankruptcy court asserting their right to recover: (1) approximately $20 million from Old NTL in respect of the unpaid funding request; (2) unspecified damages for Old NTL’s failure to perform under the relevant agreements; and (3) unspecified costs and expenses incurred in the exercise of their remedies under the agreements, and reserved their other rights to avail themselves of any remedies under the agreements.

On April 30, 2003, NTL Delaware, together with its subsidiaries NTL Sweden SPV Inc. and Nogenta Swedish Acquisition Holding B.V., entered into an agreement with B2 and the other principal shareholders of B2 relating to, among other things, the transfer of the Company’s securities in B2. Under the agreement, the NTL Europe parties have agreed to transfer their interest in B2 to certain other shareholders of B2 in exchange for approximately $375,000 in cash or certain securities of a B2 affiliate and mutual releases among the parties relating to a dispute stemming from an April 15, 2002 funding request for approximately $20 million. In connection with the mutual releases, the agreement provides that B2 and the other principal shareholders will withdraw, or otherwise assist NTL Delaware in obtaining bankruptcy court denial of, the proofs of claim filed by B2 and the other principal shareholders in the bankruptcy court. The closing of this transaction is subject to customary closing conditions, but the NTL Europe releases are effective unless the NTL Europe parties breach their respective obligations under the agreement.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

9.	Investments in and Loans to Affiliates (continued)

Premium TV Limited

Premium TV, a wholly-owned subsidiary of NTL Delaware, is obliged to provide funding of up to approximately £39 million ($62.8 million) to fund various of its joint venture and other contractual interests. Of this amount, the payment of approximately £26 million ($41.7 million) has been guaranteed by NTL Delaware. If Premium TV fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV and, in respect of the guaranteed amounts, NTL Delaware, may be sued for non-payment. As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV’s interest in the relevant joint venture at a third party appraisal valuation. Premium TV is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV, Premium TV may seek to discontinue these joint ventures and terminate their activities. The Company believes, however, that it has various defenses and protections under the Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections.

On September 24, 2002, Premium TV, NTL Delaware and Old NTL agreed to vary the terms of the long-term joint venture (referred to as the Football League Joint Venture) between Premium TV and the Football League Limited. Under the terms of the variation, upon the payment of arrears of rights fees by Premium TV, the Football League Limited agreed to release Premium TV from its obligation to fund the payment of any further rights fees to the Football League Limited’s member teams and its obligation to provide working capital funding to the Football League Joint Venture. The Football League Limited also agreed to release NTL Delaware from its guarantee of Premium TV’s obligations and to release Old NTL from the related undertaking. In return, Premium TV agreed to waive repayment of loan capital by the Football League Joint Venture and to provide certain ongoing services to the Football League Joint Venture free of charge for an initial period. NTL Delaware deposited £10.33 million into a designated single purpose account for use by Premium TV to finance the provision of such services. Premium TV and the Football League Limited also agreed to new terms relating to the distribution of revenues generated by the Football League Joint Venture. The remaining balance in the account at December 31, 2002 was £8.88 million and is included in “Other Assets” in the accompanying consolidated balance sheet.

NTL Europe has also guaranteed the obligations of one of its subsidiaries to provide funding of up to approximately £4.2 million ($6.8 million) to a joint venture whose business is the provision of programming content. If the relevant subsidiary fails to provide such funding, under the shareholder arrangements relating to this joint venture, such subsidiary may be sued for damages. In addition, under the shareholder arrangements relating to this joint venture, the relevant joint venture partner may have the option to compulsorily acquire NTL Europe’s indirect interest in the relevant joint venture at 70% of fair market value, resulting in NTL Europe’s selling its indirect interest at a potential loss. NTL Europe believes that it has various defenses and protections against such actions and intends to enforce vigorously its rights and protections. NTL Europe intends to negotiate with its joint venture partner to address these issues. These negotiations may not be successful and NTL Europe may not be able to retain its current interest in this joint venture company. The relevant subsidiary has ceased doing business and currently is in the process of being wound up.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

9.	Investments in and Loans to Affiliates (continued)

The Company’s investments in and loans to affiliates are as follows:

	December 31, 2002		December 31, 2001

	Ownership	Balance	Ownership	Balance

	(dollars in millions)
B2	34.01%	$—	34.01%	$92.5
iesy	32.50%	—	32.50%	73.0
Others		—		44.0

Total equity investments		—		209.5
Total cost investments		7.8		6.6

Total		$7.8		$216.1

The Company has reclassified $16.7 million of credit balances to “Other Long-Term Liabilities,” which related to investments where the Company has funding commitments and losses to date, which have exceeded the Company’s investment.

A summary of combined financial information as reported by the Company’s equity investees is set forth below (unaudited):

	December 31,	December 31,
	2002	2001

	(in millions)
Current assets	$157.7	$284.9
Fixed assets, net	414.5	391.7
Other assets	385.2	801.4

Total assets	$957.4	$1,478.0

Current liabilities	$138.2	$185.5
Non current liabilities	891.5	837.6
Total shareholders’ equity	(72.3)	454.9

Total liabilities and shareholders’ equity	$957.4	$1,478.0

	Year Ended
	December 31

	2002	2001	2000

	(in millions)
Revenues	$145.4	$126.2	$115.3
Operating (loss)	(431.5)	(254.7)	(225.1)
Net (loss)	(412.4)	(374.5)	(296.6)

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.	Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

December 31,
2002

(in millions)
Interest payable	27.2
Accrued expenses	0.2
Payable to subsidiaries	16.3
Long term debt:
5 3/4% Convertible Subordinated Notes	1,200.0

Total	$1,243.7

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding preferred stock of Old NTL and long-term debt of Old NTL and NTL Delaware was canceled.

11.	Long-Term Debt

Long-term debt, exclusive of amounts subject to compromise, consisted of:

	December 31,	December 31,
	2002	2001

	(in millions)
5 3/4% Convertible Subordinated Notes	$—	$1,200.0
Cablecom:
Term Loan Facility	1,951.8	1,626.8
Revolving Facility	762.7	527.2
Other	4.8	6.2

	2,719.3	3,360.2
Less current portion	2,719.3	3,360.2

	$—	$—

NTL Delaware had $1,200.0 million 5 3/4% Convertible Subordinated Notes due December 15, 2009 which were canceled on the Effective Date pursuant to the Plan. Interest of 5 3/4% per annum was payable semiannually from June 15, 2000. The notes were convertible into shares of Old NTL’s common stock at a conversion price of $108.18 per share.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11.	Long-Term Debt (continued)

In March 2000, Cablecom borrowed CHF 2,700.0 million ($1,951.8 million and $1,626.8 million at December 31, 2002 and 2001, respectively) under its term loan facility in connection with the acquisition of the Cablecom business. Interest is payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment. The effective interest rate was 3.51% and 5.27% at December 31, 2002 and 2001, respectively. Although the term loan facility was originally scheduled to mature on April 30, 2003, upon the request of Cablecom, the maturity date has been extended to the business day following May 31, 2003, with an additional automatic extension to June 30, 2003 under certain circumstances.

Cablecom had the option to draw on a revolving facility of up to an additional CHF 1,400 million. The amount available had been capped at CHF 1,055 million although the availability may be increased with the consent of the requisite majority of the lenders. At December 31, 2002 and 2001, Cablecom had borrowed CHF 1,055.0 million ($762.7 million) and CHF 875.0 million ($527.2 million), respectively, and Cablecom has subsequently borrowed an additional CHF 37 million for accrued interest payments. Interest is payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment. The effective rate of interest was 3.71% and 5.49% at December 31, 2002 and 2001, respectively. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized. Although the revolving facility was originally scheduled to mature on April 30, 2003, upon the request of Cablecom, the maturity date has been extended to the business day following May 31, 2003, with an additional automatic extension to June 30, 2003 under certain circumstances.

As described in more detail in Note 21 (Commitments and Contingent Liabilities – Cablecom), Cablecom does not have sufficient resources to satisfy these bank obligations. In addition, Cablecom and two of its subsidiaries are “overindebted” under Swiss law and, accordingly, may be required to file for insolvency proceedings in Switzerland. Cablecom and its lenders have been involved in ongoing discussions regarding a complete financial restructuring of Cablecom which will, among other things, reduce the amount of bank debt outstanding, extend the maturity date thereof and resolve the Swiss overindebtedness issue. In the event that such negotiations are unsuccessful, the Company expects to be deprived of all of its ownership interest in Cablecom in the near future. Further, even if such negotiations are successful, the Company expects to be left with no more than a small minority interest in Cablecom. Accordingly, the Company anticipates that, in the near future, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations. In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends, distributions or other payments have ever been or will be made by Cablecom to the Company.

In February 2001, $109.5 million principal amount of Old NTL’s 7% Convertible Subordinated Notes due December 15, 2008 were converted into 2.8 million shares of Old NTL’s common stock at the applicable conversion price of $39.20 per share. Old NTL issued as a premium on the conversion an additional 0.5 million shares which were valued at the closing common stock price on the dates of conversion. The premium, which amounted to $17.6 million, was included in Old NTL’s interest expense. Additionally accrued and unpaid interest of $1.2 million at the time of the conversion was waived by the holders of the convertible notes.

Long-term debt repayments are due as follows (in millions). The table reflects the Company’s contractual obligations as of December 31, 2002 as adjusted for the emergence from Chapter 11 reorganization.

Year ending December 31:
2003	$2,714.7
2004	0.9
2005	0.1
2006	0.1
2007	0.1
Thereafter	3.4

Total debt repayments	2,719.3
Less: current portion	2,719.3

$—

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12.	Derivative Financial Instruments

Effective January 1, 2001, Old NTL adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in the results of operations or in other comprehensive loss, depending on whether a derivative is designated as a fair value or cash flow hedge. The ineffective portion of all hedges is recognized in the results of operations. Beginning in October 1, 2001, Old NTL has recorded the change in the fair value of derivatives related to changes in time value each period in other comprehensive loss for certain qualifying cash flow hedges.

On January 1, 2001, Old NTL and its subsidiaries recorded all of their outstanding derivative instruments at their fair value. The outstanding derivative instruments were comprised of a number of zero cost collars to hedge exposure to floating interest rates on certain of its debt. The aggregate fair value on January 1, 2001 was a liability of $2.2 million, which was recorded as other comprehensive loss.

At December 31, 2002, Cablecom had zero cost collars, with a notional amount of CHF 1,200.0 million, to hedge exposure to the floating interest rate indebtedness incurred under the Cablecom term loan facility and revolving loan facility.

13.	Non-Cash Compensation

In July 2001, the Compensation and Option Committee of Old NTL’s Board of Directors approved modifications to certain stock options. The latest possible expiration date of options to purchase an aggregate of approximately 4.7 million shares of Old NTL’s common stock with exercise prices from $0.17 to $14.76 per share was extended from July 30, 2001 to October 2004, as applicable, to January 30, 2006. Old NTL recognized non-cash compensation expense of $30.6 million based on the excess of the quoted market price of Old NTL’s common stock on the date of the modification of $12.05 per share over the exercise price per share. All options to purchase shares of Old NTL’s common stock were canceled on the Effective Date pursuant to the Plan.

14.	Other Charges Including Restructuring Charges

Other charges of $3.5 million in 2002 are for the integration of acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. Other charges of $12.1 million in 2001 include restructuring charges of $6.8 million and costs of $5.3 million incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting.

Restructuring charges of $6.8 million for the year ended December 31, 2001 relates to Old NTL’s actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. These costs were for approximately 225 employees to be terminated, none of whom are still employed by the Company as of December 31, 2002.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

14.	Other Charges Including Restructuring Charges (continued)

The following table summarizes the restructuring charges incurred and utilized in 2001 and 2002:

Employee
Severance
and Related Costs

Charged to expense	$6.8
Utilized	—

Balance, December 31, 2001	6.8
Utilized	(4.6)

Balance, December 31, 2002	$2.2

15.	Income Taxes

Significant components of the provision/(benefit) for income taxes attributable to continuing operations consists of the following:

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Current:
Federal	$(4.6)	$—	$—
Foreign	3.4	0.3	—

Total current	(1.2)	0.3	—

Deferred:
Foreign	(128.2)	(51.3)	(23.2)

Total deferred	(128.2)	(51.3)	(23.2)

	$(129.4)	$(51.0)	$(23.2)

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

15.	Income Taxes (continued)

The Company’s deferred tax benefit relates primarily to operating loss carryforwards for which benefit was recognized to the extent of deferred tax liabilities. In addition, during the year ended December 31, 2002, Old NTL merged certain Swiss subsidiaries and identified additional tax losses within the merged entity, which allowed Old NTL to recognize a deferred tax benefit for tax losses to the extent that the tax losses offset existing deferred tax liabilities of the newly merged entity. The federal current benefit relates to utilization of operating losses to offset income from discontinued operations related to the sale of NTL Australia.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:

	December 31,

	2002	2001

	(in millions)
Deferred tax liabilities:
Intangibles	$15.9	$23.0
Fixed assets	137.4	139.4
Accounts receivable	78.0	—
Other	0.3	2.2

Total deferred tax liabilities	231.6	164.6
Deferred tax assets:
Net operating losses	751.9	174.9
Investment and other	65.9	46.0

Total deferred tax assets	817.8	220.9
Valuation allowance for deferred tax assets	(616.9)	(200.5)

Net deferred tax assets	200.9	20.4

Net deferred tax (assets) liabilities	$30.7	$144.2

At December 31, 2002, Old NTL had a valuation allowance against its deferred tax assets to the extent it was not more likely than not that such assets would be realized in the future.

At December 31, 2002, Old NTL had net operating loss carryforwards of approximately $300 million for U.S. federal income tax purposes that expire in varying amounts commencing in 2009. Old NTL also has Swiss net operating loss carryforwards of approximately $2.5 billion that expire in varying amounts commencing in 2008.

As discussed in Note 1, the Company emerged from Chapter 11 bankruptcy on January 10, 2003. A restructuring of the Company’s debt will give rise to cancellation of indebtedness income (“COD”) in 2003, which will be non-taxable since the debt cancellation is in connection with a bankruptcy reorganization. However, to the extent that such amount is excluded from U.S. taxable income, certain tax attributes are subject to reduction, including certain U.S. net operating loss carryforwards and U.S. capital loss carryforwards. The reduction of tax attributes should have no material impact on the Company’s financial statement position since the deferred tax assets related to these tax attributes are offset by a corresponding valuation allowance. Furthermore, the reorganization will cause an ownership change pursuant to Internal Revenue Code Section 382. Section 382 will severely limit the Company’s ability to utilize any remaining U.S. net operating loss carryforwards and may limit the Company’s ability to deduct any built-in losses recognized within the subsequent five-year period.

In 2002, the Internal Revenue Service completed its federal income tax audit of Old NTL for the years 1996, 1997 and 1998. The audit resulted in a reduction in U.S. net operating loss carryforwards that had no material impact on the Company.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

15.	Income Taxes (continued)

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows:

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Expected tax expense/benefit at federal statutory rate (35%)	$(493.2)	$(659.7)	$(203.9)
Increase/(decrease) resulting from:
Non-deductible asset impairments	299.0	323.2	—
Foreign losses with no benefit	(0.1)	171.5	200.3
U.S. losses with no benefits	61.8	113.8	(19.6)
Other	2.9	0.2	—

	$(129.4)	$(51.0)	$(23.2)

16.	Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets approximate fair value.

Marketable securities: The carrying amounts reported in the consolidated balance sheets approximate fair value.

Long-term debt: The December 31, 2001 carrying amounts of the Old NTL bank credit facilities approximate their fair values. The fair values presented for the credit facilities at December 31, 2002, represent the values calculated in accordance with the application of fresh-start accounting, used in connection with the Company’s emergence from bankruptcy. The fair values of Old NTL’s other now-canceled debt at December 31, 2001 were based on their quoted market prices. At December 31, 2002, the fair value of the Convertible Notes, represents the approximate distribution value, which the holders of such debt received upon the Company’s emergence from bankruptcy on January 10, 2003.

The carrying amounts and fair values of Old NTL’s financial instruments are as follows:

	December 31, 2002		December 31, 2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in millions)
Cash and cash equivalents	$204.9	$204.9	$91.0	$91.0
Marketable securities	13.1	13.1	—	—
Long-term debt:
5 3/4% Convertible Notes	1,200.0	250.8	1,200.0	132.0
Term loan facility	1,951.8	1,031.4	1,626.8	1,626.8
Revolving facility	762.7	403.0	527.2	527.2

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

17.	Related Party Transactions

On the Effective Date, NTL Europe entered into a Transitional Services Agreement with New NTL. Under the Transitional Services Agreement, New NTL has agreed to provide NTL Europe with certain administrative and technical support for a limited period of time where its personnel had previously been providing support to the companies now comprised within NTL Europe’s group of companies. New NTL has agreed to provide NTL Europe with support if and when requested in the following areas: accounting, payroll and financial reporting support, technical and purchasing assistance to NTL Europe’s Spanish business, access to New NTL’s internal legal and tax advisors with respect to historic matters and continued support in the management and monitoring of certain of the joint ventures in which NTL Europe has investments. This agreement provides that New NTL’s employees shall, as appropriate, prioritize work performed for New NTL ahead of work performed on behalf of NTL Europe.

In addition, under the Transitional Services Agreement, New NTL provides the services of five of its employees to NTL Europe seconded on a full-time basis for a period of up to two years (at NTL Europe’s option) and permits NTL Europe and its group of companies to continue to use the “NTL” name for a period of up to one year, in the case of NTL Europe, and three years, in the case of certain other of its subsidiaries.

NTL Europe pays New NTL pre-determined charges set out in the Transitional Services Agreement in respect of the services provided by New NTL and its subsidiaries under the agreement based on the amount of time spent by the relevant personnel in carrying out such work.

On September 28, 2001, NTL Communications Corp. loaned Old NTL $150.0 million in cash and received 15.0% Promissory Notes due September 30, 2004. Interest was payable monthly in cash at a rate of 15.0% per annum beginning on October 31, 2001. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, these notes were canceled.

On April 5, 2002, following receipt of the proceeds from the sale of NTL Australia, NTL Delaware loaned £90.0 million to NTL (UK) Group, Inc. Such loan was actually made (with the approval of the lenders under the UK credit facilities) to NTL (UK) Group, Inc. and then on-lent to certain subsidiaries of NTL (UK) Group, Inc. Interest on the note was at 23% per annum, compounded semiannually, and was payable, in cash, on the earlier of April 1, 2006 or the redemption date of the notes. In connection with the DIP facility, the current interest rate on this loan had been reduced from 23% per annum to 11% per annum. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, such debt was repaid.

Pursuant to the DIP facility, all funding needs of the debtors were funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement. Communications Cable Funding Corp. had entered into intercompany note agreements with Old NTL and NTL Delaware to evidence such transactions. The notes earned interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum increased incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, such debt in the amount of $69.3 million was repaid.

Certain former officers and directors of Old NTL were also officers and directors of ATX Communications, Inc. (“ATX”) (formerly known as CoreComm Holdco, Inc.). On April 12, 2001, Old NTL purchased $15.0 million of an unsecured convertible note from ATX and received warrants to purchase 770,000 shares of ATX common stock at an exercise price of $0.01 per share that expire in April 2011. In addition, concurrently with the note purchase and without additional compensation, Old NTL entered into a network and software agreement with ATX, which agreement is now with New NTL. Under the agreement, ATX will provide U.S. network for Internet traffic from New NTL’s UK customers for three years, as well as a royalty free license to use certain billing and provisioning software and know-how. Interest on the notes is at 10.75% per annum, payable semiannually beginning on October 15, 2001. The interest is payable in kind by the issuance of additional notes in such principal amount equal to the interest payment that is then due. The notes are convertible into ATX common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment. Additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of ATX common stock for a specified period. Old NTL and ATX agreed to certain modifications to the conversion feature in connection with ATX’s recapitalization in December 2001.

Premium TV has entered into a number of agreements with New NTL, pursuant to which Premium TV receives certain operational services covering premises, connectivity, hosting, technology and other corporate volume purchasing benefits. Premium TV has a co-marketing agreement linked with New NTL’s broadband product and an agreement with New NTL where New NTL is able to exploit Premium TV’s pay per view rights.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

17.	Related Party Transactions (continued)

In 1999, NTL Broadcast established two subsidiaries, located in Thailand and Malaysia. Following consummation of the Plan, the Company maintained ownership of the operations in Malaysia and Thailand through two companies, NTL Broadcast Sdn and NTL Broadcast (Thailand) Ltd. (together, “NTL Asia”). The two subsidiaries are managed as one business. Separately, New NTL maintains a branch office in Singapore. The Company’s subsidiaries rely on New NTL’s Singapore office for administration and other support services. The Company has entered into an agreement to jointly manage the business of NTL Asia with New NTL.

18.	Shareholder’s Equity

Sales of Preferred Stock, Common Stock and Warrants

In August 1999, the Company received $1,000.0 million in cash from France Telecom in exchange for 750,000 shares of the Company’s 5% Cumulative Participating Convertible Preferred Stock and 4.2 million shares of the Company’s common stock.

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

In December 1998, the Company issued 52,000 shares of 9.9% Non-voting Mandatorily Redeemable Preferred Stock, Series B (the “Series B Preferred Stock”) in connection with an acquisition. Each share of Series B Preferred Stock had a stated value of $1,000. Cumulative dividends accrued at 9.9% of the sated value per share. Dividends were payable when and if declared by the Board of Directors.

The changes in the number of shares of Series Preferred Stock, excluding the Redeemable Preferred Stock were as follows:

	Convertible	9.9%	9.9%
	Series A	Series A	Series B	5.25%	5%

Balance, December 31, 1998	—	125,000	52,000	—	—
Issued for cash	—	—	—	500,000	750,000
Issued for dividends	—	—	—	25,000	5,000
Redemption	—	(125,000)	—	—	—

Balance, December 31, 1999	—	—	52,000	525,000	755,000
Issued for dividends	—	—	—	3,000	19,000
Conversion into common stock	—	—	—	(528,000)	—
Corporate restructuring	—	—	(52,000)	—	(774,000)

Balance, December 31, 2001 and 2000	—	—	—	—	—

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Stock Options

All of Old NTL’s outstanding stock options were canceled on the Effective Date pursuant to the Plan. The stock option plans described below covered certain of the Company’s employees, as well as employees of the discontinued operations.

There were 335,000 shares and 2,733,000 shares of common stock reserved for issuance under the 1991 Stock Option Plan and the 1993 Stock Option Plan, respectively. These plans provided that incentive stock options (“ISOs”) would be granted at the fair market value of Old NTL’s common stock on the date of grant, and nonqualified stock options (“NQSOs”) would be granted at not less than 85% of the fair market value of Old NTL’s common stock on the date of grant. Options were exercisable as to 20% of the shares subject thereto on the date of grant and became exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remained an employee of Old NTL. Options expired ten years after the date of the grant.

There were 16,000 shares and 67,000 shares of common stock reserved for issuance under 1991 and 1993 Non-Employee Director Stock Option Plans, respectively. Under the terms of these plans, options would be granted to members of the Board of Directors who were not employees of Old NTL or any of its affiliates. These plans provided that all options would be granted at the fair market value of Old NTL’s common stock on the date of grant, and options would expire ten years after the date of the grant. Options were exercisable as to 20% of the shares subject thereto on the date of grant and became exercisable as to an additional 20% of the shares subject thereto on each subsequent anniversary of the grant date while the optionee remained a director of Old NTL. Options expired ten years after the date of the grant.

There were 19,684,000 shares of common stock reserved for issuance under the 1998 Non-Qualified Stock Option Plan. The exercise price of a NQSO would have been determined by the Compensation and Option Committee. Options were generally exercisable ratably over five to ten years while the optionee remained an employee of Old NTL. Options expired ten years after the date of the grant.

In December 2000, the Board of Directors of Old NTL approved the rescission of the exercise of ISOs for 156,000 shares of Old NTL’s common stock, and Old NTL returned cash of $1.1 million. The rescission was accounted for as a modification of the original options that resulted in a new measurement date. On the new measurement date, Old NTL recognized no compensation expense.

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if Old NTL had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rates of 4.47%, 4.47% and 5.30%, respectively, dividend yield of 0%, volatility factor of the expected market price of Old NTL’s common stock of .702, .702 and .385, respectively, and a weighted-average expected life of the option of 10 years.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

18. Shareholder’s Equity (continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Old NTL’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effects of applying SFAS No. 123 on pro forma disclosures of net loss and net loss per share for the years ended December 31, 2002, 2001 and 2000 are not likely to be representative of the pro forma effects on net loss and net loss per share in future years. Had compensation for stock options granted by Old NTL been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net loss would have been changed to the following pro forma amounts:

	Year Ended December 31,

	2002	2001	2000

	(in millions, except per share data)
Net (loss)	$(3,658.6)	$(13,706.8)	$(2,967.0)
Pro forma net (loss)	$(3,922.9)	$(13,975.1)	$(3,222.8)

A summary of Old NTL’s stock option activity and related information for the years ended December 31 follows:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

	(in millions)		(in millions)		(in millions)
Outstanding — beginning of year	71.9	$36.13	61.4	$41.52	29.2	$24.60
Granted	—	—	14.3	12.55	34.8	54.90
Exercised	—	—	(1.1)	11.93	(2.1)	17.13
Forfeited	(3.7)	39.09	(2.7)	42.46	(0.5)	83.31

Outstanding — end of year	68.2	$36.06	71.9	$36.13	61.4	$41.52

Exercisable at end of year	34.3	$30.37	24.7	$27.50	16.3	$21.82

Weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2002, 2001 and 2000 is $5.69, $5.69 and $32.19 respectively.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

18. Shareholder’s Equity (continued)

The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2002:

	Stock Options Outstanding			Stock Options Exercisable

		Weighted-	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

	(in millions)			(in millions)
$ 0.35 to $9.36	4.4	3.1 Years	$5.434	4.3	$5.434
$10.00 to $18.40	14.8	4.2 Years	$11.136	8.0	$12.082
$19.86 to $27.84	12.9	6.6 Years	$23.395	8.2	$23.305
$28.06 to $35.64	0.6	6.3 Years	$30.372	0.5	$30.477
$36.12 to $40.19	0.8	7.2 Years	$38.823	0.5	$38.629
$42.44 to $47.44	13.0	7.4 Years	$44.437	4.5	$44.397
$48.38 to $53.76	4.6	6.6 Years	$50.383	3.2	$50.400
$57.60 to $63.63	16.6	6.8 Years	$63.409	4.7	$62.986
$68.20 to $75.56	0.1	7.1 Years	$75.413	0.1	$75.401
$91.13 to $97.50	0.4	7.1 Years	$93.713	0.3	$93.713

Total	68.2			34.3

As of December 31, 2002, Old NTL had 171.8 million shares of its common stock reserved for issuance upon the exercise of warrants and stock options and the conversion of debt and preferred stock, all of which have now been canceled.

19. Employee Benefit Plans

Cablecom operates a defined benefit pension plan in Switzerland. The assets of the Plan are held separately from those of the Company and are invested in specialized portfolios under the management of an investment group. The pension cost is calculated using the attained age method.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. Employee Benefit Plans (continued)

At December 31, 2002, the projected benefit obligations of Old NTL’s defined benefit pension plans exceeded the fair value of the plan assets by $44.5 million. The projected benefit obligations, accumulated benefit obligations and fair value of plan assets were $156.4 million, $125.1 million and $112.0 million, respectively, at December 31, 2002.

	Year Ended
	December 31,

	2002	2001

	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$145.7	$122.2
Disposition	(21.8)	—
Service cost	7.4	7.4
Interest cost	6.3	5.5
Actuarial losses (gains)	10.3	12.4
Benefits paid	(4.2)	(3.1)
Foreign currency exchange rate changes	12.7	1.2

Benefit obligation at end of year	$156.4	$145.6

Change in plan assets
Fair value of plan assets at beginning of year	$142.3	$151.0
Disposition	(15.8)	—
Actual return on plan assets	(30.9)	(15.0)
Company contributions	4.7	4.5
Plan participants’ contributions	3.5	3.4
Benefits paid	(4.2)	(3.1)
Foreign currency exchange rates changes	12.4	1.5

Fair value of plan assets at end of year	$112.0	$142.3

Funded status of the plan	$(44.5)	$(3.4)
Unrecognized net actuarial (gains) losses	61.3	17.8
Unrecognized transition obligation	0.5	0.8

Net amount recognized	$17.3	$15.2

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$16.8	$14.4
Accrued benefit liability	(30.5)	—
Intangible asset	1.0	0.8
Accumulated other comprehensive loss	30.0	—

Net amount recognized	$17.3	$15.2

	Year Ended December 31,

	2002	2001

Actuarial assumptions:
Discount rate	4.00%	4.50%
Rate of compensation increase	1.00%	2.00%
Expected long-term rate of return on plan assets	4.00%	5.50%

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

19. Employee Benefit Plans (continued)

The components of net pension costs are as follows:

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Service cost	$7.4	$7.4	$6.1
Interest cost	6.3	5.5	5.5
Expected return on plan assets	(6.3)	(8.7)	(13.7)
Plan participants’ contributions	(3.5)	(3.4)	(2.8)
Net amortization and deferral	—	(0.5)	4.0

	$3.9	$0.3	$(0.9)

20. Leases

Future minimum annual payments at December 31, 2002 are as follows (in millions). The table reflects Old NTL’s contractual obligations.

Operating
Leases

Year ending December 31:
2003	$4.8
2004	5.1
2005	5.1
2006	5.3
2007	5.5
Thereafter	6.9

Total minimum lease payments	$32.7

Leases for buildings, office space and equipment extend through 2019. Total rental expense for the years ended December 31, 2002, 2001 and 2000 under operating leases was $7.0 million, $16.4 million and $10.0 million, respectively.

21. Commitments and Contingent Liabilities

At December 31, 2002, Old NTL was committed to pay approximately $121.8 million for equipment and services and for investments in and loans to affiliates. This amount included approximately $48.7 million for operations and other commitments from January 1, 2004 to 2013. The aggregate amount of the fixed and determinable portion of these obligations for the succeeding fiscal years is as follows (in millions):

Year Ending
December 31:

2003	$73.1
2004	9.2
2005	9.2
2006	1.4
2007	1.4

$94.3

The Company is involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

21. Commitments and Contingent Liabilities (continued)

Morgan Stanley

In connection with the bar date for filing of securities laws claims against the debtors pursuant to an order of the bankruptcy court, proofs of claim were filed against Old NTL, NTL Delaware and NTL Communications by Morgan Stanley Senior Funding Inc. for $11.4 million. These claims were asserted by Morgan Stanley Senior Funding Inc. in respect of alleged unpaid financing fees for commitments of capital made in 1999. The Company believes it has meritorious defenses to these claims and on May 8, 2003 filed an objection to these claims. At this time, the Company cannot predict the outcome of these claims.

B2 (Bredband) AG

On April 15, 2002, a funding request for approximately $20 million was received by Old NTL under the terms of the investment agreement relating to Old NTL’s investment in B2. Old NTL informed B2 and the other principal investors that it was not in a position to comply with the request for funding. The B2 investment agreement provides that if Old NTL fails to provide such funding, it may be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ agreement including its interest in B2.

On October 4, 2002, Old NTL filed a motion with the bankruptcy court to reject the B2 investment agreement and shareholders’ agreement under section 365 of the bankruptcy code, and the bankruptcy court subsequently authorized Old NTL’s rejection of the agreements. On November 8, 2002, B2 and the other principal shareholders filed proofs of claim with the bankruptcy court asserting their right to recover: (1) approximately $20 million from Old NTL in respect of the unpaid funding request; (2) unspecified damages for Old NTL’s failure to perform under the relevant agreements; and (3) unspecified costs and expenses incurred in the exercise of their remedies under the agreements, and reserved their other rights to avail themselves of any remedies under the agreements.

On April 30, 2003, NTL Delaware, together with its subsidiaries NTL Sweden SPV Inc. and Nogenta Swedish Acquisition Holding B.V., entered into an agreement with B2 and the other principal shareholders of B2 relating to, among other things, the transfer of the Company’s securities in B2. Under the agreement, the NTL Europe parties have agreed to transfer their interest in B2 to certain other shareholders of B2 in exchange for approximately $375,000 in cash or certain securities of a B2 affiliate and mutual releases among the parties relating to a dispute stemming from an April 15, 2002 funding request for approximately $20 million. In connection with the mutual releases, the agreement provides that B2 and the other principal shareholders will withdraw, or otherwise assist NTL Delaware in obtaining bankruptcy court denial of, the proofs of claim filed by B2 and the other principal shareholders in the bankruptcy court. The closing of this transaction is subject to customary closing conditions, but the NTL Europe releases are effective unless the NTL Europe parties breach their respective obligations under the agreement.

Cablecom

Cablecom is the principal borrower under an amended and restated credit agreement dated as of April 30, 2002 and effective as of May 2, 2002. Under the credit agreement, Cablecom and one of its subsidiaries are indebted in an amount of approximately CHF 3,792 million (which includes recent accrued interest payments). Although the credit facility was originally scheduled to mature on April 30, 2003, upon the request of Cablecom, the maturity date has been extended to the business day following May 31, 2003, with an additional automatic extension to June 30, 2003 under certain circumstances. In addition, Cablecom has been notified by the lenders that it is in default under the credit agreement. Accordingly, the lenders could seek to accelerate the maturity of the credit facility at any time.

Cablecom does not have the resources to repay the bank debt when it comes due, whether on the extended maturity date or upon the acceleration thereof. Further, as security for its guaranty of Cablecom’s obligations under the credit agreement, NTL Cablecom Holding GmbH, the parent entity of Cablecom, has pledged to the lenders all of the shares of Cablecom. Accordingly, upon the maturity of the credit facility, whether upon acceleration or otherwise, the lenders could seek to exercise their rights under the pledge. In such an event, although the Company would not be liable for any of Cablecom’s obligations, it would be deprived of all of its ownership interest in Cablecom.

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

21. Commitments and Contingent Liabilities (continued)

In addition, Cablecom and two of its subsidiaries are “overindebted” under Swiss law. If Cablecom is unsuccessful in consummating a transaction with its lenders to resolve that “overindebtedness” issue in the near future, the board of directors of Cablecom may be required to file for insolvency proceedings under Swiss law. Further, on April 9, 2003, in accordance with Swiss law, the board of directors of Cablecom received a letter from its auditors, Ernst & Young AG, notifying the board of Cablecom that Cablecom and some of its subsidiaries are “overindebted” and, if there is no consensual settlement on the overall financial restructuring of Cablecom or an extension of the maturity date or any other measures taken which would cure the “overindebtedness,” the board would be required to notify a Swiss court and deposit the balance sheets for Cablecom and its subsidiaries immediately, thereby commencing insolvency proceedings. If Cablecom files for insolvency proceedings, it is unlikely that the Company will retain any interest in Cablecom.

In order to seek to address the foregoing issues, Cablecom is currently in negotiations with its lenders regarding an overall financial restructuring of Cablecom. If consummated, such restructuring is expected to include a reduction in the amount of debt outstanding, an extension of maturity date of such debt and control of Cablecom being assumed by the lenders. As part of such negotiations, the “Company” is seeking to retain a small minority interest in Cablecom in consideration for its cooperation in permitting Cablecom to reach a consensual restructuring plan with its lenders. There is, however, no assurance that such negotiations will be successful. Further, whether or not such negotiations are successful, the Company expects to be deprived of the Company’s controlling interest in Cablecom in the near future. After such occurrence, the results of Cablecom will not be reported as part of the Company’s consolidated results of operations.

On May 1, 2003, Owl Creek Asset Management, L.P., one of Old NTL’s creditors, filed an amended complaint against CRT Capital Group LLC, New NTL and NTL Europe in U.S. Bankruptcy Court for the Southern District of New York. The amended complaint concerns certain “when-issued” trades of New NTL’s common stock made by Owl Creek with CRT prior to a subsequent modification of Old NTL’s plan of reorganization. Under the modified plan, Old NTL’s creditors were entitled to receive only one-fourth the number of shares of New NTL common stock contemplated prior to the modification. Therefore, certain holders of New NTL common stock sold more stock on the “when-issued” market than they ultimately received under the amended plan. On January 16, 2003, the bankruptcy court entered an order providing that sellers of New NTL’s common stock on the “when-issued” market may settle such trades by reducing the number of shares traded in each such transaction by 25% and increasing the per share purchase price for such shares by 400%. The order provided that buyers in such trades were required to accept such a settlement, but the order was dissolved on February 5, 2003. In addition to its claims against CRT, Owl Creek has asserted claims against New NTL and NTL Europe for breach of fiduciary duty, gross negligence, breach of contract, promissory estoppel, contribution and indemnification, alleging that Old NTL’s creditors should have been better informed of the changes to New NTL’s common stock under the plan. Since the securities that are the subject of the complaint are those of New NTL, NTL Europe does not believe that it has any material exposure with respect to this claim.

22. Geographic Information

	United States	Switzerland	Other	Total

	(in millions)
2002
Revenues	$—	$401.6	$30.6	$432.2
Long-lived assets	19.1	2,196.8	74.9	2,290.8
2001
Revenues	$—	$329.2	$58.6	$387.8
Long-lived assets	28.1	2,631.6	311.1	2,970.8
2000
Revenues	$—	$202.5	$24.3	$226.8
Long-lived assets	16.7	3,828.1	910.2	4,755.0

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

23. Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization

The following consolidating financial statements of Old NTL and subsidiaries as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 is being provided pursuant to AICPA Statement of Position 90-7. Old NTL, NTL Delaware, NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. are included in Entities in Reorganization. All other wholly owned direct and indirect subsidiaries of Old NTL are included in Entities Not in Reorganization.

(in millions)

	Year Ended December 31, 2002

		Entities Not
	Entities in	in
Statements of Operations	Reorganization	Reorganization	Adjustments	Consolidated

Revenue	$—	$432.2	$—	$432.2
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	—	160.2	—	160.2
Selling, general and administrative expenses	3.7	154.8	(8.7)	149.8
Asset impairments	—	854.3	—	854.3
Other charges	—	3.5	—	3.5
Corporate expenses	0.6	—		0.6
Depreciation	0.7	221.9	—	222.6
Amortization	12.7	82.4	—	95.1

	17.7	1,477.1	(8.7)	1,486.1

Operating loss	(17.7)	(1,044.9)	8.7	(1,053.9)
Other income (expense)
Interest income and other, net	6.5	(13.0)	0.2	(6.3)
Interest expense (contractual interest of $198.2 (2002))	(24.3)	(128.0)	(3.4)	(155.7)
Share of (losses) from equity investments	(1,353.5)	(22.4)	1,176.7	(199.2)
Other gains (losses)	1.1	1.9	—	3.0
Foreign currency transaction gains	9.1	—	(0.1)	9.0

(Loss) before recapitalization items, income taxes and discontinued operations	(1,378.8)	(1,206.4)	1,182.1	(1,403.1)
Recapitalization items, net	(7.1)	(5.2)	7.5	(4.8)

(Loss) before income taxes and discontinued operations	(1,385.9)	(1,211.6)	1,189.6	(1,407.9)
Income tax (expense) benefit	4.6	129.4	(4.6)	129.4

(Loss) from continuing operations	(1,381.3)	(1,082.2)	1,185.0	(1,278.5)
Discontinued operations:
(Loss) from discontinued operations, net of taxes	(4,762.0)	(1,737.4)	4,125.0	(2,374.4)
(Loss) gain on sale of discontinued operations, net of taxes	(5.7)	31.4	(31.4)	(5.7)

(Loss) from discontinued operations	(4,767.7)	(1,706.0)	4,093.6	(2,380.1)

Net (loss)	$(6,149.0)	$(2,788.2)	$5,278.6	$(3,658.6)

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

23. Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)

	Year Ended December 31, 2001

		Entities Not
	Entities in	in
Statements of Operations	Reorganization	Reorganization	Adjustments	Consolidated

Revenue	$—	$387.8	$—	$387.8
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	—	161.6	—	161.6
Selling, general and administrative expenses	5.9	186.0	(8.1)	183.8
Asset impairments	—	887.0	(401.2)	485.8
Other charges	—	12.1		12.1
Corporate expenses	12.8	—		12.8
Depreciation	2.7	165.3		168.0
Amortization	2.9	385.1		388.0

	24.3	1,797.1	(409.3)	1,412.1

Operating loss	(24.3)	(1,409.3)	409.3	(1,024.3)
Other income (expense)
Interest income and other, net	5.7	14.2	2.3	22.2
Interest expense	(69.0)	(126.0)	5.1	(189.9)
Share of (losses) from equity investments	(1,635.7)	(40.6)	1,056.4	(619.9)
Other gains (losses)	(109.3)	50.4	(0.4)	(59.3)
Foreign currency transaction (losses)	(9.7)	(4.0)	—	(13.7)

(Loss) before recapitalization items, income taxes and discontinued operations	(1,842.3)	(1,515.3)	1,472.7	(1,884.9)
Recapitalization items, net	—	—	—	—

(Loss) before income taxes and discontinued operations	(1,842.3)	(1,515.3)	1,472.7	(1,884.9)
Income tax benefit	2.4	48.6	—	51.0

(Loss) from continuing operations	(1,839.9)	(1,466.7)	1,472.7	(1,833.9)
Discontinued operations:
(Loss) from discontinued operations, net of taxes	(11,867.1)	(30.7)	24.9	(11,872.9)
Gain on sale of discontinued operations, net of taxes	—	—	—	—

(Loss) from discontinued operations	(11,867.1)	(30.7)	24.9	(11,872.9)

Net (loss)	$(13,707.0)	$(1,497.4)	$1,497.6	$(13,706.8)

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

23. Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)

	Year Ended December 31, 2000

		Entities Not
	Entities in	in
Statements of Operations	Reorganization	Reorganization	Adjustments	Consolidated

Revenue	$—	$226.8	$—	$226.8
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	—	88.9	—	88.9
Selling, general and administrative expenses	—	103.1	—	103.1
Asset impairments	—	—		—
Other charges	—	—		—
Corporate expenses	14.5	—		14.5
Depreciation	2.3	99.3	(14.2)	87.4
Amortization	2.7	282.0	14.6	299.3

	19.5	573.3	0.4	593.2

Operating loss	(19.5)	(346.5)	(0.4)	(366.4)
Other income (expense)
Interest income and other, net	29.1	(2.6)	7.6	34.1
Interest expense	(68.6)	(84.0)	12.9	(139.7)
Share of (losses) from equity investments	(437.5)	—	391.2	(46.3)
Other gains (losses)	—	—	—	—
Foreign currency transaction gains	(63.0)	—	(1.4)	(64.4)

(Loss) before recapitalization items, income taxes and discontinued operations	(559.5)	(433.1)	409.9	(582.7)
Recapitalization items, net	—	—	—	—

(Loss) before income taxes and discontinued operations	(559.5)	(433.1)	409.9	(582.7)
Income tax (expense) benefit		23.2		23.2

(Loss) from continuing operations	(559.5)	(409.9)	409.9	(559.5)
Discontinued operations:
(Loss) from discontinued operations, net of taxes	(2,407.5)	(19.7)	19.7	(2,407.5)
(Loss) gain on sale of discontinued operations, net of taxes	—	—	—	—

(Loss) from discontinued operations	(2,407.5)	(19.7)	19.7	(2,407.5)

Net (loss)	$(2,967.0)	$(429.6)	$429.6	$(2,967.0)

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

23. Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)

	December 31, 2002

		Entities Not
	Entities in	in
Balance Sheets	Reorganization	Reorganization	Adjustments	Consolidated

Current assets	$166.3	$376.5	$(0.3)	$542.5
Discontinued operations	809.6	12,692.6	(528.2)	12,974.0
Investments in and loans to affiliates, net	23,001.2	16.1	(23,009.5)	7.8
Fixed and noncurrent assets	64.0	2,219.0	—	2,283.0

Total assets	$24,041.1	$15,304.2	$(23,538.0)	$15,807.3

Current liabilities	$9.5	$5,391.5	$(2,259.1)	$3,141.9
Discontinued operations	13,331.4	14,764.0	(10,122.2)	17,973.2
Noncurrent liabilities	5,927.0	361.9	(5,892.5)	396.4
Liabilities subject to compromise	1,243.7	—	—	1,243.7
Shareholder’s (deficiency)	3,529.5	(5,213.2)	(5,264.2)	(6,947.9)

Total liabilities and shareholder’s (deficiency)	$24,041.1	$15,304.2	$(23,538.0)	$15,807.3

	December 31, 2001

		Entities Not
	Entities in	In
Balance Sheets	Reorganization	Reorganization	Adjustments	Consolidated

Current assets	$10.1	$815.9	$(470.6)	$355.3
Discontinued operations	414.0	12,713.6	365.0	13,492.6
Investments and loans to affiliates, net	5,962.3	56.9	(5,803.1)	216.1
Fixed and noncurrent assets	64.2	2,655.2	35.3	2,754.7

Total assets	$6,450.5	$16,241.6	$(5,873.4)	$16,818.7

Current liabilities	$38.7	$4,787.1	$(1,061.6)	$3,764.2
Discontinued operations	9,598.8	12,748.7	(5,916.9)	16,430.6
Noncurrent liabilities	4,138.0	272.8	(4,123.1)	287.7
Liabilities subject to compromise	—	—	—	—
Shareholder’s (deficiency)	(7,325.0)	(1,567.0)	5,228.2	(3,663.8)

Total liabilities and shareholder’s (deficiency)	$6,450.5	$16,241.6	$(5,873.4)	$16,818.7

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

23. Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)

	Year Ended December 31, 2002

		Entities Not
	Entities in	In
Statements of Cash Flows	Reorganization	Reorganization	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(2,390.9)	$(36.0)	$2,638.2	$211.3
Net cash provided by (used in) investing activities	2,508.3	(150.5)	(2,811.6)	(453.8)
Net cash provided by financing activities	(10.0)	153.1	388.6	531.7
Effect of exchange rate changes on cash and cash equivalents	—	14.6	35.8	50.4

Increase in cash and cash equivalents	107.4	(18.8)	251.0	339.6
Cash and cash equivalents at beginning of year – continuing operations	3.0	88.0	—	91.0
Cash and cash equivalents at beginning of year – discontinued operations	—	25.2	251.1	276.3
Cash and cash equivalents at end of year – discontinued operations	—	—	(502.0)	(502.0)

Cash and cash equivalents at end of year – continuing operations	$110.4	$94.4	$0.1	$204.9

	Year Ended December 31, 2001

		Entities Not
	Entities in	In
Statements of Cash Flows	Reorganization	Reorganization	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(12,013.3)	$12.1	$11,433.1	$(568.1)
Net cash provided by (used in) investing activities	11,813.2	(393.6)	(13,708.6)	(2,289.0)
Net cash provided by financing activities	200.5	414.1	2,110.9	2,725.5
Effect of exchange rate changes on cash and cash equivalents	—	(3.2)	(7.8)	(11.0)

(Decrease) in cash and cash equivalents	0.4	29.4	(172.4)	(142.6)
Cash and cash equivalents at beginning of year – continuing operations	2.6	54.3	—	56.9
Cash and cash equivalents at beginning of year – discontinued operations	—	29.5	423.5	453.0
Cash and cash equivalents at end of year – discontinued operations	—	(25.2)	(251.1)	(276.3)

Cash and cash equivalents at end of year – continuing operations	$3.0	$88.0	$—	$91.0

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

23. Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization (continued)

(in millions)

	Year Ended December 31, 2000

		Entities Not
	Entities in	In
Statements of Cash Flows	Reorganization	Reorganization	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(2,526.0)	$38.9	$2,108.8	$(378.3)
Net cash provided by (used in) investing activities	(5,158.2)	(1,965.1)	(6,388.7)	(13,512.0)
Net cash provided by financing activities	6,185.4	1,990.8	3,654.7	11,830.9
Effect of exchange rate changes on cash and cash equivalents	—	(2.4)	(25.5)	(27.9)

Increase (decrease) in cash and cash equivalents	(1,498.8)	62.2	(650.7)	(2,087.3)
Cash and cash equivalents at beginning of year – continuing operations	1,501.4	8.8	1.4	1,511.6
Cash and cash equivalents at beginning of year – discontinued operations	—	12.8	1,072.8	1,085.6
Cash and cash equivalents at end of year – discontinued operations	—	(29.5)	(423.5)	(453.0)

Cash and cash equivalents at end of year – continuing operations	$2.6	$54.3	$—	$56.9

NTL (Delaware), Inc. (Debtor-in-Possession) and Subsidiaries
Notes to Consolidated Financial Statements (continued)

24. Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001.

	(in millions)

	2002(1,2)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total

Revenues	$87.7	$99.2	$108.8	$136.5	$432.2
Operating (loss)	(44.0)	(73.8)	(62.0)	(874.1)	(1,053.9)
(Loss) from continuing operations	(104.5)	(124.1)	(142.5)	(907.4)	(1,278.5)
(Loss) from discontinued operations	(464.9)	(406.1)	(583.5)	(925.6)	(2,380.1)
Net (loss)	(569.4)	(530.2)	(726.0)	(1,833.0)	(3,658.6)

	(in millions)

	2001(1,3)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total

Revenues	$92.1	$91.8	$78.7	$125.2	$387.8
Operating (loss)	(117.9)	(126.9)	(128.6)	(650.9)	(1,024.3)
(Loss) from continuing operations	(199.1)	(212.2)	(195.2)	(1,227.4)	(1,833.9)
(Loss) from discontinued operations	(837.1)	(801.8)	(811.1)	(9,422.9)	(11,872.9)
Net (loss)	(1,036.2)	(1,014.0)	(1,006.3)	(10,650.3)	(13,706.8)

(1)	As more fully described in Notes 1, 2 and 3 to the Consolidated Financial Statements, on May 8, 2002, Old NTL filed the Plan which became effective on January 10, 2003. Under the terms of the Plan, the operations of New NTL have been accounted for as a discontinued operation of the Company, beginning with the quarter ended September 30, 2002 and, accordingly, its operating results have been excluded from the Company’s results from continuing operations for the periods presented. In addition, the operating results for NTL Australia and Rediffusion also qualified for discontinued operations treatment (because both units were sold during the current year) for all periods presented.

(2)	During the fourth quarter of 2002, the Company recorded an asset impairment charge of $838.8 million, which was associated with a goodwill impairment provision at Cablecom. The fourth quarter loss in 2002 from discontinued operations also included an asset impairment charge of $418.5 million and a restructuring charge of $99.2 million relating to the operations of New NTL.

(3)	During the fourth quarter of 2001, the Company recorded an asset impairment charge of $912.1 million, which was associated with a goodwill impairment provision at Cablecom and the write-down of various long-term assets at Premium TV. The fourth quarter loss in 2001 from discontinued operations also included an asset impairment charge of $8,161.6 million and a restructuring charge of $202.8 million relating to the operations of New NTL.

NTL (Delaware), Inc. (Debtor-in-Possession)
Schedule I — Condensed Financial Information of Registrant
Condensed Balance Sheets
(dollars in millions)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$110.4	$3.0
Marketable securities	13.0	—
Affiliate receivables	35.1	5.5
Other	7.8	1.5

Total current assets	166.3	10.0
Fixed assets, net	—	6.3
Deferred financing costs, net of accumulated amortization of $18.5 (2002) and $5.7 (2001)	19.1	21.8
Other assets	44.9	36.1

Total assets	$230.3	$74.2

Liabilities and shareholder’s (deficiency)
Liabilities not subject to compromise
Current liabilities	$1.7	$5.3
Affiliate payable	7.8	33.4

Total current liabilities	9.5	38.7
Long-term debt	—	1,200.0
Liabilities subject to compromise	1,243.7	—
Investments in and loans to discontinued operations	4,999.2	2,938.0
Investments in and loans to affiliates, net	925.8	(438.7)
Shareholder’s (deficiency):
Common stock	—	—
Additional paid-in capital	16,193.9	16,070.1
Accumulated other comprehensive (loss)	(821.9)	(1,072.7)
(Deficit)	(22,319.9)	(18,661.2)

	(6,947.9)	(3,663.8)

Total liabilities and shareholder’s (deficiency)	$230.3	$74.2

See accompanying notes.

NTL (Delaware), Inc. (Debtor-in-Possession)
Schedule I — Condensed Financial Information of Registrant (continued)
Condensed Statements of Operations
(dollars in millions)

	Year Ended December 31,

	2002	2001	2000

Cost and expenses
Operating expenses (exclusive of depreciation shown separately below)	$—	$—	$—
Selling, general and administrative expenses	3.6	5.8	—
Asset impairments	2.2	—	—
Other charges	—	—	—
Corporate expenses	0.6	12.8	14.5
Depreciation and amortization	13.4	5.5	5.0

Operating (loss)	(19.8)	(24.1)	(19.5)
Other income (expense)
Interest income and other, net	4.1	5.7	29.2
Interest expense	(24.3)	(69.0)	(68.6)
Other gains (losses)	1.1	(109.3)	—
Foreign currency transaction gains (losses)	9.1	(9.7)	(63.0)

(Loss) income before recapitalization items, income taxes, equity in net (loss) of subsidiaries and discontinued operations	(29.8)	(206.4)	(121.9)
Recapitalization items, net	(4.8)	—	—

(Loss) income before income taxes, equity in net (loss) of subsidiaries and discontinued operations	(34.6)	(206.4)	(121.9)
Income tax (expense) benefit	4.6	2.4	—

(Loss) income before equity in net (loss) of subsidiaries	(30.0)	(204.0)	(121.9)
Equity in net (loss) of subsidiaries	(1,248.5)	(1,635.7)	(437.6)

(Loss) from continuing operations	(1,278.5)	(1839.7)	(559.6)
Discontinued operations:
(Loss) from discontinued operations, net of income tax benefit (charge) of $26.3 (2002), $114.1 (2001) and $88.1 (2000)	(2,374.4)	(11,867.1)	(2,407.5)
Net (loss) on sales of discontinued operations, net of income tax expense of $4.6 (2002)	(5.7)	—	—

(Loss) from discontinued operations	(2,380.1)	(11,867.1)	(2,407.5)

Net (loss)	$(3,658.6)	$(13,706.8)	$(2,967.0)

See accompanying notes.

NTL (Delaware), Inc. (Debtor-in-Possession)
Schedule I — Condensed Financial Information of Registrant (continued)
Condensed Statements of Cash Flows
(dollars in millions)

	Year Ended December 31,

	2002	2001	2000

Net cash (used in) operating activities	$(3,744.4)	$(13,531.2)	$(2,963.5)
Investing activities
Purchase of marketable securities	(34.0)	—	(58.2)
Proceeds from sales of marketable securities	21.1	—	241.6
Purchase of fixed assets	—	—	(4.0)
Investments in and loans to affiliates	(95.8)	(88.2)	(2,435.3)
Increase(decrease) in other assets	—	(5.5)	—
Proceeds from the sale of assets	8.9	—	—

Net cash (used in) provided by continuing operations	(99.8)	(93.7)	(2,255.9)
Net cash provided by (used in) discontinued operations	1,655.4	1,517.9	437.5

Net cash provided by (used in) investing activities	1,555.6	1,424.2	(1,818.4)
Financing activities
Proceeds from borrowings, net of financing costs	(10.0)	—	(0.8)
Proceeds from issuance of common stock		—	37.3
Proceeds from issuance of preferred stock	—	—	1,850.0

Net cash provided by (used in) continuing operations	(10.0)	—	1,886.5
Net cash provided by discontinued operations	2,306.2	12,107.4	1,396.7

Net cash provided by financing activities	2,296.2	12,107.4	3,283.2
Increase (decrease) in cash and cash equivalents	107.4	0.4	(1,498.7)
Cash and cash equivalents at beginning of year	3.0	2.6	1,501.3

Cash and cash equivalents at end of year	$110.4	$3.0	$2.6

Supplemental disclosure of cash flow information
Cash paid for interest	—	$69.0	$68.0
Supplemental schedule of non-cash financing activities
Accretion of dividends and discount on preferred stock	—	—	$10.6

See accompanying notes.

NTL (Delaware), Inc. (Debtor-in-Possession)
Schedule I — Condensed Financial Information of Registrant (continued)
Notes to Condensed Financial Statements

1. Corporate Restructuring

The accompanying financial statements do not reflect any adjustments in connection with the emergence of NTL (Delaware), Inc. (“NTL Delaware” or the “Company”), a wholly-owned subsidiary of NTL Europe (as defined below) which holds must of NTL Europe’s assets, from Chapter 11 reorganization.

On May 8, 2002, the entity then known as “NTL Incorporated” (“Old NTL”) and certain of its subsidiaries (including NTL Delaware) as of that time each filed a pre-arranged joint reorganization plan (the “Plan”) under Chapter 11 of the U.S. Bankruptcy Code. Old NTL’s operating subsidiaries were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003 (the “Effective Date”) at which time the Company emerged from Chapter 11 reorganization.

Pursuant to the Plan, Old NTL and its subsidiaries were split into two separate companies. The entity formerly known as “NTL Incorporated” was renamed “NTL Europe, Inc.” and became the holding company for Old NTL’s European and certain other assets (“NTL Europe”). The entity formerly known as “NTL Communications Corp.” was renamed “NTL Incorporated” and became the holding company for Old NTL’s principal UK and Ireland assets (“New NTL”). Pursuant to the Plan, all of the outstanding securities of Old NTL and certain of its subsidiaries were canceled (including the long-term debt of NTL Delaware), and NTL Europe issued shares of its common stock, par value $0.01 per share (the “Common Stock”), and 10% Fixed Coupon Redeemable Preferred Stock, Series A, par value $0.01 per share (with a $50.00 liquidation preference per share) (the “Preferred Stock”) and New NTL issued shares of its common stock and Series A warrants to various former creditors and stockholders of Old NTL and its subsidiaries. The precise mix of new securities received by holders of each particular type of security of Old NTL and its subsidiaries was set forth in the Plan. New NTL is an independent entity which is no longer owned by or affiliated with the Company or NTL Europe.

Historical Structure of the Company

On May 18, 2000, the entity formerly known as “NTL Incorporated” (currently named “NTL (Delaware), Inc.”) completed a corporate restructuring to create a holding company structure. The formation of the holding company was part of NTL Delaware’s acquisition of certain assets of Cable & Wireless Communications plc (“CWC”). The holding company restructuring was accomplished through a merger so that all the stockholders of NTL Delaware at the effective time of the merger became stockholders of the new holding company, and NTL Delaware became a subsidiary of the new holding company. The new holding company was called NTL Incorporated (which is now known as “NTL Europe, Inc.”) and the holding company’s subsidiary simultaneously changed its name to NTL (Delaware), Inc.

The Company conducts its operations through direct and indirect wholly-owned subsidiaries.

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

NTL (Delaware), Inc. (Debtor-in-Possession)
Schedule I — Condensed Financial Information of Registrant (continued)
Notes to Condensed Financial Statements

3. Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

December 31,
2002

(in millions)
Accounts payable	$0.2
Interest payable	27.2
Payable to subsidiaries	16.3
Long term debt:
NTL (Delaware), Inc.:
5 3/4% Convertible Subordinated Notes	1,200.0

Total	$1,243.7

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding preferred stock of Old NTL and long-term debt of Old NTL were canceled.

4. Note Payable to NTL Incorporated

On September 28, 2001, NTL Communications Corp. loaned Old NTL $150.0 million in cash and received 15.0% Promissory Notes due September 30, 2004. Interest was payable monthly in cash at a rate of 15.0% per annum beginning on October 31, 2001. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, these notes were canceled.

5. Other

No cash dividends were paid to Old NTL by subsidiaries for the years ended December 31, 2002 and 2001 and during the period from May 18, 2000 to December 31, 2000.

Old NTL was a joint obligor for the NTL Communications Corp. 7% Convertible Subordinated Notes due December 15, 2008. Old NTL was a co-obligor on a subordinated basis for the NTL Communications Corp. 6 3/4% Convertible Senior Notes due May 15, 2008. All of this debt was subject to the provisions of the Plan.

NTL (Delaware), Inc. (Debtor-in-Possession)
Schedule II — Valuation and Qualifying Accounts

Col. A	Col. B	Col. C		Col. D		Col. E

		Additions

			(2)
		(1)	Charged
	Balance at	Charged	to
	Beginning	to	Other	(Deductions)		Balance
	of	Costs and	Accounts	/Additions		at End
Description	Period	Expenses	Describe	Describe		of Period

Year ended December 31, 2002
Allowance for doubtful accounts	$6.6	$7.2	$—	$(4.4	)(a)	$9.4

Allowance for loans receivable	$37.2	$21.0	$—	$(40.6)	(b)	$17.6

Year ended December 31, 2001
Allowance for doubtful accounts	$6.2	$2.5	$—	$(2.1	)(c)	$6.6

Allowance for loans receivable	$—	$37.2	$—	$—		$37.2

Year ended December 31, 2000
Allowance for doubtful accounts	$0.7	$0.4	$—	$5.1	(d)	$6.2

(a)	Uncollectible accounts written-off, net of recoveries of $5.9 million, offset by $1.5 million foreign currency exchange translation adjustments.

(b)	Write off of loan receivable from Football League Joint Venture.

(c)	Uncollectible accounts written-off, net of recoveries of $2.0 million and $0.1 million foreign currency translation adjustments.

(d)	Recoveries, net of uncollectible accounts written-off of $1.2 million plus $0.2 million foreign currency exchange translation adjustments and $3.7 million allowance for doubtful accounts as of acquisition dates of purchased subsidiaries.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Consolidated Financial Statements and Financial Statement Schedules

[remainder of page intentionally left blank]

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
NTL Incorporated (formerly NTL Communications Corp.)

We have audited the consolidated balance sheets of NTL Incorporated (formerly NTL Communications Corp.) and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholder’s equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTL Incorporated (formerly NTL Communications Corp.) and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 4, the Company changed its method of accounting for goodwill and other intangibles effective January 1, 2002.

/s/ ERNST & YOUNG LLP

New York, New York
March 27, 2003

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries
Consolidated Balance Sheets
(dollars in millions)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$502.0	$251.1
Marketable securities	5.2	—
Accounts receivable — trade, less allowance for doubtful accounts of $92.7 (2002) and $126.1 (2001)	395.9	516.2
Due from affiliates	1.6	4.0
Other	192.7	238.8
Due from NTL Europe, Inc.	73.3	2.9

Total current assets	1,170.7	1,013.0
Fixed assets, net	11,088.9	10,840.3
Goodwill	330.6	647.8
Intangible assets, net	64.7	119.5
Investments in and loans to affiliates, net	8.4	4.4
Other assets, net of accumulated amortization of $184.8 (2002) and $125.0 (2001)	378.1	255.4
Loan to NTL Europe, Inc.	—	150.0

Total assets	$13,041.4	$13,030.4

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries
Consolidated Balance Sheets (continued)
(dollars in millions)

	December 31,

	2002	2001

Liabilities and shareholder’s (deficiency)
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$385.8	$390.5
Accrued expenses and other	780.5	840.3
Accrued construction costs	70.4	107.8
Interest payable	177.3	252.0
Deferred revenue	359.8	290.2
Due to NTL Europe, Inc.	236.1	—
Current portion of long-term debt	5,955.4	14,205.9

Total current liabilities	7,965.3	16,086.7
Long-term debt	—	—
Other	—	8.9
Deferred income taxes	94.4	113.8
Commitments and contingent liabilities
Liabilities subject to compromise	10,157.8	—
Shareholder’s (deficiency):
Common stock - $.01 par value; authorized 100 shares; issued and outstanding 13 (2002) and 13 (2001) shares	—	—
Additional paid-in capital	14,045.5	13,917.7
Accumulated other comprehensive (loss)	(653.6)	(904.5)
(Deficit)	(18,568.0)	(16,192.2)

	(5,176.1)	(3,179.0)

Total liabilities and shareholder’s (deficiency)	$13,041.4	$13,030.4

See accompanying notes.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries
Consolidated Statements of Operations
(in millions)

	Year Ended December 31,

	2002	2001	2000

Revenues
Consumer telecommunications and television	$2,074.1	$2,069.2	$1,518.2
Business telecommunications	880.1	836.8	702.2
Broadcast transmission and other	310.9	283.6	263.8

	3,265.1	3,189.6	2,484.2
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	1,502.5	1,564.3	1,223.2
Selling, general and administrative expenses	769.8	973.2	969.1
Asset impairments	445.1	8,160.6	—
Non-cash compensation	—	30.6	—
Other charges	389.2	297.9	92.7
Corporate expenses	18.7	24.3	23.7
Depreciation	1,477.9	1,361.4	874.4
Amortization	63.7	1,178.9	826.3

	4,666.9	13,591.2	4,009.4

Operating (loss)	(1,401.8)	(10,401.6)	(1,525.2)
Other income (expense)
Interest income and other, net	21.0	28.8	25.8
Interest income – NTL Europe, Inc.	8.8	5.8	—
Interest expense (contractual interest of $1,425.4 (2002))	(762.5)	(1,240.8)	(886.3)
Interest expense – NTL Europe, Inc.	(17.7)	—	—
Share of (losses) from equity investments	(3.4)	(23.2)	(24.2)
Other (losses)	—	(88.5)	—
Foreign currency transaction (losses) gains	(94.1)	0.6	(58.1)

(Loss) before recapitalization items and income taxes	(2,249.7)	(11,718.9)	(2,468.0)
Recapitalization items, net	(151.8)	—	—

(Loss) before income taxes	(2,401.5)	(11,718.9)	(2,468.0)
Income tax benefit (expense)	25.7	(118.1)	79.9

Net (loss)	$(2,375.8)	$(11,837.0)	$(2,388.1)

See accompanying notes.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries
Consolidated Statement of Shareholder’s Equity (Deficiency)
(dollars in millions)

	Common Stock
	$.01 Par Value		Additional
			Paid-In
	Shares	Par	Capital

Balance, December 31, 1999	100	$—	$3,031.3
Contributions from NTL (Delaware), Inc			10,715.4
Corporate restructuring	(87)
Comprehensive loss:
Net loss for the year ended December 31, 2000
Currency translation adjustment
Total

Balance, December 31, 2000	13	—	13,746.7
Contribution from NTL (Delaware), Inc., net			140.4
Non-cash compensation			30.6
Comprehensive loss:
Net loss for the year ended December 31, 2001
Currency translation adjustment
Unrealized net losses on derivatives
Total

Balance, December 31, 2001	13	—	13,917.7
Contribution from NTL (Delaware), Inc., net			127.8
Comprehensive loss:
Net loss for the year ended December 31, 2002
Currency translation adjustment
Pension liability adjustment
Unrealized net gains on derivatives
Total

Balance, December 31, 2002	13	$—	$14,045.5

See accompanying notes.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries
Consolidated Statement of Shareholder’s Equity (Deficiency) - continued
(dollars in millions)

		Accumulated Other
		Comprehensive
		(Loss)

				Net
				Unrealized
		Foreign	Pension	(Losses)
	Comprehensive	Currency	Liability	Gains on
	(Loss)	Translation	Adjustments	Derivatives	(Deficit)

Balance, December 31, 1999		$1.8			$(1,967.1)
Contributions from NTL (Delaware), Inc
Corporate restructuring
Comprehensive loss:
Net loss for the year ended December 31, 2000	$(2,388.1)				(2,388.1)
Currency translation adjustment	(381.1)	(381.1)

Total	$(2,769.2)

Balance, December 31, 2000		(379.3)			(4,355.2)
Contribution from NTL (Delaware), Inc., net
Non-cash compensation
Comprehensive loss:
Net loss for the year ended December 31, 2001	$(11,837.0)				(11,837.0)
Currency translation adjustment	(521.6)	(521.6)
Unrealized net losses on derivatives	(3.6)			$(3.6)

Total	$(12,362.2)

Balance, December 31, 2001		(900.9)		(3.6)	(16,192.2)
Contribution from NTL (Delaware), Inc., net
Comprehensive loss:
Net loss for the year ended December 31, 2002	$(2,375.8)				(2,375.8)
Currency translation adjustment	351.0	351.0
Pension liability adjustment	(103.7)		$(103.7)
Unrealized net gains on derivatives	3.6			3.6

Total	$(2,124.9)

Balance, December 31, 2002		$(549.9)	$(103.7)	$—	$(18,568.0)

See accompanying notes.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,

	2002	2001	2000

Operating activities
Net (loss)	$(2,375.8)	$(11,837.0)	$(2,388.1)
Adjustment to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,541.6	2,540.3	1,700.7
Asset impairments	445.1	8,160.6	—
Non-cash compensation	—	30.6	—
Non-cash restructuring charge	7.5	57.9	—
Equity in losses of unconsolidated subsidiaries	3.4	23.2	24.2
Loss on sale of assets	—	88.5	—
Provision for losses on accounts receivable	55.2	58.3	98.5
Provision for cancellation of receivables from NTL Europe, Inc.	284.4	—	—
Deferred income taxes	(29.3)	116.4	(80.8)
Amortization of original issue discount	96.7	284.7	473.1
Other	145.1	(16.7)	(98.0)
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Accounts receivable	108.9	(31.3)	(247.9)
Other current assets	72.5	23.5	(41.8)
Other assets	0.1	56.1	42.4
Accounts payable	(144.5)	(38.8)	(102.2)
Accrued expenses and other	12.6	(81.9)	330.3
Deferred revenue	35.2	7.0	120.6

Net cash provided by (used in) operating activities	258.7	(558.6)	(169.0)
Investing activities
Acquisitions, net of cash acquired	—	(26.2)	(7,514.9)
Purchase of fixed assets	(680.9)	(1,653.0)	(1,961.8)
Investments in and loans to affiliates	(6.7)	(12.0)	(27.8)
Increase in other assets	(166.5)	(31.6)	(7.2)
Loan to NTL Europe, Inc.	—	(150.0)	—
Proceeds from sales of assets	15.1	14.6	—
Purchase of marketable securities	(10.8)	(9.9)	(3.3)
Proceeds from sales of marketable securities	5.6	10.0	8.3

Net cash (used in) investing activities	(844.2)	(1,858.1)	(9,506.7)

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries
Consolidated Statements of Cash Flows - continued
(in millions)

	Year Ended December 31,

	2002	2001	2000

Financing activities
Proceeds from borrowing from NTL (Delaware), Inc.	135.2	—	—
Proceeds from borrowings, net of financing costs	670.1	2,643.4	5,009.8
Principal payments	(8.6)	(421.5)	(1,263.9)
Contribution from NTL (Delaware), Inc.	3.9	40.8	5,227.2
Distribution to NTL (Delaware), Inc.	—	(10.6)	—
Cash released from escrow for debt repayment	—	—	77.5

Net cash provided by financing activities	800.6	2,252.1	9,050.6
Effect of exchange rate changes on cash	35.8	(7.8)	(25.6)

Increase (decrease) increase in cash and cash equivalents	250.9	(172.4)	(650.7)
Cash and cash equivalents at beginning of year	251.1	423.5	1,074.2

Cash and cash equivalents at end of year	$502.0	$251.1	$423.5

Supplemental disclosure of cash flow information
Cash paid during the year for interest exclusive of amounts capitalized	$410.0	$776.6	$363.9
Income taxes paid	1.4	0.1	1.5
Supplemental schedule of non-cash financing activities
Contribution from NTL (Delaware), Inc.	$123.9	$110.2	$5,488.2
Conversion of notes, net of unamortized deferred financing costs	—	109.5	—

See accompanying notes.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements

1.     Organization and Business

NTL’s Completed Restructuring

On May 8, 2002, NTL Incorporated (then known as NTL Communications Corp.), (the “Company”) NTL Europe, Inc. (then known as NTL Incorporated) and certain of the Company’s and NTL Europe, Inc.’s subsidiaries filed a pre-arranged joint reorganization plan (the “Plan”) under Chapter 11 of the US Bankruptcy Code. The Company’s operating subsidiaries and those of NTL Europe, Inc. were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003, (the “Effective Date”) at which time the Company emerged from Chapter 11 reorganization.

The accompanying financial statements do not reflect any adjustments in connection with the Company’s emergence from Chapter 11 reorganization.

Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and the Company and NTL Europe, Inc. each emerged as independent public companies. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for the former NTL group’s principal UK and Ireland assets. Prior to consummation of the Plan, the Company was a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for the former NTL group’s continental European and certain other assets. Pursuant to the Plan, all of the outstanding securities of the Company’s former ultimate parent company (NTL Europe, Inc.) and certain of its subsidiaries, including the Company, were cancelled, and the Company issued shares of its common stock and Series A warrants and NTL Europe, Inc. issued shares of its common stock and preferred stock to various former creditors and stockholders of the Company’s former ultimate parent company and its subsidiaries, including the Company. The precise mix of new securities received by holders of each particular type of security of the Company’s former ultimate parent company and its subsidiaries was set forth in the Plan. The outstanding notes of Diamond Holding Limited and NTL (Triangle) LLC were not canceled and remain outstanding.

Historical Structure of the Company

The Company was incorporated in 1993 as a Delaware corporation and continued as a publicly-traded holding company until February 1999. From February 1999 until the Effective Date, the Company was a wholly-owned subsidiary of NTL (Delaware), Inc., a Delaware corporation, which was incorporated in February 1999, to effect a reorganization into a holding company structure under Section 251(g) of the Delaware General Corporation Law. The holding company structure was implemented to pursue opportunities outside of the UK and Ireland, and was accomplished through a merger. The Company’s stockholders at the time became stockholders of the new holding company NTL (Delaware), Inc., and the Company became a wholly-owned subsidiary of the new holding company. The new holding company took the name NTL Incorporated until May 2000 when it was changed to NTL (Delaware), Inc., its current name.

In May 2000 another new holding company structure was implemented in connection with the acquisition of the residential assets of Cable & Wireless Communications plc (“CWC”) (the operations acquired from CWC are called “ConsumerCo”), and was similarly accomplished through a merger. The stockholders of NTL (Delaware), Inc. became stockholders of the new holding company, and NTL (Delaware), Inc. became a subsidiary of the new holding company, and the Company remained a subsidiary of NTL (Delaware), Inc. (“NTL Delaware”). The new holding company then took the name NTL Incorporated until the Effective Date of the Plan (January 10, 2003), at which time its name was changed to NTL Europe, Inc. (“NTL Europe”). The Company remained a subsidiary of those two holding companies until the Effective Date, at which time NTL Europe and its wholly owned subsidiary NTL Delaware were separated from the Company pursuant to the Plan.

On February 21, 2001, the Company’s former ultimate parent company contributed the assets of ConsumerCo to the Company and NTL Delaware contributed the assets of NTL Business Limited (formerly Workplace Technologies plc) (“NTL Business”) to the Company. NTL Group Limited, a wholly-owned indirect subsidiary of the Company, which was acquired in 1996, has a 30-year history in the UK as a provider of reliable communications services.

The Company conducts its operations through direct and indirect wholly-owned subsidiaries.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements(continued)

1.     Organization and Business (continued)

Business

The Company, through its direct and indirect wholly-owned subsidiaries, owns and operates broadband communications networks for telephone, cable television and Internet services in the United Kingdom and Ireland, and transmission networks for television and radio broadcasting in the United Kingdom. Based on revenues and identifiable assets, the Company’s predominant lines of business are consumer services, business services and broadcast transmission and related services in the United Kingdom. Consumer services include residential telephony, cable television, Internet access and interactive services. Business services include telephony, national and international wholesale carrier telecommunications, and radio communications services for the emergency services community. Broadcast transmission and related services include digital and analog television and radio broadcasting, rental of antenna space on the Company’s owned and leased towers and sites and associated services, and satellite and media services.

2.     Reorganization and Emergence from Chapter 11

Background of Restructuring

Both the equity and debt capital markets experienced periods of significant volatility in 2001 and 2002, particularly for securities issued by telecommunications and technology companies. As a result, the ability of the Company’s former ultimate parent company and its subsidiaries to access those markets as well as its ability to obtain financing from its bank lenders and equipment suppliers became severely restricted. In addition, the Company’s former ultimate parent company and its subsidiaries, including the Company, had no further funds available, or were unable to draw upon funds, under the Company’s credit facilities. As a result of these factors, together with its substantial leverage, on January 31, 2002, the Company’s former ultimate parent company announced that it had appointed professional advisors to advise on strategic and recapitalization alternatives to strengthen its balance sheet, reduce debt and put an appropriate capital structure in place for its business.

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities in March 2002, the Company’s former ultimate parent company and certain of its subsidiaries commenced negotiations with a steering committee of the unofficial committee of its bondholders and the committee’s legal and financial advisors.

The Company’s former ultimate parent company and its subsidiaries failed to make interest payments on some of the outstanding notes starting on April 1, 2002. The Company’s former ultimate parent company also failed to declare or pay dividends on certain series of its outstanding preferred stock due to a lack of available surplus under Delaware law.

On April 16, 2002, the Company’s former ultimate parent company announced that it and an unofficial committee of its bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, the Company, the Company’s former ultimate parent company and certain of the other subsidiaries of the Company’s former ultimate parent company filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement (referred to as the “DIP facility”) committing to provide a wholly-owned subsidiary of the Company with up to $500.0 million in new debt financing (NTL Delaware committed to provide up to an additional $130.0 million under the DIP facility.)

As a result of the payment defaults as well as the voluntary filing under Chapter 11 by the Company’s former ultimate parent company and certain of its subsidiaries on May 8, 2002, there was an event of default under all of the Company’s former ultimate parent company and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL (Triangle) LLC.

The Plan was confirmed by the Bankruptcy Court on September 5, 2002. During the fall of 2002, the Company’s former ultimate parent company negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to the Company and its subsidiaries. The Plan became effective on January 10, 2003, at which time the Company emerged from Chapter 11 reorganization. In connection with the Company’s emergence from Chapter 11 reorganization, the Company and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the “Exit Notes”) on January 10, 2003. Initial purchasers of the Company’s Exit Notes also purchased 500,000 shares of the Company’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500.0 million. The proceeds were used in part to repay amounts outstanding under the DIP facility and to

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.     Reorganization and Emergence from Chapter 11 (continued)

purchase from NTL Delaware a £90.0 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also on January 10, 2003, the Company and its lending banks amended the Company’s existing credit facilities.

     We have historically incurred operating losses and negative operating cash flow. In addition, we required and expect to continue to require significant amounts of capital to finance construction of our networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements.

     We currently expect that we will require approximately £310 million ($499 million) to fund our working capital including debt service, capital expenditures, and payments made on the Effective Date pursuant to the Plan and the amendment of our existing credit facilities, net of cash from operations, in the twelve months from January 1, 2003 to December 31, 2003. A significant portion of the £310 million total relates to payments made on the Effective Date. We believe that cash, cash equivalents and marketable securities on hand of $507.2 million as of December 31, 2002, plus the proceeds from sale of the Exit Notes and 500,000 shares of common stock of $500.0 million, will be sufficient for our cash requirements during the twelve months from January 1, 2003 to December 31, 2003.

Recapitalization Expense

The joint reorganization plan provided that recapitalization costs be allocated between the Company and NTL Europe.

Recapitalization items, net consist of the following:

	Year Ended
	December 31,

	2002	2001	2000

	(in millions)
Payroll and related	$(36.2)	$—	$—
Professional fees	(116.7)	—	—
Interest earned on accumulated cash from Chapter 11 proceeding (1)	1.1	—	—

	$(151.8)	$—	$—

Details of operating cash receipts and payments resulting from the recapitalization are as follows:

Year Ended
December 31, 2002

(in millions)
Interest income (1)	$1.1
Payroll and related costs paid	(32.9)
Professional fees	(39.0)

Net operating cash flows from recapitalization items	$(70.8)

(1)  Interest income resulting from the recapitalization is for the period May 8, 2002 through December 31, 2002.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements(continued)

2.     Reorganization and Emergence from Chapter 11 (continued)

Pro Forma Consolidated Balance Sheet

The following pro forma consolidated balance sheet as of December 31, 2002 gives effect to the Company’s emergence from Chapter 11 reorganization and the adoption of fresh-start reporting as if both had occurred on December 31, 2002. The Company adopted fresh-start reporting in January 2003 in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“ SOP 90-7”). The Company adopted fresh-start reporting because the holders of its voting common shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging company, and because the Company’s reorganization value is less than its post-petition liabilities and allowed claims.

The adjustments entitled “Emergence from Chapter 11” reflect the consummation of the Plan, including the cancellation of a substantial portion of the Company’s outstanding debt and the issuance of shares of new common stock and Series A warrants to various former creditors and stockholders of the Company’s former ultimate parent company and certain of its subsidiaries, including the Company. The adjustments entitled “Fresh-Start” reflect the adoption of fresh-start reporting. The Company engaged an independent financial advisor to assist in the determination of the reorganization value (or fair value) of its assets and the present value of its liabilities. This determination resulted in the fresh-start reporting adjustments to write-down fixed assets and write-up intangible assets to their fair values. In addition, the Company’s total reorganization value exceeded the amounts allocable to identifiable assets that resulted in a new indefinite-lived intangible asset.

The emergence from Chapter 11 and the adoption of fresh-start reporting in January 2003 resulted in the following items of income (expense) that will be recognized in the Company’s financial statements for the quarter ended March 31, 2003:

(in millions)

Gain on debt discharge	$8,452
Fresh-start adoption – intangible assets	1,522
Fresh-start adoption – long-term debt	221
Fresh-start adoption – deferred tax liability	(69)
Fresh-start adoption – accrued expenses	(120)
Fresh-start adoption – fixed assets	(3,195)

TOTAL	$6,811

		Emergence from	Fresh-
	Historical	Chapter 11	Start	Pro Forma

	(in millions)
Assets
Current assets:
Cash and cash equivalents	$502.0	$138.7	$—	$640.7
Marketable securities	5.2	—	—	5.2
Accounts receivable-trade, less allowance for doubtful accounts	395.9	—	—	395.9
Due from affiliates	1.6	—	—	1.6
Other	192.7	—	—	192.7
Due from NTL Europe, Inc.	73.3	(72.4)	—	0.9

Total current assets	1,170.7	66.3	—	1,237.0
Fixed assets, net	11,088.9	—	(3,194.9)	7,894.0
Intangible assets, net	395.3	—	868.4	1,263.7
Investments in and loans to affiliates, net	8.4	—	—	8.4
Reorganization value in excess of amounts allocable to identifiable assets	—	—	653.3	653.3
Other assets, net	378.1	(187.0)	—	191.1

Total assets	$13,041.4	$(120.7)	$(1,673.2)	$11,247.5

Liabilities and shareholders’ (deficiency) equity
Liabilities not subject to compromise

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to consolidated Financial Statements (continued)

		Emergence from	Fresh-
	Historical	Chapter 11	Start	Pro Forma

	(in millions)
Current liabilities:
Accounts payable	$385.8	$0.7	$—	$386.5
Accrued expenses and other	780.5	6.6	(32.7)	754.4
Accrued construction costs	70.4	—	—	70.4
Interest payable	177.3	38.0	—	215.3
Deferred revenue	359.8	—	—	359.8
Due to NTL Europe, Inc.	236.1	(234.6)	—	1.5
Current portion of long-term debt	5,955.4	(5,952.3)	—	3.1

Total current liabilities	7,965.3	(6,141.6)	(32.7)	1,791.0
Long-term debt	—	6,540.1	—	6,540.1
Long-term debt discount	—	—	(221.3)	(221.3)
Other	—	—	47.2	47.2
Deferred income taxes	94.4	—	68.5	162.9
Commitments and contingent liabilities
Liabilities subject to compromise	10,157.8	(10,157.8)	—	—
Shareholders’ (deficiency) equity:
Common stock-old	—	—	—	—
Common stock-new	—	0.5	—	0.5
Additional paid-in capital	14,045.5	1,194.1	(12,312.5)	2,927.1
Accumulated other comprehensive (loss)	(653.6)	0.4	653.2	—
(Deficit) retained earnings	(18,568.0)	8,443.6	10,124.4	—

	(5,176.1)	9,638.6	(1,534.9)	2,927.6

Total liabilities and shareholders’ (deficiency) equity	$13,041.4	$(120.7)	$(1,673.2)	$11,247.5

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3.  Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, including AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, (“SOP 90-7”). The Company had determined that there was insufficient collateral to cover the interest portion of scheduled payments on certain of its prepetition debt obligations. The Company had therefore discontinued accruing interest on these obligations. For the year ended December 31, 2002, contractual interest was $1,425.4 million, which was $645.2 million in excess of reported interest expense.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts and notes receivable, the amount to be paid to terminate certain agreements included in restructuring costs, the amount to be paid for other liabilities, the Company’s pension expense and pension funding requirements, estimates related to the amount of costs to be capitalized in connection with the construction and installation of our network and facilities and estimates related to the value of investments, long-lived assets and goodwill. Actual results could differ from those estimates.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the current exchange rates at the respective balance sheet dates. Statement of operations amounts have been translated using the average exchange rates for the respective years. The translation gains or losses resulting from the change in exchange rates have been reported as a component of accumulated other comprehensive (loss). Foreign currency transaction losses and gains are included in the results of operations as incurred.

To the extent that the Company obtains financing in U.S. dollars and incurs construction and operating costs in various other currencies, it will encounter currency exchange rate risks. In addition, the Company’s revenues are generated in foreign currencies while its interest and principal obligations with respect to approximately half of the Company’s exiting indebtedness are payable in U.S. dollars.

Cash Equivalents

Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $15.7 million and $218.7 million at December 31, 2002 and 2001, respectively, which consisted primarily of bank time deposits and corporate commercial paper. At December 31, 2002 and 2001, none and $188.7 million, respectively, of the cash equivalents were denominated in foreign currencies.

Marketable Securities

Marketable securities at December 31, 2002 consist of commercial paper. Marketable securities are classified as available-for-sale, which are carried at fair value. Unrealized holding gains and losses on securities, net of tax, would be carried as a component of accumulated other comprehensive (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Realized gains and losses and declines in value judged to be other than temporary will be included in interest income. The cost of securities sold or matured is based on the specific identification method. Interest on securities is included in interest income.

3.  Significant Accounting Policies (continued)

During the years ended December 31, 2002, 2001 and 2000, there were no realized gains or losses on sales of securities.

Fixed Assets

Fixed assets are stated at cost, which includes amounts capitalized for labor and overhead expended in connection with the design and installation of operating equipment. Internal costs directly related to the construction of such facilities, including payroll and related costs of certain employees and rent and other occupancy costs are capitalized. The internal costs capitalized in the years ended December 31, 2002, 2001 and 2000 were approximately £115 million ($185.1 million), £251 million ($365.1 million) and £259 million ($387.4 million), respectively. The American Institute of Certified Public Accountants issued an Exposure Draft of a Proposed Statement of Position on Accounting for Certain Costs and Activities related to Property, Plant and Equipment dated June 29, 2001. This Exposure Draft is not currently an accounting principle generally accepted in the United States. However, if this Exposure Draft is adopted, it would require among other things that rent and other occupancy costs are charged to expense as incurred. In the year ended December 31, 2002, we capitalized approximately £9 million of such costs.

Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment — 3 to 40 years and other equipment — 3 to 40 years.

Intangible Assets

Intangible assets include goodwill, license acquisition costs, and customer lists. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases which includes the portion of the purchase price allocated to the value of the workforce in place. License acquisition costs represent the portion of purchase price allocated to the cable television and telecommunications licenses acquired in business combinations. Prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill was amortized on a straight-line basis over the periods benefited of 3, 10, 15 or 30 years and license acquisition costs were amortized on a straight-line basis up to 23 years. Upon the adoption of SFAS No. 142, goodwill and license acquisition costs are no longer amortized. Instead these assets are reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. Customer lists represent the portion of the purchase price allocated to the value of the customer base. Customer lists are amortized on a straight-line basis over 3 or 5 years.

Impairment of Long-Lived Assets

Long-lived assets, including fixed assets and amortizable definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

Equity Method Investments

All investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for using the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment, additional contributions made and dividends received. Prior to the adoption of SFAS No. 142, the difference between the Company’s recorded investment and its proportionate interest in the book value of the investees’ net assets were being amortized on a straight-line basis over 10 years. The Company evaluates the carrying value of its equity method investments and tests for impairment in accordance with APB Opinion No. 18.

Deferred Financing Costs

Deferred financing costs of $214.9 million and $249.0 million as of December 31, 2002 and 2001, respectively, are included in other assets. Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Capitalized Interest

Interest is capitalized as a component of the cost of fixed assets constructed. In 2002, 2001 and 2000, total interest incurred was $826.5 million, $1,308.5 million and $981.4 million, respectively, of which interest of $46.3 million, $67.7 million and $95.1 million, respectively, was capitalized.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3.  Significant Accounting Policies (continued)

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

Advertising Expense

The Company charges the cost of advertising to expense as incurred. Advertising costs were $33.5 million, $77.9 million and $94.0 million in 2002, 2001 and 2000, respectively.

Stock-Based Compensation

The Company follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans.

Had compensation for stock options granted by the Company’s former ultimate parent company been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net loss would have been changed to the following pro forma amounts (See Note 17):

	For the Year Ended December 31,

	2002	2001	2000

		(in millions)
Non-cash compensation expense, as reported	$—	$30.6	$—

Non-cash compensation expense, pro forma	$255.9	$259.9	$248.6

Net loss, as reported	$(2,375.8)	$(11,837.0)	$(2,388.1)

Net loss, pro forma	$(2,631.7)	$(12,096.9)	$(2,636.7)

Derivative Financial Instruments

The Company has used financial instruments to hedge a portion, but not all, of its exposure from floating interest rate debt and from movements in foreign exchange rates. Gains and losses on these instruments were deferred and recognized in the statement of operations when the related hedged transactions were recognized. To date, premiums paid for these contracts have not been material. The Company does not use derivative financial instruments for trading or speculative purposes.

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

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4.   Recent Accounting Pronouncements

On December 31, 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting.”

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for the Company on January 1, 2003. The adoption of SFAS No. 145 will require any gain or loss recognized on the extinguishment of debt to be classified as income or loss from continuing operations. Prior to SFAS No. 145, gain or loss recognized on the extinguishment of debt was classified as an extraordinary item.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4.   Recent Accounting Pronouncements (continued)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was effective for the Company on January 1, 2002. This Statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no effect on the results of operations, financial condition or cash flows of the Company.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this new standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002. Primarily due to the significant impairment charge that the Company recorded in 2001, the adoption of this new standard did not result in an impairment upon adoption. Amortization of goodwill and license acquisition costs ceased effective January 1, 2002. See Note 8.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession ) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.   Asset Impairments

Asset impairment charges were $445.1 million in the year ended December 31, 2002. These charges are non-cash charges to write-down certain assets to their estimated fair values based on an assessment that their carrying value was not recoverable. These charges include fixed assets of $56.0 million, license acquisition costs of $29.0 million and goodwill of $360.1 million. The charge with respect to fixed assets was estimated based upon the technological obsolescence of certain network and other equipment. The charge with respect to license acquisition costs and goodwill was determined in accordance with SFAS No. 142. The aggregate asset impairment charge of $445.1 million related to the Company’s business segments as follows: $434.5 million Consumer, $5.3 million Business and $5.3 million Shared.

As of December 31, 2001, the Company performed an analysis of the carrying values of its long-lived assets including goodwill. During 1999 and 2000, acquisitions were made against a background of increasing consolidation and record valuations in the telecommunications industry. This analysis was initiated because of the decline in NTL Europe, Inc.’s (formerly NTL Incorporated’s) stock price and significantly lower valuations for companies within its industry. Additionally, at the time of the Company’s analysis, the book value of NTL Europe, Inc.’s (formerly NTL Incorporated’s) net assets significantly exceeded its market capitalization. Accordingly, the Company performed an analysis of the recoverability of its long-lived assets and associated goodwill. The fair value of the Company’s assets was determined by discounting the Company’s estimates of the expected future cash flows related to these investments when the non-discounted cash flows indicated that the long-lived assets would not be recoverable. The Company recorded a write-down of $8,161.6 million in the fourth quarter of 2001 as a result of this analysis and review, of which $8,160.6 million is included in asset impairments and $1.0 million is included in share of losses from equity investments. The asset impairment charge of $8,160.6 million included goodwill of $8,077.8 million, license acquisition costs of $58.8 million, customer lists of $9.1 million and other intangibles of $14.9 million. The aggregate asset impairment charge of $8,161.6 million related to the Company’s business segments as follows: $6,048.1 million Consumer, $2,113.0 million Business and $0.5 million Broadcast.

6.   Acquisitions

On May 30, 2000, NTL Europe acquired the consumer cable telephone, Internet and television operations of ConsumerCo for an aggregate purchase price of approximately $13.1 billion, including intangibles of approximately $8.9 billion. The Company subsequently acquired ConsumerCo from NTL Europe. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of ConsumerCo are included in the consolidated financial statements beginning in May 2000.

The pro forma unaudited consolidated results of operations for the year ended December 31, 2000 assuming consummation of the acquisition of ConsumerCo as of January 1, 2000 is as follows (in millions).

Year Ended
December 31, 2000

Total revenue	$2,953.4
Net (loss)	(2,973.5)

In November 2001, the Company sold a portion of the indirect access customers acquired from Cable & Wireless Communications plc in May 2000. The sales price was £10.2 million ($14.8 million) which does not include contingent payments for the collection of certain future service revenues and existing receivables. The Company recognized a loss on this sale of $88.5 million, after deducting $102.0 million of unamortized intangibles. The value assigned to these assets upon acquisition was $135.9 million.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.   Fixed Assets

Fixed assets consist of:

	December 31,

	2002	2001

	(in millions)
Operating equipment	$13,659.9	$11,620.8
Other equipment	1,295.6	922.4
Construction-in-progress	1,027.8	1,267.5

	15,983.3	13,810.7
Accumulated depreciation	(4,894.4)	(2,970.4)

	$11,088.9	$10,840.3

8.   Intangible Assets

Intangible assets consist of:

	December 31,

	2002	2001

	(in millions)
Intangible assets not subject to amortization:
License acquisition costs	$23.6	$54.7
Intangible assets subject to amortization:
Customer lists, net of accumulated amortization of $121.0 (2002) and $78.1 (2001)	41.1	64.8

	$64.7	$119.5

The change in the carrying amount of goodwill during the year ended December 31, 2002 is as follows:

Goodwill – December 31, 2001	$647.8
Impairment charge	(360.1)
Foreign currency exchange translation adjustments	42.9

Goodwill – December 31, 2002	$330.6

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

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2002, as adjusted for the Company’s emergence from Chapter 11 reorganization and the adoption of fresh-start reporting, is as follows: $200.2 million in 2003, $200.2 million in 2004, $200.2 million in 2005, $198.7 million in 2006 and $197.7 million in 2007.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table shows the Company’s net loss as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1 of each period (unaudited) (in millions):

		Year Ended
		December 31,

	2002	2001	2000

Net (loss) - as reported	$(2,375.8)	$(11,837.0)	$(2,388.1)
Amortization of:
Goodwill	—	1,067.3	668.5
License acquisition costs	—	36.9	81.1
Other	—	0.7	0.7

	—	1,104.9	750.3

Net (loss) – as adjusted	$(2,375.8)	$(10,732.1)	$(1,637.8)

9.   Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

December 31, 2002

(in millions)
Accounts payable	$0.6
Interest payable	316.8
Due to NTL Europe, Inc.	25.2
Accrued expenses	1.0
Long-term debt:
NTL Communications:
12 3/4% Senior Deferred Coupon Notes	277.8
11 1/2% Senior Deferred Coupon Notes	1,050.0
10% Senior Notes	400.0
9 1/2% Senior Sterling Notes, less unamortized discount	200.8
10 3/4% Senior Deferred Coupon Sterling Notes	439.2
9 3/4% Senior Deferred Coupon Notes	1,193.3
9 3/4% Senior Deferred Coupon Sterling Notes	441.6
11 1/2% Senior Notes	625.0
12 3/8% Senior Deferred Coupon Notes	380.6
7% Convertible Subordinated Notes	489.8
9 1/4% Senior Euro Notes	262.1
9 7/8% Senior Euro Notes	367.0
11 1/2% Senior Deferred Coupon Euro Notes	166.1
11 7/8% Senior Notes, less unamortized discount	491.7
12 3/8% Senior Euro Notes, plus unamortized premium	315.3
6 3/4% Convertible Senior Notes	1,150.0
Diamond Cable:
13 1/4% Senior Discount Notes	285.1
11 3/4% Senior Discount Notes	531.0
10 3/4% Senior Discount Notes	420.5
Diamond Holdings:
10% Senior Sterling Notes	217.3
9 1/8% Senior Notes	110.0

Total	$10,157.8

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding public notes of NTL Communications Corp. were canceled, and all of the outstanding public notes of Diamond Cable Communications Limited were acquired by NTL Communications Corp. The Diamond Holdings Notes remain outstanding.

NTL Incorporated (formerly NTL Communications Corp. )(Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10.   Long-Term Debt

Long-term debt, exclusive of amounts subject to compromise, consists of:

		December 31,

		2002	2001

		(in millions)
NTL Incorporated (formerly NTL Communications Corp.):
12 3/4% Senior Deferred Coupon Notes	(a)	$—	$277.8
11 1/2% Senior Deferred Coupon Notes	(b)	—	1,050.0
10% Senior Notes	(c)	—	400.0
9 1/2% Senior Sterling Notes, less unamortized discount	(d)	—	181.4
10 3/4% Senior Deferred Coupon Sterling Notes	(e)	—	382.3
9 3/4% Senior Deferred Coupon Notes	(f)	—	1,153.8
9 3/4% Senior Deferred Coupon Sterling Notes	(g)	—	385.9
11 1/2% Senior Notes	(h)	—	625.0
12 3/8% Senior Deferred Coupon Notes	(i)	—	364.9
7% Convertible Subordinated Notes	(j)	—	489.8
9 1/4% Senior Euro Notes	(k)	—	222.5
9 7/8% Senior Euro Notes	(l)	—	311.5
11 1/2% Senior Deferred Coupon Euro Notes	(m)	—	135.6
11 7/8% Senior Notes, less unamortized discount	(n)	—	490.7
12 3/8% Senior Euro Notes, less unamortized premium	(o)	—	267.8
6 3/4% Convertible Senior Notes	(p)	—	1,150.0
Communications Cable Funding Corp.:
DIP Facility		229.0	—
NTL Communications Limited and subsidiaries:
Senior Credit Facility	(w)	4,482.1	4,050.0
Working Capital Credit Facility	(w)	657.1	145.4
Other		63.2	58.6
NTL Triangle:
11.2% Senior Discount Debentures	(q)	517.3	517.3
Other		3.6	4.5
Diamond Cable:
13 1/4% Senior Discount Notes	(r)	—	285.1
11 3/4% Senior Discount Notes	(s)	—	531.0
10 3/4% Senior Discount Notes	(t)	—	415.1
Diamond Holdings:
10% Senior Sterling Notes	(u)	—	196.3
9 1/8% Senior Notes	(v)	—	110.0
Other		3.1	3.6

		5,955.4	14,205.9
Less current portion		5,955.4	14,205.9

		$—	$—

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10.   Long-Term Debt (continued)

DIP Facility

In connection with the Plan, some members of the official unsecured creditors’ committee of bondholders committed to provide up to $500.0 million of new debt financing to enable the business operations of our former parent company and some of its subsidiaries to have access to sufficient liquidity to continue ordinary operations during the Chapter 11 process. The Bankruptcy Court approved a DIP facility in the principal amount of $630.0 million (including a $130.0 million commitment from NTL (Delaware), Inc. and the $500.0 million from certain members of the creditors’ committee) in an order entered on July 3, 2002. On July 15, 2002, the various lenders under the DIP facility and NTL (Delaware), Inc. entered into the DIP facility agreement with Communications Cable Funding Corp., a wholly-owned subsidiary of the Company to provide $630.0 million in financing to Communications Cable Funding Corp.

On July 17, 2002, the Company drew the first tranche available under the facility in the amount of $229.0 million.

In connection with the closing of the DIP facility, NTL Europe, Inc. and its debtor subsidiaries paid a closing fee to the DIP lenders equal to 2% of the $630.0 million commitment ($12.6 million) in July 2002.

Each term loan under the DIP facility incurred interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum increased incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period. Interest was payable in cash at least monthly. The DIP facility also included an unutilized commitment fee of 1/2% per annum on the aggregate principal amount of unutilized commitments which is payable in cash each month.

The $229.0 million balance outstanding under the DIP facility was repaid on January 10, 2003.

Outstanding Public Notes

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding public notes of NTL Communications Corp. were canceled, and all of the outstanding public notes of Diamond Cable Communications Limited were acquired by NTL Communications Corp. The NTL Triangle and Diamond Holdings Notes remain outstanding.

(a)	12 3/4% Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from October 15, 2000, redeemable at the Company’s option on or after April 15, 2000;

(b)	11 1/2% Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually from August 1, 2001, redeemable at the Company’s option on or after February 1, 2001;

(c)	10% Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company’s option on or after February 15, 2002;

(d)	9 1/2% Sterling Notes due April 1, 2008, principal amount at maturity of £125.0 million ($201.2 million), interest payable semiannually from October 1, 1998, redeemable at the Company’s option on or after April 1, 2003;

(e)	10 3/4% Sterling Notes due April 1, 2008, principal amount at maturity of £300.0 million ($482.9 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(f)	9 3/4% Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10.   Long-Term Debt (continued)

(g)	9 3/4% Sterling Notes due April 15, 2009, principal amount at maturity of £330.0 million ($531.1 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company’s option on or after April 15, 2004;

(h)	11 1/2% Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company’s option on or after October 1, 2003;

(i)	12 3/8% Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company’s option on or after October 1, 2003;

(j)	7% Convertible Notes due December 15, 2008, principal amount at maturity of $489.8 million, interest payable semiannually from June 15, 1999, redeemable at the Company’s option on or after December 15, 2001, convertible into shares of NTL Incorporated common stock at a conversion price of $39.20 per share (there are approximately 12.5 million shares of NTL Incorporated common stock reserved for issuance upon conversion);

(k)	9 1/4% Euro Notes due November 15, 2006, principal amount at maturity of €250.0 million, ($262.1 million), interest payable semiannually from May 15, 2000;

(l)	9 7/8% Euro Notes due November 15, 2009, principal amount at maturity of €350.0 million, ($367.0 million), interest payable semiannually from May 15, 2000, redeemable at the Company’s option on or after November 15, 2004;

(m)	11 1/2% Deferred Euro Notes due November 15, 2009, principal amount at maturity of €210.0 million ($220.1 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company’s option on or after November 15, 2004;

(n)	11 7/8% Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually from April 1, 2001, redeemable at the Company’s option on or after October 1, 2005;

(o)	12 3/8% Senior Euro Notes due February 1, 2008, issued in January and February 2001, principal amount at maturity of €300.0 million ($314.6 million), interest payable semiannually from August 1, 2001;

(p)	6 3/4% Convertible Notes due May 15, 2008, issued in May 2001, principal amount at maturity of $1,150.0 million, interest payable semiannually from November 15, 2001, redeemable at the Company’s option on or after May 20, 2004, convertible into shares of NTL Incorporated common stock at a conversion price of $32.728 per share (there were approximately 35.1 million shares of NTL Incorporated common stock reserved for issuance upon conversion);

(q)	11.2% Debentures due November 15, 2007, principal amount at maturity of $517.3 million, interest payable semiannually from May 15, 2001, redeemable at NTL Triangle’s option after November 15, 2000;

(r)	13 1/4% Notes due September 30, 2004, principal amount at maturity of $285.1 million, interest payable semiannually from March 31, 2000, redeemable at Diamond’s option on or after September 30, 1999;

(s)	11 3/4% Notes due December 15, 2005, principal amount at maturity of $531.0 million, interest payable semiannually from June 15, 2001, redeemable at Diamond’s option on or after December 15, 2000;

(t)	10 3/4% Notes due February 15, 2007, principal amount at maturity of $420.5 million, interest payable semiannually beginning on August 15, 2002, redeemable at Diamond’s option on or after December 15, 2002;

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10.   Long-Term Debt (continued)

(u)	10% Sterling Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount at maturity of £135.0 million ($217.3 million), interest payable semiannually from August 1, 1998, redeemable at Diamond Holdings’ option on or after February 1, 2003; and

(v)	9 1/8% Notes due February 1, 2008, issued by Diamond Holdings plc, principal amount of $110.0 million, interest payable semiannually from August 1, 1998, redeemable at Diamond Holdings’ option on or after February 1, 2003.

During 2002, 2001 and 2000, the Company recognized $96.7 million, $284.7 million and $473.1 million, respectively, of original issue discount as interest expense.

In addition to the notes described above, subsidiaries of the Company have the following bank credit agreements outstanding:

(w)	Senior Credit Facility originally dated May 30, 2000 (and subsequently amended and restated) of £2,784.8 million ($4,482.1 million), all of which was outstanding as of December 31, 2002; comprising a revolving facility of £2,584.8 million ($4,160.2 million) and a term facility of £200.0 million ($321.9 million); interest payable at least every six months at LIBOR plus mandatory costs plus a margin rate which, in the case of the revolving facility, is fixed at 3.50% per annum for six months from January 10, 2003 and which then varies, depending upon satisfaction of a financial covenant over six monthly periods, between 4.00% and 2.50% per annum and which, in the case of the term facility, is fixed at 5.50% per annum; effective interest rate on the revolving facility of 6.26% and 6.73% per annum at December 31, 2002 and 2001, respectively; effective interest rate on the term facility of 7.76% and 8.06% per annum at December 31, 2002 and 2001, respectively; the unused portion of the commitment to make the revolving facility available is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized; principal then outstanding under the revolving facility is due in full on September 30, 2005; principal under the term facility is due in six quarterly installments beginning on June 30, 2006 and increasing from £5.0 million repayments due on the first two repayment dates to £10.0 million repayments due on the next three repayment dates with the balance being due on September 30, 2007; and

Working Capital Credit Facility originally dated May 30, 2000 (and subsequently amended and restated) of approximately £408.3 million ($657.1 million), all of which was outstanding as of December 31, 2002; originally for £1,300.0 million ($2,092.4 million); following the issuance of new debt beginning in October 2000, the commitment has been reduced to the aforementioned amount; interest payable at least every six months at LIBOR plus mandatory costs plus a margin rate which commenced at 4.50% per annum and increases by 0.50% per annum at the end of each quarter after the date upon which the facility was first utilized (subject to a cap on total interest of 16% per annum and a cap on total interest payable in cash of 14% per annum (any excess being added to principal)); effective interest rate of 11.76% and 9.57% per annum at December 31, 2002 and 2001, respectively; principal is due in full on March 31, 2006.

In February 2001, $109.5 million principal amount of 7% Convertible Subordinated Notes due December 15, 2008 were converted into 2.8 million shares of NTL Europe, Inc. common stock at the applicable conversion price of $39.20 per share. The Company issued as a premium on the conversion an additional 0.5 million shares which were valued at NTL Europe, Inc. closing common stock price on the dates of conversion. The premium, which amounted to $17.6 million, is included in interest expense. Additionally accrued and unpaid interest of $1.2 million at the time of the conversion was waived by the holders of the convertible notes.

The bank credit facilities, as well as the NTL Triangle and Diamond Holdings notes, restrict the payment of cash dividends and loans to the Company. At December 31, 2002, restricted net assets were $3,670.6 million.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10.   Long-Term Debt (continued)

In connection with the Company’s emergence from Chapter 11 reorganization, the Company and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the “Exit Notes”) on January 10, 2003. Initial purchasers of the Company’s Exit Notes also purchased 500,000 shares of the Company’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500.0 million. The proceeds were used in part to repay amounts outstanding under the DIP facility and to purchase from NTL Delaware a £90.0 million note of NTL (UK) Group Inc. and to repay certain other obligations. The Exit Notes are due on January 1, 2010. The Exit Notes are redeemable at the Company’s option after January 10, 2003. Interest on the Exit Notes is payable in cash semiannually from July 1, 2003, with respect to the interest payment due on July 1, 2003, the Company may elect to pay any portion of the interest in cash or by issuance of additional “pay-in-kind” notes. With respect to the interest payments due on January 1, 2004 and July 1, 2004, the Company may make a similar election based on its Available Cash, as defined.

The purchasers of the Company’s Exit Notes are entitled to registration rights with respect to such notes pursuant to the Exchange and Registration Rights Agreement. Under the Exchange and Registration Rights Agreement, the Company agreed, among other things, to file with the Securities and Exchange Commission a registration statement with respect to an offer to exchange the Exit Notes for new notes registered under the Securities Act with terms substantially identical to those of the unregistered notes. If the Company fails to file such registration statement with the Securities and Exchange Commission on or before April 15, 2003 or if certain other registration default events described in the Exchange and Registration Rights Agreement occur, then the Company will be required to pay special interest to each holder of the Exit Notes, pursuant to provisions of the Exchange and Registration Rights Agreement, during the period of one or more of such registration default events. The Company would pay such special interest at a rate of 0.5% per annum, which increases to 1.0% per annum after the first 120-day period following the occurrence of the first such registration default. In addition, the Company’s failure to register the notes in compliance with the Exchange and Registration Rights Agreement would result in an event of default under the Indenture governing the Exit Notes.

Long-term debt repayments, excluding capital leases, are due as follows (in millions). The table reflects the Company’s contractual obligations as of December 31, 2002 as adjusted for the emergence from Chapter 11 reorganization.

Year ending December 31:
2003	$0.4
2004	0.4
2005	4,160.6
2006	689.7
2007	807.4
Thereafter	886.6

Total debt repayments	6,545.1
Less: current portion	0.4

$6,544.7

11.   Derivative Financial Instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in the results of operations or in other comprehensive loss, depending on whether a derivative is designated as a fair value or cash flow hedge. The ineffective portion of all hedges is recognized in the results of operations. Beginning in October 1, 2001, the Company has recorded the change in the fair value of derivatives related to changes in time value each period in other comprehensive loss for certain qualifying cash flow hedges.

On January 1, 2001, the Company recorded all of its outstanding derivative instruments at their fair value. The outstanding derivative instruments were comprised of cross currency swaps to hedge exposure to movements in the British pound/ U.S. dollar exchange rate, and a number of zero cost collars to hedge exposure to floating interest rates on certain of its debt. The aggregate fair value on January 1, 2001 was a liability of $2.2 million, which was recorded as other comprehensive loss.

In 2001, the Company entered into cross currency swaps to hedge exposure to movements in the Euro/British pound exchange rate. In the year ended December 31, 2001, the Company recorded other comprehensive loss of $1.4 million as a result of changes in the fair values. The aggregate fair value at December 31, 2001 was a net liability of $3.6 million. In May 2002, the Company closed out its cross currency swaps for a cash payment of $2.0 million, and recognized a loss of $2.0 million.

In September 2001, the Company entered into a British pound forward foreign exchange agreement, consisting of twenty-six accumulating forward contracts, to reduce its exposure to movement in the British pound/U.S. dollar exchange rate in accordance with its market risk strategies. As of December 31, 2001, the fair value of this instrument was a liability of $0.3 million. In March 2002, this agreement was closed out and the Company received cash of £0.5 million.

12.   Non-Cash Compensation

In July 2001, the Compensation and Option Committee of the Board of Directors of the Company’s former ultimate parent company approved modifications to certain stock options. The latest possible expiration date of options to purchase an aggregate

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

of approximately 4.7 million shares of NTL Europe, Inc.’s common stock with exercise prices from $0.17 to $14.76 per share was extended from July 30, 2001 to October 2004, as applicable, to January 30, 2006. The Company recognized non-cash compensation expense of $30.6 million based on the excess of the quoted market price of NTL Europe, Inc.’s common stock on the date of the modification of $12.05 per share over the exercise price per share. All options to purchase shares of our former ultimate parent company’s common stock were cancelled on the Effective Date pursuant to the Plan.

13.   Other Charges Including Restructuring Charges

Other charges of $389.2 million in 2002 include restructuring charges of $104.8 million and non-cash charges of $284.4 million primarily for allowances for the cancellation of receivables from our former ultimate parent company and certain of its subsidiaries in accordance with the Plan. Other charges of $297.9 million in 2001 include restructuring charges of $202.8 million and costs of $95.1 million incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting. Other charges of $92.7 million in 2000 include restructuring charges of $65.9 million and costs of $26.8 million incurred primarily to integrate the acquired companies, mostly related to information technology integration, as well as costs incurred for business rationalization consulting.

Restructuring charges of $104.8 million, $202.8 million and $65.9 million for the years ended December 31, 2002, 2001 and 2000, respectively, relate to the Company’s actions to reorganize, re-size and reduce operating costs and create greater efficiency in various areas. An aggregate of $7.5 million of the 2002 restructuring charges and $57.9 million of the 2001 restructuring charges were for the write-off of equipment and other assets that are not in use and will not require any future cash outlays. The employee severance and related costs in 2000 were for approximately 2,300 employees to be terminated, none of whom are still employed by the Company as of December 31, 2002. These costs in 2001 were for approximately 5,200 employees to be terminated, of which approximately 20 employees were still employed by the Company as of December 31, 2002. These costs in 2002 were for approximately 740 employees to be terminated, of which approximately 350 employees were still employed by the Company as of December 31, 2002.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13.   Other Charges Including Restructuring Charges (continued)

The following table summarizes the restructuring charges incurred and utilized in 2000, 2001 and 2002:

	Employee	Lease
	Severance	Exit	Agreement	Fixed
	and Related Costs	Costs	Modifications	Assets	Other	Total

Charged to expense	$47.9	$18.0	$—	$—	$—	$65.9
Utilized	—	—	—	—	—	—

Balance, December 31, 2000	47.9	18.0	—	—	—	65.9
2000 provision utilized	(41.3)	(9.6)	—	—	—	(50.9)
2000 provision released	(6.6)	(7.3)	—	—	—	(13.9)
Charged to expense	98.7	32.4	27.7	57.9	—	216.7
2001 provision utilized	(26.2)	—	—	(57.9)	—	(84.1)

Balance, December 31, 2001	72.5	33.5	27.7	—	—	133.7
2000 provision utilized	—	(1.1)	—	—	—	(1.1)
2001 provision utilized	(71.9)	(17.3)	(16.2)	—	—	(105.4)
2001 provision released	(0.6)	(15.1)	(11.5)	—	—	(27.2)
Charged to expense	35.2	78.9	1.2	7.5	9.2	132.0
2002 provision utilized	(15.6)	(0.2)	—	(7.5)	(7.7)	(31.0)

Balance, December 31, 2002	$19.6	$78.7	$1.2	$—	$1.5	$101.0

14.   Income Taxes

The (benefit) expense for income taxes consists of the following:

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Current:
Federal	$—	$—	$—
State and local	(1.2)	1.2	—

Foreign	—	0.5	0.9

Total current	(1.2)	1.7	0.9

Deferred:
Foreign	(24.5)	116.4	(80.8)

Total deferred	(24.5)	116.4	(80.8)

	$(25.7)	$118.1	$(79.9)

The Company’s tax benefit relates primarily to operating loss carryforwards for which a benefit was recognized to the extent of deferred tax liabilities.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14.   Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:

	December 31,

	2002	2001

	(in millions)
Deferred tax liabilities:
Intangibles	$20.9	$34.5
Depreciation and amortization	209.0	354.2

Total deferred tax liabilities	229.9	388.7
Deferred tax assets:
Net operating losses	2,108.2	1,932.9
Capital losses	2,716.7	—
Net deferred interest expense	245.8	239.9
Depreciation and amortization	705.8	401.5
Inventory	3.0	15.9
Purchase accounting liabilities	44.1	16.5
Allowance for doubtful accounts	54.2	—
Other	102.4	51.9

Total deferred tax assets	5,980.2	2,658.6
Valuation allowance for deferred tax assets	(5,844.7)	(2,383.7)

Net deferred tax assets	135.5	274.9

Net deferred tax liabilities	$94.4	$113.8

At December 31, 2002 and 2001, the Company had a valuation allowance against its deferred tax assets to the extent it was not more likely than not that such assets would be realized in the future.

At December 31, 2002, the Company had net operating loss carryforwards of approximately $1.2 billion for U.S. federal income tax purposes that expire in varying amounts commencing in 2009. This excludes net operating loss carryforwards of companies that are resident in both the U.S. and the United Kingdom. In addition, the Company has capital loss carryforwards of approximately $7.7 billion for U.S. federal income tax purposes that expire in 2007. The Company also has United Kingdom net operating loss carryforwards of approximately $5.5 billion that have no expiration date. Pursuant to United Kingdom law, these losses are only available to offset income of the separate entity that generated the loss. A portion of the United Kingdom net operating loss carryforward relates to dual resident companies, of which the U.S net operating loss carryforward amount is approximately $1.7 billion.

As discussed in Note 1, the Company emerged from Chapter 11 bankruptcy on January 10, 2003. A restructuring of the Company’s debt will give rise to cancellation of indebtedness income (“COD”) in 2003, which will be non-taxable since the debt cancellation is in connection with a bankruptcy reorganization. However, to the extent that such amount is excluded from U.S. taxable income, certain tax attributes are subject to reduction, including certain U.S. net operating loss carryforwards and U.S. capital loss carryforwards. The reduction of tax attributes should have no material impact on the Company’s financial statement position since the deferred tax assets related to these tax attributes are offset by a corresponding valuation allowance. Furthermore, the reorganization will cause an ownership change pursuant to Internal Revenue Code Section 382. Section 382 will severely limit the Company’s ability to utilize any remaining U.S. net operating loss carryforwards and may limit the Company’s ability to deduct any built-in losses recognized within the subsequent five-year period.

In 2002, the Internal Revenue Service completed its federal income tax audit of the Company for the years 1996, 1997 and 1998. The audit resulted in a reduction in U.S. net operating loss carryforwards that had no material impact on the Company.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14.   Income Taxes (continued)

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows:

	Year Ended December 31,

	2002	2001	2000

	(in millions)
(Benefit) at federal statutory rate (35%)	$(840.5)	$(4,101.6)	$(863.8)
Add:
Non-deductible asset impairments	126.0	2,856.6	—
Foreign losses with no benefit	531.0	809.7	568.6
U.S. losses with no benefit	159.0	436.6	215.3
Prior year accelerated depreciation	—	116.3	—
State and local income tax, net of federal benefit	(1.2)	0.5	—

	$(25.7)	$118.1	$(79.9)

15.   Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets approximate fair value.

Marketable securities: The carrying amounts reported in the consolidated balance sheets approximate fair value.

Long-term debt: The carrying amounts of the bank credit facilities approximate their fair values. The fair values of the Company’s other debt in the following table are based on the quoted market prices.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15.   Fair Values of Financial Instruments (continued)

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2002		December 31, 2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in millions)
Cash and cash equivalents	$502.0	$502.0	$251.1	$251.1
Marketable securities	5.2	5.2	—	—
Long-term debt:
12-3/4% Notes	277.8	30.6	277.8	91.7
11-1/2% Notes	1,050.0	115.5	1,050.0	336.0
10% Notes	400.0	44.0	400.0	120.0
9-1/2% Sterling Notes	200.8	20.1	181.4	60.1
10-3/4% Sterling Notes	439.2	41.0	382.3	124.3
9-3/4% Notes	1,193.3	130.0	1,153.8	338.0
9-3/4% Sterling Notes	441.6	37.2	385.9	124.8
11-1/2% Notes	625.0	68.8	625.0	200.0
12-3/8% Notes	380.6	49.5	364.9	108.0
7% Convertible Notes	489.8	58.8	489.8	53.9
9-1/4% Euro Notes	262.1	26.2	222.5	74.6
9-7/8% Euro Notes	367.0	36.7	311.5	104.4
11-1/2% Euro Notes	166.1	15.4	135.6	44.9
11-7/8% Notes	491.7	80.0	490.7	160.0
12-3/8% Euro Notes	315.3	31.5	267.8	90.8
6-3/4% Convertible Notes	1,150.0	184.0	1,150.0	353.6
DIP Facility	229.0	229.0	—	—
Senior Credit Facility	4,482.1	4,482.1	4,050.0	4,050.0
Working Capital Credit Facility	657.1	657.1	145.4	145.4
11.2% Debentures	517.3	372.5	517.3	367.3
13-1/4% Notes	285.1	34.2	285.1	77.0
11-3/4% Notes	531.0	63.7	531.0	132.8
10-3/4% Notes	420.5	50.5	415.1	100.9
10% Sterling Notes	217.3	173.8	196.3	143.4
9-1/8% Notes	110.0	77.0	110.0	71.5

16.   Related Party Transactions

On the Effective Date, the Company entered into a Transitional Services Agreement with NTL Europe. Under the Transitional Services Agreement, the Company has agreed to provide NTL Europe with certain administrative and technical support for a limited period of time where its personnel had previously been providing support to the companies now comprised within the NTL Europe group of companies. The Company has agreed to provide NTL Europe with support if and when requested in the following areas: accounting, payroll and financial reporting support, technical assistance to NTL Europe’s Spanish business, access to the Company’s internal legal and tax advisors with respect to historic matters and continued support in the management and monitoring of certain of the joint ventures in which NTL Europe has investments. This agreement provides that the Company’s employees shall, as appropriate, prioritize work performed for the Company ahead of work performed on behalf of NTL Europe.

In addition, under the Transitional Services Agreement, the Company provides the services of five of its employees to NTL Europe seconded on a full-time basis for a period of up to two years (at NTL Europe’s option) and permit NTL Europe and its group companies to continue to use the “NTL” name for a period of up to one year, in the case of NTL Europe, and three years, in the case of certain other of its subsidiaries.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16.   Related Party Transactions (continued)

NTL Europe pays the Company pre-determined charges set out in the Transitional Services Agreement in respect of the services provided by the Company and its subsidiaries under the agreement based on the amount of time spent by the relevant personnel in carrying out such work.

Other charges in 2002 include $129.6 million of non-cash expense for allowances for the cancellation of receivables from NTL Europe in accordance with the Plan which were payable to United Kingdom subsidiaries of the Company.

On September 28, 2001, the Company loaned NTL Europe $150.0 million in cash and received 15.0% Promissory Notes due September 30, 2004. Interest was payable monthly in cash at a rate of 15.0% per annum beginning on October 31, 2001. Interest income – NTL Europe, Inc. includes $8.0 million and $5.8 million in 2002 and 2001, respectively, from such notes. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, these notes were canceled. Other charges in 2002 include $152.3 million of expense for allowances for the cancellation of these notes.

On April 5, 2002, following receipt of the proceeds from the sale of NTL Australia, NTL Delaware loaned £90.0 million to NTL (UK) Group, Inc. Such loan was actually made (with the approval of the lenders under the UK credit facilities) to NTL (UK) Group, Inc. and then on-lent to certain subsidiaries of NTL (UK) Group, Inc. Interest on the note was at 23% per annum, compounded semiannually, and was payable, in cash, on the earlier of April 1, 2006 or the redemption date of the notes. In connection with the DIP facility, the current interest rate on this loan had been reduced from 23% per annum to 11% per annum. Interest expense – NTL Europe, Inc. includes $14.8 million from such loan. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, such debt was repaid.

NTL Delaware was a lender under the DIP facility. Interest expense – NTL Europe, Inc. includes $2.9 of fees paid to NTL Delaware under this facility.

Pursuant to the DIP facility, all funding needs of the debtors were funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement. Communications Cable Funding Corp. had entered into intercompany note agreements with NTL Europe and NTL (Delaware), Inc. to evidence such transactions. The notes earned interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum increased incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period. Interest income – NTL Europe, Inc. includes $0.8 million of interest due from NTL Europe, Inc. for such notes. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, such debt in the amount of $69.3 million was repaid.

The Company’s President – Chief Executive Officer is also the Chairman of ATX Communications, Inc. (“ATX”) (formerly known as CoreComm Holdco, Inc.). Until January 2003, ATX shared resources with the Company related specifically to corporate activity, including corporate employees and a corporate office. In conjunction with these arrangements, the Company provided ATX with management, financial, legal and administrative support services through the use of employees, as well as access to office space and equipment and use of supplies and related office services. The salaries of employees providing service to ATX were charged to ATX by the Company based on the allocation of their time spent providing services to ATX.

Amounts charged to ATX by the Company consist of direct costs allocated to ATX where indentifiable and a percentage of the portion of the Company’s corporate overhead which cannot be specifically allocated to the Company. Effective January 1, 2001, the percentage used to allocate corporate overhead was reduced. The Company’s charges to ATX commenced in October 1998. It is not practicable to determine the amounts of these expenses that would have been incurred had ATX operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the years ended December 31, 2002, 2001 and 2000, the Company charged ATX $0.4 million, $0.4 million and $1.2 million, respectively, which reduced the Company’s corporate expenses.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16.   Related Party Transactions (continued)

On April 12, 2002, our former ultimate parent company purchased $15.0 million of an unsecured convertible note from ATX and received warrants to purchase 770,000 shares of ATX common stock at an exercise price of $0.01 per share that expire in April 2011. In addition, concurrently with the note purchase and without additional compensation, the Company entered into a network and software agreement with ATX. Under the agreement, ATX will provide U.S. network for Internet traffic from the Company’s UK customers for three years, as well as a royalty free license to use certain billing and provisioning software and know-how.

The Company obtains billing and software development services from ATX. ATX billed the Company $2.9 million, $3.4 million and $5.9 million in the years ended December 31, 2002, 2001 and 2000, respectively for these services. In 2001, the Company entered into a license agreement with ATX whereby the Company was granted an exclusive irrevocable, perpetual license to billing software developed by ATX for telephony rating, digital television events rating, fraud management and other tasks. The sales price was cash of $9.8 million for the development costs expended by ATX plus a fixed amount of $3.0 million representing the one-time perpetual license fee. The billing software was being used by the Company at the time of this agreement, and was being maintained and modified by ATX under an ongoing software maintenance and development outsourcing agreement between the companies.

In March 2000, the Company and ATX announced that they had entered into an agreement to link their networks in order to create an international Internet backbone that commenced operations in February 2001. The Company incurred costs of $0.3 million for network usage in the year ended December 31, 2001. The Company has not incurred any additional costs subsequent to 2001.

At December 31, 2002 and 2001, the Company had a receivable from ATX of $2.5 million and $1.1 million, respectively.

17.   Shareholder’s Equity

The following description of authorized capital stock, common stock, stockholder rights plan and stock options reflects changes as a result of the Company's emergence from Chapter 11 reorganization.

Authorized Capital Stock

Pursuant to the Company’s reorganization, the Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share.

Common Stock

On the Effective Date, the Company issued to certain of its stakeholders 50,000,969 shares of common stock and 8,750,496 Series A Warrants, each of which entitles the holder thereof to purchase one share of the Company’s common stock at an initial exercise price of $309.88, subject to adjustment. The Series A Warrants expire on January 10, 2011. In addition, the Company issued 500,000 shares of common stock to initial purchases of the Exit Notes.

Stockholder Rights Plan

The Company’s Rights Agreement provides that a Right will be issued with each share of common stock issued. The Rights are exercisable upon the occurrence of certain potential takeover events and will expire in January 2013 unless previously redeemed or exchanged by the Company. When exercisable, each Right entitles the owner to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock (“Rights Preferred Stock”) at the Stockholder Rights purchase price, subject to adjustment.

The Rights Preferred Stock will be entitled to a quarterly dividend payment equal to the greater of $10.00 and 1,000 times the aggregate amount per share of all dividends declared on the common stock since the immediately preceding dividend payment date. In the event of liquidation, the holders of Rights Preferred Stock will be entitled to the greater of $1,000 for each share of Rights Preferred Stock held, plus any accrued and unpaid dividends or distributions on those shares and the aggregate amount per share equal to 1,000 times the aggregate amount to be distributed per share to holders of common stock. Each share of Rights Preferred Stock will have 1,000 votes and will vote together with the common stock. In the event of any merger, consolidation or other transaction in which shares of common stock are changed or exchanged, each share of Rights Preferred Stock will be entitled to receive common stock of the acquiring Company valued at two times the exercise price of the Stockholder Right. The Rights are protected by customary antidilution provisions.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Stock Options

Upon approval by the compensation committee of the board of directors, the Company will adopt the NTL Incorporated 2003 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan is intended to provide incentives to certain employees of the Company and its subsidiaries to foster and promote the long term growth and performance of the Company and to better align such employees’ interests with the stockholders of the Company. Under the Stock Option Plan, options to purchase up to 10% of the issued and outstanding shares of the Company’s common stock as of the Effective Date may be granted from time to time to certain employees of the Company and its subsidiaries. Accordingly, the Company has reserved 5 million shares of common stock for issuance under the Stock Option Plan.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Stock Options (continued)

The Company’s employees participated in the various stock option plans of its former ultimate parent company. All options to purchase shares of the Company’s former ultimate parent company’s common stock were cancelled on the Effective Date pursuant to the Plan.

There were none, 13.7 million and 34.8 million options granted under these plans for the years ended December 31, 2002, 2001 and 2000, respectively.

Pro forma information regarding net loss has been determined as if the Company had accounted for its former ultimate parent’s employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rates of 4.47%, 4.47% and 5.30%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company’s former ultimate parent’s common stock of .702, .702, and .385, respectively, and a weighted-average expected life of the option of 10 years in 2002, 2001 and 2000.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because these stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Stock Options (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effects of applying SFAS No. 123 on pro forma disclosures of net loss for the years ended December 31, 2002, 2001 and 2000 are not likely to be representative of the pro forma effects on net loss in future years. Following is the Company’s pro forma information as if the Company and not its former ultimate parent had issued the stock options:

	Year Ended
	December 31,

	2002	2001	2000

	(in millions)
Net (loss)	$(2,375.8)	$(11,837.0)	$(2,388.1)
Pro forma net (loss)	$(2,631.7)	$(12,096.9)	$(2,636.7)

18.   Employee Benefit Plans

Certain subsidiaries of the Company operate defined benefit pension plans in the United Kingdom. The assets of the Plans are held separately from those of the Company and are invested in specialized portfolios under the management of an investment group. The pension cost is calculated using the attained age method. The Company’s policy is to fund amounts to the defined benefit plans necessary to comply with the funding requirements as prescribed by the laws and regulations in the United Kingdom.

At December 31, 2002, the projected benefit obligations of the Company’s defined benefit pension plans exceeded the fair value of the plan assets by $121.3 million. Each of the Company’s four defined benefit pension plans had accumulated benefit obligations in excess of the fair value of plan assets at December 31, 2002. The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for these four plans were $333.5 million, $289.4 million and $212.2 million, respectively, at December 31, 2002.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

18.   Employee Benefit Plans (continued)

	Year Ended
	December 31,

	2002	2001

	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$200.3	$201.8
Acquisition	20.8	—
Service cost	10.8	9.9
Interest cost	17.3	11.3
Actuarial losses (gains)	85.3	(7.0)
Benefits paid	(10.1)	(6.3)
Curtailments/settlements	(1.8)	—
Other	1.9	—
Foreign currency exchange rate changes	9.0	(9.4)

Benefit obligation at end of year	$333.5	$200.3

Change in plan assets
Fair value of plan assets at beginning of year	$229.2	$269.1
Acquisition	17.3	—
Actual return on plan assets	(43.5)	(31.0)
Company contributions	8.9	8.0
Plan participants’ contributions	3.0	3.0
Benefits paid	(10.1)	(6.3)
Curtailments/settlements	(1.4)	—
Other	(1.3)	—
Foreign currency exchange rates changes	10.1	(13.6)

Fair value of plan assets at end of year	$212.2	$229.2

Funded status of the plan	$(121.3)	$28.9
Unrecognized net actuarial (gains) losses	136.5	(12.4)
Unrecognized transition obligation	5.6	5.0

Net amount recognized	$20.8	$21.5

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$—	$16.5
Accrued benefit liability	(88.5)	—
Intangible asset	5.6	5.0
Accumulated other comprehensive loss	103.7	—

Net amount recognized	$20.8	$21.5

	Year Ended December 31,

	2002	2001

Actuarial assumptions:
Discount rate	5.50% - 5.90%	6.00%
Rate of compensation increase	3.30% - 5.20%	3.50% - 4.00%
Expected long-term rate of return on plan assets	6.60% - 7.50%	7.00% - 7.50%

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

18.   Employee Benefit Plans (continued)

The components of net pension costs are as follows:

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Service cost	$10.8	$9.9	$10.7
Interest cost	17.3	11.3	11.3
Curtailments/settlements	1.8	—	—
Expected return on plan assets	(20.0)	31.0	(2.0)
Net amortization and deferral	0.7	(51.9)	(20.6)

	$10.6	$0.3	$(0.6)

19.   Leases

A summary of assets held under capital lease are as follows (in millions):

	December 31,

	2002	2001

Land, buildings and equipment	$89.0	$100.2
Less: accumulated depreciation	(26.9)	(28.5)

	$62.1	$71.7

Future minimum annual payments at December 31, 2002 are as follows (in millions). The table reflects the Company’s contractual obligations.

	Capital	Operating
	Leases	Leases

Year ending December 31:
2003	$9.3	$84.0
2004	9.0	70.5
2005	8.0	60.8
2006	7.1	53.7
2007	6.7	52.8
Thereafter	166.7	394.5

Total minimum lease payments	206.8	$716.3

Less: amount representing interest	(140.0)

Present value of net minimum obligations	66.8
Less: current portion	(66.8)

	$—

Leases for buildings, office space and equipment extend through 2031. Total rental expense for the years ended December 31, 2002, 2001 and 2000 under operating leases was $140.1 million, $74.5 million and $46.2 million, respectively.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

20.   Commitments and Contingent Liabilities

At December 31, 2002, the Company was committed to pay approximately $1,422.0 million for equipment and services and for investments in and loans to affiliates. This amount includes approximately $984.4 million for operations and maintenance contracts and other commitments from January 1, 2004 to 2013. The aggregate amount of the fixed and determinable portion of these obligations for the succeeding fiscal years is as follows (in millions):

Year Ending December 31:

2003	$437.6
2004	109.7
2005	109.4
2006	109.4
2007	109.4

$875.5

The Company is involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

21.   Summarized Financial Information About NTL Incorporated (formerly NTL Communications Corp.)

In connection with the Company’s emergence from Chapter 11 reorganization, the Company and certain of its subsidiaries (the “Guarantors”) issued the Exit Notes. The Exit Notes are guaranteed on a senior basis by the following subsidiaries of the Company: NTL Digital (US) Inc., CableTel Ventures Limited, Bearsden Nominees, Inc., CableTel Programming, Inc., NTL International Services, Inc. and NTL Funding (NJ), Inc. (collectively referred to as the “Senior Guarantors”). The Exit Notes are guaranteed on a subordinated basis by Communications Cable Funding Corp. (referred to as the “Subordinated Guarantor” and together with the Senior Guarantors, the “Guarantors”).

The following condensed consolidating financial information of the Company as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 is being provided pursuant to Article 3-10(c) of Regulation S-X and SOP 90-7.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

21.   Summarized Financial Information about NTL Incorporated (formerly NTL Communications Corp.) (continued)

	Year Ended December 31, 2002

		Communications
	NTL	Cable		Entities in	Other
Statement of Operations	Incorporated	Funding	Diamond	Reorganization	Guarantors

	(in millions)
Revenue
Consumer telecommunications and television	$—	$—	$—	$—	$—
Business telecommunications	—	—	—	—	—
Broadcast transmission and other	—	—	—	—	—

	—	—	—	—	—
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	—	—	—	—	0.8
Selling, general and administrative expenses	—	—	—	—	0.3
Asset impairments	—	—	—	—	—
Non-cash compensation	—	—	—	—	—
Other charges	154.8		—	154.8	—
Corporate expenses	37.9	(22.3)	—	15.6	—
Depreciation	0.5	—	—	0.5	—
Amortization	26.2	—	4.2	30.4	—

	219.4	(22.3)	4.2	201.3	1.1

Operating (loss)	(219.4)	22.3	(4.2)	(201.3)	(1.1)
Other income (expense)
Interest income and other, net	0.3	110.0	198.9	309.2	5.0
Interest income – NTL Europe, Inc.	8.0	0.8	—	8.8	—
Interest expense	(280.3)	(128.0)	(84.5)	(492.8)	(4.4)
Interest expense – NTL Europe, Inc.	—	(2.9)	—	(2.9)	—
Share of (losses) from equity investments	(1,516.9)	—	(247.2)	(1,764.1)	(3.4)
Other gains (losses)	—	—	—	—	—
Foreign currency transaction (losses) gains	(282.0)	—	(11.7)	(293.7)	0.8

Income (loss) before recapitalization items and income taxes	(2,290.3)	2.2	(148.7)	(2,436.8)	(3.1)
Recapitalization items, net	(86.7)	—	(5.8)	(92.5)	—

Income (loss) before income taxes	(2,377.0)	2.2	(154.5)	(2,529.3)	(3.1)
Income tax benefit	1.2	—	(1.4)	(0.2)	—

Net income (loss)	$(2,375.8)	$2.2	$(155.9)	$(2,529.5)	$(3.1)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended December 31, 2002

		Entities		Consolidated
	All Other	Not in		NTL
Statement of Operations	Subsidiaries	Reorganization	Adjustments	Incorporated

	(in millions)
Revenue
Consumer telecommunications and television	$2,074.1	$2,074.1	$—	$2,074.1
Business telecommunications	880.1	880.1	—	880.1
Broadcast transmission and other	310.9	310.9	—	310.9

	3,265.1	3,265.1	—	3,265.1
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	1,501.7	1,502.5	—	1,502.5
Selling, general and administrative expenses	769.8	770.1	(0.3)	769.8
Asset impairments	445.1	445.1	—	445.1
Non-cash compensation	—	—	—	—
Other charges	234.4	234.4	—	389.2
Corporate expenses	3.1	3.1	—	18.7
Depreciation	1,477.4	1,477.4	—	1,477.9
Amortization	33.3	33.3	—	63.7

	4,464.8	4,465.9	(0.3)	4,666.9

Operating (loss)	(1,199.7)	(1,200.8)	0.3	(1,401.8)
Other income (expense)
Interest income and other, net	19.4	24.4	(312.6)	21.0
Interest income – NTL Europe, Inc.	—	—	—	8.8
Interest expense	(696.6)	(701.0)	431.3	(762.5)
Interest expense – NTL Europe, Inc.	(14.8)	(14.8)	—	(17.7)
Share of (losses) from equity investments	—	(3.4)	1,764.1	(3.4)
Other gains (losses)	—	—	—	—
Foreign currency transaction (losses) gains	199.6	200.4	(0.8)	(94.1)

Income (loss) before recapitalization items and income taxes	(1,692.1)	(1,695.2)	1,882.3	(2,249.7)
Recapitalization items, net	(59.3)	(59.3)		(151.8)

Income (loss) before income taxes	(1,751.4)	(1,754.4)	1,882.3	(2,401.5)
Income tax benefit	25.9	25.9	—	25.7

Net income (loss)	$(1,725.5)	$(1,728.6)	$1,882.3	$(2,375.8)

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

21.   Summarized Financial Information about NTL Incorporated (formerly NTL Communications Corp.) (continued)

	Year Ended December 31, 2001

		Communications
	NTL	Cable		Entities in	Other
Statement of Operations	Incorporated	Funding	Diamond	Reorganization	Guarantors

	(in millions)
Revenue
Consumer telecommunications and television	$—	$—	$—	$—	$—
Business telecommunications	—	—	—	—	—
Broadcast transmission and other	—	—	—	—	—

	—	—	—	—	—
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	—	—	—	—	0.8
Selling, general and administrative expenses	3.2	—	—	3.2	(0.1)
Asset impairments	—	—	—	—	—
Non-cash compensation	30.6	—	—	30.6	—
Other charges	—	—	—	—	—
Corporate expenses	24.3	—	—	24.3	—
Depreciation	0.5	—	—	0.5	—
Amortization	24.5	—	4.0	28.5	0.5

	83.1	—	4.0	87.1	1.2

Operating (loss)	(83.1)	—	(4.0)	(87.1)	(1.2)
Other income (expense)
Interest income and other, net	13.6	—	184.1	197.7	3.5
Interest income – NTL Europe, Inc.	5.8	—	—	5.8	—
Interest expense	(762.8)	—	(170.9)	(933.7)	(4.2)
Interest expense – NTL Europe, Inc.	—	—	—	—	—
Share of (losses) from equity investments	(11,067.5)	—	(985.4)	(12,052.9)	(14.3)
Other (losses)	—	—	—	—	—
Foreign currency transaction gains (losses)	58.2	—	(0.8)	57.4	(3.6)

(Loss) before income taxes	(11,835.8)	—	(977.0)	(12,812.8)	(19.8)
Income tax expense	(1.2)	—	—	(1.2)	—

Net (loss)	$(11,837.0)	$—	$(977.0)	$(12,814.0)	$(19.8)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended December 31, 2001

		Entities		Consolidated
	All Other	Not in		NTL
Statement of Operations	Subsidiaries	Reorganization	Adjustments	Incorporated

	(in millions)
Revenue
Consumer telecommunications and television	$2,069.2	$2,069.2	$—	$2,069.2
Business telecommunications	836.8	836.8	—	836.8
Broadcast transmission and other	283.6	283.6	—	283.6

	3,189.6	3,189.6	—	3,189.6
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	1,563.5	1,564.3	—	1,564.3
Selling, general and administrative expenses	970.1	970.0	—	973.2
Asset impairments	8,160.6	8,160.6	—	8,160.6
Non-cash compensation	—	—	—	30.6
Other charges	297.9	297.9	—	297.9
Corporate expenses	—	—	—	24.3
Depreciation	1,360.9	1,360.9	—	1,361.4
Amortization	1,149.9	1,150.4	—	1,178.9

	13,502.9	13,504.1	—	13,591.2

Operating (loss)	(10,313.3)	(10,314.5)	—	(10,401.6)
Other income (expense)
Interest income and other, net	16.0	19.5	(188.4)	28.8
Interest income – NTL Europe, Inc.	—	—	—	5.8
Interest expense	(947.0)	(951.2)	644.1	(1,240.8)
Interest expense – NTL Europe, Inc.	—	—	—	—
Share of (losses) from equity investments	(8.9)	(23.2)	12,052.9	(23.2)
Other (losses)	(88.5)	(88.5)	—	(88.5)
Foreign currency transaction gains (losses)	(53.2)	(56.8)	—	0.6

(Loss) before income taxes	(11,394.9)	(11,414.7)	12,508.6	(11,718.9)
Income tax expense	(116.9)	(116.9)	—	(118.1)

Net (loss)	$(11,511.8)	$(11,531.6)	$12,508.6	$(11,837.0)

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

21.   Summarized Financial Information about NTL Incorporated (formerly NTL Communications Corp.) (continued)

	Year Ended December 31, 2000

		Communications
	NTL	Cable		Entities in	Other
Statement of Operations	Incorporated	Funding	Diamond	Reorganization	Guarantors

	(in millions)
Revenue
Consumer telecommunications and television	$—	$—	$—	$—	$—
Business telecommunications	—	—	—	—	—
Broadcast transmission and other	—	—	—	—	—

	—	—	—	—	—
Costs and expenses
Operating expenses (exclusive of depreciation and amortization shown separately below)	—	—	—	—	—
Selling, general and administrative expenses	5.9	—	—	5.9	0.4
Asset impairments	—	—	—	—	—
Non-cash compensation	—	—	—	—	—
Other charges	—	—	—	—	—
Corporate expenses	23.7	—	—	23.7	—
Depreciation	0.5	—	—	0.5	—
Amortization	19.2	—	4.0	23.2	0.5

	49.3	—	4.0	53.3	0.9

Operating (loss)	(49.3)	—	(4.0)	(53.3)	(0.9)
Other income (expense)
Interest income and other, net	14.5	—	174.9	189.4	(0.6)
Interest income – NTL Europe, Inc.	—	—	—	—	—
Interest expense	(599.4)	—	(163.6)	(763.0)	(0.3)
Interest expense – NTL Europe, Inc.	—	—	—	—	—
Share of (losses) from equity investments	(1,821.7)	—	(444.5)	(2,266.2)	(22.9)
Other (losses)	—	—	—	—	—
Foreign currency transaction gains (losses)	67.8	—	(3.6)	64.2	3.7

(Loss) before income taxes	(2,388.1)	—	(440.8)	(2,828.9)	(21.0)
Income tax benefit	—	—	—	—	—

Net (loss)	$(2,388.1)	$—	$(440.8)	$(2,828.9)	$(21.0)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended December 31, 2000

		Entities		Consolidated
	All Other	Not in		NTL
Statement of Operations	Subsidiaries	Reorganization	Adjustments	Incorporated

	(in millions)
Revenue
Consumer telecommunications and television	$1,518.2	$1,518.2	$—	$1,518.2
Business telecommunications	702.2	702.2	—	702.2
Broadcast transmission and other	263.8	263.8	—	263.8

	2,484.2	2,484.2	—	2,484.2
Costs and expenses
Operating expenses (exclusive of depreciation and amortization shown separately below)	1,223.2	1,223.2	—	1,223.2
Selling, general and administrative expenses	962.8	963.2	—	969.1
Asset impairments	—	—	—	—
Non-cash compensation	—	—	—	—
Other charges	92.7	92.7	—	92.7
Corporate expenses	—	—	—	23.7
Depreciation	873.9	873.9	—	874.4
Amortization	802.6	803.1	—	826.3

	3,955.2	3,956.1	—	4,009.4

Operating (loss)	(1,471.0)	(1,471.9)	—	(1,525.2)
Other income (expense)
Interest income and other, net	11.2	10.6	(174.2)	25.8
Interest income – NTL Europe, Inc.	—	—	—	—
Interest expense	(320.9)	(321.2)	197.9	(886.3)
Interest expense – NTL Europe, Inc.	—	—	—	—
Share of (losses) from equity investments	(1.3)	(24.2)	2,266.2	(24.2)
Other (losses)	—	—	—	—
Foreign currency transaction gains (losses)	(126.0)	(122.3)	—	(58.1)

(Loss) before income taxes	(1,908.0)	(1,929.0)	2,289.9	(2,468.0)
Income tax benefit	79.9	79.9	—	79.9

Net (loss)	$(1,828.1)	$(1,849.1)	$2,289.9	$(2,388.1)

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

21.   Summarized Financial Information about NTL Incorporated (formerly NTL Communications Corp.) (continued)

	December 31, 2002

		Communications
	NTL	Cable		Entities in	Other
Balance Sheet	Incorporated	Funding	Diamond	Reorganization	Guarantors

	(in millions)
Current assets	$47.4	$454.3	$0.8	$502.5	$2.5
Investments in and loans to affiliates, net	3,413.9	18,645.8	941.5	23,001.2	8.4
Fixed and noncurrent assets	128.7	162.8	15.6	307.1	102.2

Total assets	$3,590.0	$19,262.9	$957.9	$23,810.8	$113.1

Current liabilities	$245.8	$122.6	$—	$368.4	$0.4
Noncurrent liabilities	—	2,784.3	1.5	2,785.8	135.2
Liabilities subject to compromise	8,520.3	—	1,656.9	10,177.2	—
Shareholder’s (deficiency) equity	(5,176.1)	16,356.0	(700.5)	10,479.4	(22.5)

Total liabilities and shareholder’s (deficiency) equity	$3,590.0	$19,262.9	$957.9	$23,810.8	$113.1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002

		Entities		Consolidated
	All Other	Not in		NTL
Balance Sheet	Subsidiaries	Reorganization	Adjustments	Incorporated

	(in millions)
Current assets	$1,032.9	$1,035.4	$(367.2)	$1,170.7
Investments in and loans to affiliates, net	—	8.4	(23,001.2)	8.4
Fixed and noncurrent assets	11,555.0	11,657.2	(102.0)	11,862.3

Total assets	$12,587.9	$12,701.0	$(23,470.4)	$13,041.4

Current liabilities	$1,823.7	$1,824.1	$5,772.8	$7,965.3
Noncurrent liabilities	12,804.7	12,939.9	(15,631.3)	94.4
Liabilities subject to compromise	—	—	(19.4)	10,157.8
Shareholder’s (deficiency) equity	(2,040.5)	(2,063.0)	(13,592.5)	(5,176.1)

Total liabilities and shareholder’s (deficiency) equity	$12,587.9	$12,701.0	$(23,470.4)	$13,041.4

	December 31, 2001

		Communications
	NTL	Cable		Entities in	Other
Balance Sheet	Incorporated	Funding	Diamond	Reorganization	Guarantors

	(in millions)
Current assets	$90.0	$—	$0.4	$90.4	$1.9
Investments in and loans to affiliates, net	4,462.6	—	1,061.0	5,523.6	4.4
Fixed and noncurrent assets	305.4	—	18.2	323.6	98.3

Total assets	$4,858.0	$—	$1,079.6	$5,937.6	$104.6

Current liabilities	$8,037.0	$—	$1,561.8	$9,598.8	$0.2
Noncurrent liabilities	—	—	—	—	124.2
Shareholder’s (deficiency)	(3,179.0)		(482.2)	(3,661.2)	(19.8)

Total liabilities and shareholder’s (deficiency)	$4,858.0	$—	$1,079.6	$5,937.6	$104.6

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2001

		Entities		Consolidated
	All Other	Not in		NTL
Balance Sheet	Subsidiaries	Reorganization	Adjustments	Incorporated

	(in millions)
Current assets	$924.0	$925.9	$(3.3)	$1,013.0
Investments in and loans to affiliates, net	—	4.4	(5,523.6)	4.4
Fixed and noncurrent assets	11,689.4	11,787.7	(98.3)	12,013.0

Total assets	$12,613.4	$12,718.0	$(5,625.2)	$13,030.4

Current liabilities	$6,587.8	$6,588.0	$(100.1)	$16,086.7
Noncurrent liabilities	6,036.5	6,160.7	(6,038.0)	122.7
Shareholder’s (deficiency)	(10.9)	(30.7)	512.9	(3,179.0)

Total liabilities and shareholder’s (deficiency)	$12,613.4	$12,718.0	$(5,625.2)	$13,030.4

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

21.   Summarized Financial Information about NTL Incorporated (formerly NTL Communications Corp.) (continued)

	Year Ended December 31, 2002

		Communications
	NTL	Cable		Entities in	Other
Statement of Cash Flows	Incorporated	Funding	Diamond	Reorganization	Guarantors

	(in millions)
Net cash provided by (used in) operating activities	$52.9	$(33.7)	$(36.6)	$(17.4)	$6.3
Net cash (used in) investing activities	(99.1)	(162.8)	16.3	(245.6)	(6.2)
Net cash provided by financing activities	3.9	216.4	20.1	240.4	—
Effect of exchange rate changes on cash	—	—	—	—	—

(Decrease) increase in cash and cash equivalents	(42.3)	19.9	(0.2)	(22.6)	0.1
Cash and cash equivalents at the beginning of the year	78.5	—	0.4	78.9	0.1

Cash and cash equivalents at the end of the year	$36.2	$19.9	$0.2	$56.3	$0.2

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended December 31, 2002

		Entities		Consolidated
	All Other	Not in		NTL
Statement of Cash Flows	Subsidiaries	Reorganization	Adjustments	Incorporated

	(in millions)
Net cash provided by (used in) operating activities	$326.8	$333.1	$(57.0)	$258.7
Net cash (used in) investing activities	(669.4)	(675.6)	77.0	(844.2)
Net cash provided by financing activities	580.2	580.2	(20.0)	800.6
Effect of exchange rate changes on cash	35.8	35.8	—	35.8

(Decrease) increase in cash and cash equivalents	273.4	273.5	—	250.9
Cash and cash equivalents at the beginning of the year	172.1	172.2	—	251.1

Cash and cash equivalents at the end of the year	$445.5	$445.7	$—	$502.0

	Year Ended December 31, 2001

		Communications
	NTL	Cable		Entities in	Other
Statement of Cash Flows	Incorporated	Funding	Diamond	Reorganization	Guarantors

	(in millions)
Net cash (used in) provided by operating activities	$(406.7)	$—	$(55.4)	$(462.1)	$3.2
Net cash (used in) investing activities	(1,099.1)	—	(201.3)	(1,300.4)	(4.2)
Net cash provided by financing activities	1,416.1	—	256.6	1,672.7	—
Effect of exchange rate changes on cash	—	—	—	—	—

(Decrease) in cash and cash equivalents	(89.7)	—	(0.1)	(89.8)	(1.0)
Cash and cash equivalents at the beginning of the year	168.2	—	0.5	168.7	1.1

Cash and cash equivalents at the end of the year	$78.5	$—	$0.4	$78.9	$0.1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended December 31, 2001

		Entities		Consolidated
	All Other	Not in		NTL
Statement of Cash Flows	Subsidiaries	Reorganization	Adjustments	Incorporated

	(in millions)
Net cash (used in) provided by operating activities	$786.8	$790.0	$(886.5)	$(558.6)
Net cash (used in) investing activities	(1,695.3)	(1,699.5)	1,141.8	(1,858.1)
Net cash provided by financing activities	834.7	834.7	(255.3)	2,252.1
Effect of exchange rate changes on cash	(7.8)	(7.8)	—	(7.8)

(Decrease) in cash and cash equivalents	(81.6)	(82.6)	—	(172.4)
Cash and cash equivalents at the beginning of the year	253.7	254.8	—	423.5

Cash and cash equivalents at the end of the year	$172.1	$172.2	$—	$251.1

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

21.   Summarized Financial Information about NTL Incorporated (formerly NTL Communications Corp.) (continued)

	Year Ended December 31, 2000

		Communications
	NTL	Cable		Entities in	Other
Statement of Cash Flows	Incorporated	Funding	Diamond	Reorganization	Guarantors

	(in millions)
Net cash (used in) provided by operating activities	$(301.7)	$—	$(88.1)	$(389.8)	$3.8
Net cash (used in) investing activities	(5,940.8)	—	(103.1)	(6,043.9)	(3.2)
Net cash provided by financing activities	5,707.3	—	7.0	5,714.3	—
Effect of exchange rate changes on cash	—	—	(12.2)	(12.2)	—

(Decrease) increase in cash and cash equivalents	(535.2)	—	(196.4)	(731.6)	0.6
Cash and cash equivalents at the beginning of the year	703.4	—	196.9	900.3	0.5

Cash and cash equivalents at the end of the year	$168.2	$—	$0.5	$168.7	$1.1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended December 31, 2000

		Entities		Consolidated
	All Other	Not in		NTL
Statement of Cash Flows	Subsidiaries	Reorganization	Adjustments	Incorporated

	(in millions)
Net cash (used in) provided by operating activities	$1,006.6	$1,010.4	$(789.6)	$(169.0)
Net cash (used in) investing activities	(5,191.3)	(5,194.5)	1,731.7	(9,506.7)
Net cash provided by financing activities	4,278.4	4,278.4	(942.1)	9,050.6
Effect of exchange rate changes on cash	(13.4)	(13.4)	—	(25.6)

(Decrease) increase in cash and cash equivalents	80.3	80.9	—	(650.7)
Cash and cash equivalents at the beginning of the year	173.4	173.9	—	1,074.2

Cash and cash equivalents at the end of the year	$253.7	$254.8	$—	$423.5

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

22.   Industry Segments

The Company has four reportable segments: Broadcast Services, Consumer Services, Business Services and Shared Services. The Broadcast Services segment operates in the United Kingdom and includes digital and analog television and radio broadcasting, rental of antenna space on the Company’s owned and leased towers and sites and associated services, and satellite and media services. Consumer Services include telephony, cable television, Internet access and interactive services in regional franchise areas in the United Kingdom and Ireland. The Business Services segment operates in the United Kingdom and includes telephony, national and international wholesale carrier telecommunications, and radio communications services to the emergency services community. Shared Services principally include network and information technology management, finance, human resources and facilities management. Shared Services also includes assets and related depreciation and amortization that are not allocated to another segment.

The accounting policies of the segments are the same as those described in the Significant Accounting Policies note. The Company’s management evaluates segment performance based on various financial and non-financial measurements. The Company’s primary measure of profit or loss is Operating EBITDA. The results of operations data utilized in financial measurements are revenues and Operating EBITDA, which is earnings before interest, taxes, depreciation, amortization, asset impairments, non-cash compensation, other charges, corporate expenses, share of (losses) from equity investments, other (losses), foreign currency transaction (losses) gains and recapitalization items, net. Certain selling, general and administrative expenses are allocated to segments based on revenues. Management does not allocate costs of shared services departments and jointly used assets for purposes of measuring segment performance. The reportable segments are strategic business units that are managed separately and offer different services.

The Company’s primary measure of profit or loss for each reportable segment is Operating EBITDA as defined above. The Company considers Operating EBITDA an important indicator of the operational strength and performance of its reportable segments, including the ability to provide cash flows to service debt and fund capital expenditures. Operating EBITDA excludes the impact of costs and expenses that do not directly effect cash flows such as depreciation, amortization, asset impairments, non-cash compensation and share of (losses) from equity investments. The Company also excludes costs and expenses that are not directly related to the performance of a single reportable segment from Operating EBITDA rather than allocate these costs and expenses to multiple reportable segments. Other charges, corporate expenses, and foreign currency transactions are not directly related to a single segment. Operating EBITDA should be considered in addition to, not as a substitute for, operating (loss), net (loss) and other measures of financial performance reported in accordance with generally accepted accounting principles.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

22.   Industry Segments (continued)

	Broadcast	Consumer	Business	Shared	Total

	(in millions)
Year ended December 31, 2002
Revenues	$310.9	$2,074.1	$880.1	$—	$3,265.1
Depreciation and amortization	73.0	1,025.3	416.6	26.7	1,541.6
Operating EBITDA (1)	165.5	839.3	332.1	(344.1)	992.8
Expenditures for long-lived assets	64.2	485.3	141.4	185.0	875.9
Total assets (2)	527.3	7,993.4	3,367.3	1,153.4	13,041.4
Year ended December 31, 2001
Revenues	$283.6	$2,069.2	$836.8	$—	$3,189.6
Depreciation and amortization	76.0	1,840.5	587.9	35.9	2,540.3
Operating EBITDA (1)	143.9	738.7	335.2	(565.7)	652.1
Expenditures for long-lived assets	131.8	1,151.3	321.5	43.8	1,648.4
Total assets (3)	792.5	8,012.3	3,287.0	938.6	13,030.4
Year ended December 31, 2000
Revenues	$263.8	$1,518.2	$702.2	$—	$2,484.2
Depreciation and amortization	53.2	1,443.6	184.2	19.7	1,700.7
Operating EBITDA (1)	130.3	410.8	232.4	(481.6)	291.9
Expenditures for long-lived assets	70.0	1,088.5	724.6	276.1	2,159.2
Total assets (4)	804.8	17,910.7	3,746.0	685.0	23,146.5

(1)	Represents earnings before interest, taxes, depreciation, amortization, asset impairments, non-cash compensation, other charges, corporate expenses, share of (losses) from equity investments, other (losses), foreign currency transaction (losses) gains and recapitalization items, net.

(2)	At December 31, 2002, shared assets included $458.2 million of cash, cash equivalents and marketable securities and $695.2 million of other assets.

(3)	At December 31, 2001, shared assets included $189.8 million of cash, cash equivalents and $748.8 million of other assets.

(4)	At December 31, 2000, shared assets included $355.0 million of cash, cash equivalents and marketable securities and $330.0 million of other assets.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession) and Subsidiaries

Notes to Consolidated Financial Statements (continued)

22.   Industry Segments (continued)

The reconciliation of segment combined Operating EBITDA to (loss) before income taxes is as follows:

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Segment combined Operating EBITDA	$992.8	$652.1	$291.9
(Add) Deduct:
Asset impairments	445.1	8,160.6	—
Non-cash compensation	—	30.6	—
Other charges	389.2	297.9	92.7
Corporate expenses	18.7	24.3	23.7
Depreciation	1,477.9	1,361.4	874.4
Amortization	63.7	1,178.9	826.3
Interest income and other, net	(21.0)	(28.8)	(25.8)
Interest income – NTL Europe, Inc.	(8.8)	(5.8)	—
Interest expense	762.5	1,240.8	886.3
Interest expense – NTL Europe, Inc.	17.7	—	—
Shares of losses from equity investments	3.4	23.2	24.2
Other losses	—	88.5	—
Foreign currency transactions losses (gains)	94.1	(0.6)	58.1
Recapitalization items, net	151.8	—	—

	3,394.3	12,371.0	2,759.9

(Loss) before income taxes	$(2,401.5)	$(11,718.9)	$(2,468.0)

Geographic Information

	United	United
	States	Kingdom	Ireland	Total
	(in millions)
2002
Revenues	$—	$3,175.1	$90.0	$3,265.1
Long-lived assets	163.6	11,569.2	137.9	11,870.7
2001
Revenues	$—	$3,127.3	$62.3	$3,189.6
Long-lived assets	151.3	11,703.5	162.6	12,017.4
2000
Revenues	$—	$2,423.0	$61.2	$2,484.2
Long-lived assets	1.6	21,658.5	155.4	21,815.5

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession)
Schedule I — Condensed Financial Information of Registrant
Condensed Balance Sheets
(in millions)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$36.2	$78.5
Marketable securities	5.2	—
Other	6.0	11.5

Total current assets	47.4	90.0
Office improvements and equipment, net of accumulated depreciation of $2.2 (2002) and $1.7 (2001)	0.8	1.3
Investments in and loans to affiliates, net	3,413.9	4,462.6
Deferred financing costs, net of accumulated amortization of $102.0 (2002) and $75.9 (2001)	127.9	154.1
Note receivable from NTL Europe, Inc.	—	150.0

Total assets	$3,590.0	$4,858.0

Liabilities and shareholder’s (deficiency)
Liabilities not subject to compromise
Current liabilities	$245.8	$8,037.0
Long-term debt	—	—
Liabilities subject to compromise	8,520.3	—
Shareholder’s (deficiency):
Common stock	—	—
Additional paid-in capital	14,045.5	13,917.7
Accumulated other comprehensive (loss)	(653.6)	(904.5)
(Deficit)	(18,568.0)	(16,192.2)

	(5,176.1)	(3,179.0)

Total liabilities and shareholder’s (deficiency)	$3,590.0	$4,858.0

See accompanying notes.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession)
Condensed Statements of Operations
(in millions)

	Year Ended December 31,

	2002	2001	2000

Cost and expenses
Corporate expenses	$37.9	$24.3	$23.7
General and administrative expenses	—	3.2	5.9
Non-cash compensation	—	30.6	—
Other charges	154.8	—	—
Depreciation	0.5	0.5	0.5
Amortization	26.2	24.5	19.2

Operating (loss)	(219.4)	(83.1)	(49.3)
Other income (expense)
Interest income and other, net	0.3	13.6	14.5
Interest income – NTL Europe, Inc.	8.0	5.8	—
Interest expense (contractual interest of $831.3 (2002))	(280.3)	(762.8)	(599.4)
Foreign currency transaction (losses) gains	(282.0)	58.2	67.8

(Loss) before recapitalization items, income taxes and equity in net (loss) of subsidiaries	(773.4)	(768.3)	(566.4)
Recapitalization items, net	(86.7)	—	—

(Loss) before income taxes and equity in net (loss) of subsidiaries	(860.1)	(768.3)	(566.4)
Income tax benefit (expense)	1.2	(1.2)	—

(Loss) before equity in net (loss) of subsidiaries	(858.9)	(769.5)	(566.4)
Equity in net (loss) of subsidiaries	(1,516.9)	(11,067.5)	(1,821.7)

Net (loss)	$(2,375.8)	$(11,837.0)	$(2,388.1)

See accompanying notes.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession)
Condensed Statements of Cash Flows
(in millions)

	Year Ended December 31,

	2002	2001	2000

Net cash provided by (used in) operating activities	$52.9	$(406.7)	$(301.7)
Investing activities
Purchase of office improvements and equipment	—	(0.1)	(0.5)
Purchase of marketable securities	(10.8)	(9.9)	—
Proceeds from sales of marketable securities	5.6	10.0	5.0
Investments in and loans to affiliates	(93.9)	(949.1)	(5,944.2)
Increase in other assets	—	—	(1.1)
Loan to NTL Incorporated	—	(150.0)	—

Net cash (used in) investing activities	(99.1)	(1,099.1)	(5,940.8)
Financing activities
Distribution to NTL (Delaware), Inc.	—	(10.6)	—
Contributions from NTL (Delaware), Inc	3.9	40.8	5,227.2
Proceeds from borrowings, net of financing costs	—	1,385.9	476.3
Principal payments	—	—	(73.7)
Cash released from escrow for debt repayment	—	—	77.5

Net cash provided by financing activities	3.9	1,416.1	5,707.3

(Decrease) in cash and cash equivalents	(42.3)	(89.7)	(535.2)
Cash and cash equivalents at beginning of year	78.5	168.2	703.4

Cash and cash equivalents at end of year	$36.2	$78.5	$168.2

Supplemental disclosure of cash flow information
Cash paid for interest	$96.4	$424.3	$240.2
Income taxes paid	—	—	0.4
Supplemental schedule of non-cash financing activities
Conversion of notes, net of unamortized deferred financing costs	$—	$109.5	$—
Contribution from NTL (Delaware), Inc	123.9	110.2	—

See accompanying notes.

NTL Incorporated (formerly NTL Communication Corp.) (Debtor-in-Possession)
Notes to Condensed Financial Statements

1.  Corporate Restructuring

On May 8, 2002, NTL Incorporated (then known as NTL Communications Corp.), (the “Company”) NTL Europe, Inc. (then known as NTL Incorporated) and certain of the Company’s and NTL Europe, Inc.’s subsidiaries filed a pre-arranged joint reorganization plan (the “Plan”) under Chapter 11 of the US Bankruptcy Code. The Company’s operating subsidiaries and those of NTL Europe, Inc. were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003, at which time the Company emerged from Chapter 11 reorganization.

Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and the Company and NTL Europe, Inc. each emerged as independent public companies. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for the former NTL group’s principal UK and Ireland assets. Prior to consummation of the Plan, the Company was a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for the former NTL group’s continental European and certain other assets. Pursuant to the Plan, all of the outstanding securities of the Company’s former ultimate parent company (NTL Europe) and certain of its subsidiaries, including the Company, were cancelled, and the Company issued shares of its common stock and Series A warrants and NTL Europe, Inc. issued shares of its common stock and preferred stock to various former creditors and stockholders of the Company’s former ultimate parent company and its subsidiaries, including the Company. The precise mix of new securities received by holders of each particular type of security of the Company’s former ultimate parent company and its subsidiaries was set forth in the Plan. The outstanding notes of Diamond Holding Limited and NTL (Triangle) LLC were not canceled and remain outstanding.

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

NTL Incorporated (formerly NTL Communication Corp.) (Debtor-in-Possession)
Notes to Condensed Financial Statements

3.   Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

December 31,
2002

(in millions)
Accounts payable	$0.6
Interest payable	243.2
Payable to NTL (Delaware), Inc.	25.2
Accrued expenses	1.0
Long-term debt
NTL Communications:
12 3/4% Senior Deferred Coupon Notes	277.8
11 1/2% Senior Deferred Coupon Notes	1,050.0
10% Senior Notes	400.0
9 1/2% Senior Sterling Notes, less unamortized discount	200.8
10 3/4% Senior Deferred Coupon Sterling Notes	439.2
9 3/4% Senior Deferred Coupon Notes	1,193.3
9 3/4% Senior Deferred Coupon Sterling Notes	441.6
11 1/2% Senior Notes	625.0
12 3/8% Senior Deferred Coupon Notes	380.6
7% Convertible Subordinated Notes	489.8
9 1/4% Senior Euro Notes	262.1
9 7/8% Senior Euro Notes	367.0
11 1/2% Senior Deferred Coupon Euro Notes	166.1
11 7/8% Senior Notes, less unamortized discount	491.7
12 3/8% Senior Euro Notes, plus unamortized premium	315.3
6 3/4% Convertible Senior Notes	1,150.0

Total	$8,520.3

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding public notes of the Company were canceled.

NTL Incorporated (formerly NTL Communication Corp.) (Debtor-in-Possession)
Notes to Condensed Financial Statements

4.   Long-Term Debt

Long-term debt, exclusive of amounts subject to compromise, consists of:

			December 31,

			2002	2001

			(in millions)
12- 3/4% Senior Deferred Coupon Notes	(a	)	$—	$277.8
11- 1/2% Senior Deferred Coupon Notes	(b	)	—	1,050.0
10% Senior Notes	(c	)	—	400.0
9- 1/2% Senior Sterling Notes, less unamortized discount	(d	)	—	181.4
10- 3/4% Senior Deferred Coupon Sterling Notes	(e	)	—	382.3
9- 3/4% Senior Deferred Coupon Notes	(f	)	—	1,153.8
9- 3/4% Senior Deferred Coupon Sterling Notes	(g	)	—	385.9
11- 1/2% Senior Notes	(h	)	—	625.0
12- 3/8% Senior Deferred Coupon Notes	(i	)	—	364.9
7% Convertible Subordinated Notes	(j	)	—	489.8
9- 1/4% Senior Euro Notes	(k	)	—	222.5
9- 7/8% Senior Euro Notes	(l	)	—	311.5
11- 1/2% Senior Deferred Coupon Euro Notes	(m	)	—	135.6
11- 7/8% Senior Notes, less unamortized discount	(n	)	—	490.7
12- 3/8% Senior Euro Notes, plus unamortized premium	(o	)	—	267.8
6-3/4% Convertible Senior Notes	(p	)	—	1,150.0

			—	7,889.0
			—	7,889.0

			$—	$—

NTL Incorporated (formerly NTL Communication Corp.) (Debtor-in-Possession)
Notes to Condensed Financial Statements (continued)

Outstanding Public Notes

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding public notes of NTL Communications Corp. were canceled.

(a)	12-3/4% Notes due April 15, 2005, principal amount at maturity of $277.8 million, interest payable semiannually from on October 15, 2000, redeemable at the Company’s option on or after April 15, 2000;

(b)	11-1/2% Notes due February 1, 2006, principal amount at maturity of $1,050.0 million, interest payable semiannually from August 1, 2001, redeemable at the Company’s option on or after February 1, 2001;

(c)	10% Notes due February 15, 2007, principal amount at maturity of $400.0 million, interest payable semiannually from August 15, 1997, redeemable at the Company’s option on or after February 15, 2002;

(d)	9-1/2% Sterling Notes due April 1, 2008, principal amount at maturity of £125.0 million ($201.2 million), interest payable semiannually from October 1, 1998, redeemable at the Company’s option on or after April 1, 2003;

(e)	10-3/4% Sterling Notes due April 1, 2008, principal amount at maturity of £300.0 million ($482.9 million), interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(f)	9-3/4% Notes due April 1, 2008, principal amount at maturity of $1,300.0 million, interest payable semiannually beginning on October 1, 2003, redeemable at the Company’s option on or after April 1, 2003;

(g)	9-3/4% Sterling Notes due April 15, 2009, principal amount at maturity of £330.0 million ($531.1 million), interest payable semiannually beginning on October 15, 2004, redeemable at the Company’s option on or after April 15, 2004;

(h)	11-1/2% Notes due October 1, 2008, principal amount at maturity of $625.0 million, interest payable semiannually from April 1, 1999, redeemable at the Company’s option on or after October 1, 2003;

(i)	12-3/8% Notes due October 1, 2008, principal amount at maturity of $450.0 million, interest payable semiannually beginning on April 1, 2004, redeemable at the Company’s option on or after October 1, 2003;

(j)	7% Convertible Notes due December 15, 2008, principal amount at maturity of $489.8 million, interest payable semiannually from June 15, 1999, convertible into shares of NTL Incorporated common stock at a conversion price of $39.20 per share, redeemable at the Company’s option on or after December 15, 2001 (there are approximately 12.5 million shares of NTL Incorporated common stock reserved for issuance upon conversion);

(k)	9- 1/4% Euro Notes due November 15, 2006, principal amount at maturity of €250.0 million ($262.1 million), interest payable semiannually from May 15, 2000;

(l)	9-7/8% Euro Notes due November 15, 2009, principal amount at maturity of €350.0 million ($367.0 million), interest payable semiannually from May 15, 2000, redeemable at the Company’s option on or after November 15, 2004;

NTL Incorporated (formerly NTL Communication Corp.) (Debtor-in-Possession)
Notes to Condensed Financial Statements (continued)

(m)	11-1/2% Deferred Euro Notes due November 15, 2009, principal amount at maturity of €210.0 million ($220.1 million), interest payable semiannually beginning on May 15, 2005, redeemable at the Company’s option on or after November 15, 2004 and;

(n)	11-7/8% Notes due October 1, 2010, principal amount at maturity of $500.0 million, interest payable semiannually from April 1, 2001, redeemable at the Company’s option on or after October 1, 2005;

(o)	12-3/8% Senior Euro Notes due February 1, 2008, issued in January and February 2001, principal amount at maturity of €300.0 million ($314.6 million), interest payable semiannually from August 1, 2001;

(p)	6-3/4% Convertible Senior Notes due May 15, 2008, issued in May 2001, principal amount at maturity of $1,150.0 million, interest payable semiannually from November 15, 2001, convertible into shares of NTL Incorporated common stock at a conversion price of $32.728 per share, redeemable at the Company’s option on or after May 20, 2004 (there are approximately 35.1 million shares of NTL Incorporated common stock reserved for issuance upon conversion);

The indentures governing the notes contain restrictions relating to, among other things: (i) incurrence of additional indebtedness and issuance of preferred stock, (ii) dividend and other payment restrictions and (iii) mergers, consolidations and sales of assets.

During 2002, 2001 and 2000, the Company recognized $96.7 million, $243.5 million and $334.3 million, respectively, of original issue discount as interest expense.

In connection with the Company’s emergence from Chapter 11 reorganization, the Company and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the “Exit Notes”) on January 10, 2003. Initial purchasers of the Company’s Exit Notes also purchased 500,000 shares of the Company’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500.0 million. The proceeds were used in part to repay amounts outstanding under the DIP facility and to purchase from NTL Delaware a £90.0 million note of NTL (UK) Group Inc. and to repay certain other obligations. The Exit Notes are due on January 1, 2010. The Exit Notes are redeemable at the Company’s option after January 10, 2003. Interest on the Exit Notes is payable in cash semiannually from July 1, 2003, with respect to the interest payment due on July 1, 2003, the Company may elect to pay any portion of the interest in cash or by issuance of additional “pay-in-kind” notes. With respect to the interest payments due on January 1, 2004 and July 1, 2004, the Company may make a similar election based on our Available Cash, as defined.

The purchasers of the Company’s Exit Notes are entitled to registration rights with respect to such notes pursuant to the Exchange and Registration Rights Agreement. Under the Exchange and Registration Rights Agreement, the Company agreed, among other things, to file with the Securities and Exchange Commission a registration statement with respect to an offer to exchange the Exit Notes for new notes registered under the Securities Act with terms substantially identical to those of the unregistered notes. If the Company fails to file such registration statement with the Securities and Exchange Commission on or before April 15, 2003 or if certain other registration default events described in the Exchange and Registration Rights Agreement occur, then the Company will be required to pay special interest to each holder of the Exit Notes, pursuant to provisions of the Exchange and Registration Rights Agreement, during the period of one or more of such registration default events. The Company would pay such special interest at a rate of 0.5% per annum, which increases to 1.0% per annum after the first 120-day period following the occurrence of the first such registration default. In addition, the Company’s failure to register the notes in compliance with the Exchange and Registration Rights Agreement would result in an event of default under the Indenture governing the Exit Notes.

Long-term debt repayments are due as follows (in millions). The table reflects the Company’s contractual obligations as of December 31, 2002 as adjusted for the emergence from Chapter 11 reorganization.

Year ending December 31:
2003	$—
2004	—
2005	—
2006	—
2007	—
Thereafter	558.2

Total debt repayments	558.2
Less: current portion	—

$558.2

5.   Leases

Leases for office space end in 2004. Total rental expense for the years ended December 31, 2002, 2001 and 2000 under operating leases was $1.4 million, $1.8 million and $2.0 million, respectively.

Future minimum lease payments under noncancellable operating leases as of December 31, 2002 are (in millions): $1.1 (2003) and $0.7 (2004).

6.     Other

On the Effective Date, the Company loaned Communications Cable Funding Corp., (a wholly-owned subsidiary), $160.6 million for the repayment of debt to NTL Delaware, Inc. The loan is payable on demand. Interest is payable on demand at a rate of 5.28516% per annum and will be increased to 15% per annum.

In addition, on the Effective Date, the Company acquired the public debt of Diamond Cable Communications Limited aggregating $1,373.1 million (including interest of $136.5 million).

On February 4, 2003, the Company released Diamond Cable Communications Limited from its obligations under these notes.

On September 28, 2001, the Company loaned NTL Europe, Inc. $150.0 million in cash and received 15.0% Promissory Notes due September 30, 2004. Interest is payable monthly in cash at a rate of 15.0% per year beginning on October 31, 2001. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, these notes were canceled.

No cash dividends were paid to the registrant by subsidiaries for the years ended December 31, 2002, 2001 and 2000.

NTL Incorporated (formerly NTL Communications Corp.) (Debtor-in-Possession)
Schedule II - Valuation and Qualifying Accounts

Col. A	Col. B	Col. C		Col. D		Col. E

		Additions

			(2)
		(1)	Charged
	Balance at	Charged	to
	Beginning	to	Other			Balance
	of	Costs and	Accounts	(Deductions)/Additions		at End
Description	Period	Expenses	Describe	Describe		of Period

Year ended December 31, 2002
Allowance for doubtful accounts	$126.1	$55.2	$—	$(88.6	)(a)	$92.7

Year ended December 31, 2001
Allowance for doubtful accounts	$135.2	$58.3	$—	$(67.4	)(b)	$126.1

Year ended December 31, 2000
Allowance for doubtful accounts	$84.9	$98.5	$—	$(48.2	)(c))	$135.2

(a)	Uncollectible accounts written-off, net of recoveries of $99.5 million, offset by $10.9 million foreign currency exchange translation adjustments.

(b)	Uncollectible accounts written-off, net of recoveries of $63.5 million and $3.9 million foreign currency translation adjustments.

(c)	Uncollectible accounts written-off, net of recoveries of $91.6 million and $5.7 million foreign currency exchange translation adjustments, offset by $49.1 million allowance for doubtful accounts as of acquisition dates of purchased subsidiaries.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NTL EUROPE, INC.

Date: May 29, 2003	By:	/s/ Jeffrey A. Brodsky

Jeffrey A. Brodsky Chairman of the Board of Directors, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Jeffrey A. Brodsky Jeffrey A. Brodsky	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	May 29, 2003

/s/ John F. Gregg John F. Gregg	Treasurer and Chief Financial Officer (Principal Financial Officer)	May 29, 2003

/s/ Richard A. Spohn Richard A. Spohn	Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 29, 2003

/s/ Michael J. Cochran Michael J. Cochran	Director	May 29, 2003

/s/ H. Sean Mathis H. Sean Mathis	Director	May 29, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Jeffrey A. Brodsky, certify that:

     1.     I have reviewed this annual report on Form 10-K of NTL Europe, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 29, 2003

/s/ Jeffrey A. Brodsky
Name: Jeffrey A. Brodsky Title: Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, John F. Gregg, certify that:

     1.     I have reviewed this annual report on Form 10-K of NTL Europe, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 29, 2003

/s/ John F. Gregg
Name: John F. Gregg Title: Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation, dated as of January 10, 2003 [Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/A (Commission File No. 0-30673) filed on January 10, 2003]

3.2	Amended and Restated By-Laws [Incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 8-A/A (Commission File No. 0-30673) filed on January 10, 2003]

4.1	Form of Common Stock Certificate [Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form 8-A/A (Commission File No. 0-30673) filed on January 10, 2003]

4.2	Form of 10% Fixed Coupon Redeemable Preferred Stock [Incorporated by reference to Exhibit 5 to the Registrant’s Registration Statement on Form 8-A/A (Commission File No. 0-30673) filed on January 10, 2003]

4.3	Stockholder Rights Agreement, dated as of January 10, 2003, by and between NTL Europe, Inc. and Continental Stock Transfer and Trust Company [Incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A/A (Commission File No. 0-30673) filed on January 10, 2003]

4.4	Registration Rights Agreement, dated as of January 10, 2003, by and among NTL Europe, Inc. and the other parties listed on the signature pages thereto [Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 27, 2003]

4.5*	Amendment No. 1 to Registration Rights Agreement, dated as of May 7, 2003, by and among NTL Europe, Appaloosa Management L.P. and Angelo Gordon & Co., L.P.

10.1	NTL Europe, Inc. 2003 Stock Option Plan adopted on January 10, 2003 [Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 10, 2003]

10.2	Credit Agreement, dated March 28, 2000, as amended on May 16, 2000 and as amended and restated as of April 30, 2002, by and among NTL Delaware as parent, NTL Cablecom Holding GmbH as shareholder, Cablecom GmbH as principal borrower, J.P. Morgan plc and Morgan Stanley Senior Funding, Inc. as arrangers and joint book managers, J.P. Morgan Europe Limited as agent, and the lenders party thereto [Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 10, 2003]

10.3	Employment Agreement, dated October 15, 2002, by and between NTL Europe, Inc. and John F. Gregg [Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 10, 2003]

10.4	Employment Agreement, dated October 15, 2002, by and between NTL Europe, Inc. and Bruno J. Claude [Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 10, 2003]

10.5	Employment Agreement, dated October 15, 2002, by and between Cablecom GmbH and John F. Gregg [Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 10, 2003]

10.6	Employment Agreement, dated October 15, 2002, by and between Cablecom GmbH and Bruno J. Claude [Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 10, 2003]

10.7	Engagement Letter, dated August 30, 2002, by and among NTL Europe, Inc., the Creditors’ Committee and Quest Turnaround Advisors, L.L.C. [Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 10, 2003]

10.8	Form of NTL Europe, Inc. Director and Officer Indemnification Agreement and a schedule of persons party thereto [Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 10, 2003]

10.9	Tax Sharing Agreement, dated January 10, 2003, by and between NTL Europe, Inc. and NTL Incorporated [Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 10, 2003]

10.10	Transitional Services Agreement, dated January 10, 2003, by and between NTL Europe, Inc. and NTL Incorporated [Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 10, 2003]

10.11	De-Merger Agreement, dated January 10, 2003, by and between NTL Europe, Inc. and NTL Incorporated [Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 10, 2003]

10.12	Novation Agreement, dated January 10, 2003, by and among NTL Europe, Inc., NTL Incorporated, Cable and Wireless plc and certain of each of their respective subsidiaries [Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-30673) filed on January 10, 2003]

10.13	Agreement, relating to the transfer of certain securities in B2, dated April 30, 2003, among NTL Delaware, NTL Sweden, Nogenta Swedish Acquisition Holding B.V. and the Key Shareholders, Other Holders and B2. [Incorporated by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K (Commission File. No. 0-30673) filed on May 14, 2003]

10.14*	Engagement Letter, dated January 28, 2003, by and between NTL Europe, Inc. and Quest Turnaround Advisors, L.L.C.

21*	Subsidiaries

99.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.3*	Corporate Governance Guidelines of NTL Europe, Inc. adopted on January 10, 2003

99.4*	Code of Business Conduct and Ethics of NTL Europe, Inc. adopted on January 10, 2003

99.5*	Code of Ethics for Principal Executive and Senior Financial Officers adopted on January 10, 2003

99.6*	Compensation Committee Charter of NTL Europe, Inc. adopted on January 10, 2003

99.7*	Audit Committee Charter of NTL Europe, Inc. adopted on January 10, 2003

99.8*	Disclosure Committee Charter of NTL Europe, Inc. adopted on April 10, 2003

*	filed herewith