Form 10-Q
period 2003-03-31
NTL EUROPE INC
filed 2003-08-29
CIK 1114937

Click Here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

Commission File Number 0-30673

NTL EUROPE, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4105887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37 Purchase Street Rye, New York	10580
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (914) 921-1800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES        NO

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.   YES        NO

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan by a court.   YES        NO

Number of shares outstanding at July 23, 2003:  19,657,718 shares of Common Stock, par value $.01 per share.

NTL EUROPE, INC.

Back to Index

PART I:	FINANCIAL INFORMATION

Item 1: Financial Statements

NTL Europe, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in millions)

	March 31, 2003 Reorganized Company	December 31, 2002 Predecessor Company (see note)

	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$195.9	$277.5
Marketable securities	—	17.3
Accounts receivable — trade, less allowance for doubtful accounts of $10.1 (2003) and $9.4 (2002)	84.9	243.4
Other	62.6	50.3
Discontinued operations	—	12,968.1

Total current assets	343.4	13,556.6
Fixed assets, net	1,171.9	1,682.1
Goodwill	—	218.7
Reorganizational value in excess of amounts allocable to identifiable assets	221.0	—
Customer lists, net of accumulated amortization of $2.4 (2003) and $171.4 (2002)	211.8	62.8
Investments in and loans to affiliates, net	20.9	13.0
Deferred tax asset	91.6	195.3
Other assets, net of accumulated amortization of $62.4 (2002)	23.3	120.9

Total assets	$2,083.9	$15,849.4

Back to Index

NTL Europe, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets - continued
(amounts in millions)

	March 31, 2003 Reorganized Company	December 31, 2002 Predecessor Company (see note)

	(unaudited)	(audited)
Liabilities and shareholders’ (deficiency)
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$42.6	$49.3
Accrued expenses and other	68.0	92.5
Interest payable	6.0	43.5
Deferred revenue	196.8	235.6
Current portion of long-term debt	2,443.1	2,719.3
Discontinued operations (including liabilities subject to compromise of $10,157.8)	—	17,956.2

Total current liabilities	2,756.5	21,096.4
Other	135.2	132.7
Deferred income taxes	135.8	226.0
Liabilities subject to compromise, including redeemable preferred stock	—	4,294.1
Commitments and contingent liabilities
Mandatorily redeemable preferred stock – authorized 20.0 shares; issued and outstanding 6.9 shares, liquidation preference $343.0	110.3	—
Shareholders’ (deficiency):
Common stock - $.01 par value; authorized 60.0 shares; issued and outstanding 19.7 shares (2003); $.01 par value; authorized 800.0 shares; issued and outstanding 276.6 shares (2002)	0.2	2.8
Additional paid-in capital	—	13,574.9
Accumulated other comprehensive (loss)	(12.5)	(830.2)
(Deficit)	(1,041.6)	(22,647.3)

	(1,053.9)	(9,899.8)

Total liabilities and shareholders’ (deficiency)	$2,083.9	$15,849.4

See accompanying notes.

Back to Index

NTL Europe, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in millions, except per share amounts)

	Three months ended March 31,

	2003	2002

	Reorganized Company	Predecessor Company (see note)

Revenues	$119.6	$88.6
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	44.2	44.2
Selling, general and administrative expenses	29.8	20.5
Other charges	3.5	1.0
Corporate expenses	4.7	6.9
Depreciation	45.7	45.9
Amortization	2.5	17.8

	130.4	136.3

Operating (loss)	(10.8)	(47.7)
Other income (expense)
Interest income and other, net	(0.1)	11.3
Interest expense	(1,025.9)	(46.9)
Share of (losses) from equity investments	(0.4)	(49.2)
Foreign currency transaction gains	0.5	—

(Loss) before recapitalization items, income taxes and discontinued operations	(1,036.7)	(132.5)
Recapitalization items, net	—	(13.7)

(Loss) before income taxes and discontinued operations	(1,036.7)	(146.2)
Income tax benefit (expense)	(0.7)	10.8

(Loss) from continuing operations	(1,037.4)	(135.4)
Discontinued operations:
(Loss) from discontinued operations, net of income tax benefit of $12.5 (2002)	—	(470.5)

Net (loss)	(1,037.4)	(605.9)
Preferred stock dividends and accretion	(4.2)	(98.4)

Net (loss) available to common shareholders	$(1,041.6)	$(704.3)

Basic and diluted net (loss) per share:
(Loss) from continuing operations	$(52.99)	$(0.85)
(Loss) from discontinued operations	—	(1.70)

Net (loss) per common share	$(52.99)	$(2.55)

Weighted average shares	19,657,433	276,626,475

January 1,

2003

Predecessor Company

Fresh start adoption – fixed assets	$(507.2)
Fresh start adoption – debt	1,313.2
Fresh start adoption – intangible assets	145.3
Fresh start adoption – deferred taxes	(13.5)
Fresh start adoption – pensions	(31.2)
Fresh start adoption – all other	(10.3)

896.3
Gain on discontinued operations	5,041.3
Gain on debt discharge	3,962.4

Net income	$9,900.0

Basic and diluted net income per share	$35.79

See accompanying notes.

Back to Index

NTL Europe, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ (Deficiency)
(unaudited)
(dollars in millions)

							Accumulated Other Comprehensive (Loss)

	Series Preferred Stock $.01 Par Value		Common Stock $.01 Par Value		Additional Paid-in Capital	Comprehensive (Loss)	Foreign Currency Translation	Unrealized Net Losses on Derivatives	Pension Liability Adjustments	(Deficit)

	Shares	Par	Shares	Par

Predecessor Company
Balance, December 31, 2002	3,000,000	$—	276,626,475	$2.8	$13,574.9		$(770.1)	$(30.1)	$(30.0)	$(22,647.3)
Net Income January 1, 2003						$9,900.0				9,900.0
Issuance of Common Stock			19,657,433	0.2
Fresh-start adoptions – other	(3,000,000)		(276,626,475)	(2.8)	(13,574.9)		770.1	$(30.1)	$(30.0)	12,747.3

Reorganized Company
Balance, January 1, 2003	—	—	19,657,433	0.2	—		—	—	—	—
Accretion on mandatorily redeemable preferred stock										(4.2)
Comprehensive loss:
Net loss for the three months ended March 31, 2003						$(1,037.4)				(1,037.4)
Currency translation adjustments						(10.1)	(10.1)
Unrealized losses on derivatives						(2.4)		(2.4)

Total						$(1,049.9)

Balance, March 31, 2003	—	$—	19,657,433	$0.2	$—		$(10.1)	$(2.4)	$—	$(1,041.6)

See accompanying notes.

Back to Index

NTL Europe, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
(dollars in millions)

	Three months ended March 31		January 1,

	2003	2002	2003

	Reorganized Company	Predecessor Company (see note)	Predecessor Company

Operating activities
Net (loss) income	$(1,037.4)	$(605.9)	$9,900.0
(Loss) from discontinued operations	—	(470.5)	—
Gain on disposal of discontinued operations	—	—	5,041.3

(Loss) income from continuing operations	(1,037.4)	(135.4)	4,858.7
Adjustments to reconcile net (loss) to net cash provided by (used in) continuing operations:
Depreciation and amortization	48.2	63.7	—
Write-off of other assets included in other income and expense	0.8	—	—
Equity in losses of unconsolidated subsidiaries	0.4	49.2	—
Loss (gain) on sale of assets	—	(3.2)	—
Provision for losses on accounts receivable	0.6	2.1)	—
Deferred income taxes	(1.0)	(12.2)	—
Non cash gain on debt discharge	—	—	(4,133.3)
Fresh start adjustments	—	—	(896.3)
Accretion on debt	997.4	—	—
Other	2.1	(3.7)	—
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Accounts receivable	162.5	125.6	—
Other current assets	(9.3)	(2.6)	—
Other assets	7.2	(36.6)	—
Accounts payable	(8.4)	(15.2)	—
Accrued expenses and other	(65.2)	(4.3)	—
Deferred revenue	(43.4)	(30.8)	—

Net cash provided by (used in) continuing operations	54.5	(3.4)	(170.9)
Net cash provided by (used in) discontinued operations	—	(57.4)	—

Net cash provided by (used in) operating activities	54.5	(60.8)	(170.9)
Investing activities
Purchase of fixed assets	(19.5)	(16.7)	—
Investments in and loans to affiliates	(1.2)	(7.5)	—
Increase in other assets	—	(6.7)	—
Proceeds from sales of assets	—	8.9	—
Purchase of marketable securities	—	(12.0)	—

Net cash (used in) continuing operations	(20.7)	(34.0)	—
Net cash (used in) discontinued operations	—	(236.8)	—

Net cash (used in) investing activities	(20.7)	(270.8)	—

Back to Index

NTL Europe, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued
(unaudited)
(dollars in millions)

	Three months ended March 31		January 1,

	2003	2002	2003

	Reorganized Company	Predecessor Company	Predecessor Company

Financing activities
Proceeds from discontinued operations, upon emergence from bankruptcy	—	—	53.2
Proceeds from borrowings, net of financing costs	0.2	(3.7)	—
Principal payments	—	(0.1)	—

Net cash (used in) provided by financing activities of continuing operations	0.2	(3.8)	53.2
Net cash (used in) provided by financing activities of discontinued activities	—	453.1	—

Net cash (used in) provided by financing activities	0.2	449.3	53.2
Effect of exchange rate changes on cash	2.1	(4.7)	—

Increase (decrease) in cash and cash equivalents	36.1	113.0	(117.7)
Cash and cash equivalents at beginning of year – continuing operations	159.8	228.3	277.5
Cash and cash equivalents at beginning of year – discontinued operations	—	276.3	—
Cash and cash equivalents at end of period – discontinued operations	—	(406.2)	—

Cash and cash equivalents at end of period – continuing operations	$195.9	$211.4	$159.8

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	$66.9	$231.7	$—
Income taxes paid	—	—	—

See accompanying notes.

Back to Index

1.	Organization and Business

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

Pursuant to the Plan, Old NTL and its subsidiaries were split into two separate companies.  The entity formerly known as “NTL Incorporated” was renamed “NTL Europe, Inc.” and became the holding company for certain European and other assets of Old NTL (the “Company”).  The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for Old NTL’s principal UK and Ireland assets (“New NTL”).  Pursuant to the Plan, all of the outstanding securities of Old NTL and certain of its subsidiaries were canceled, and the Company issued shares of its common stock, par value $0.01 per share (the “Common Stock”), and 10% Fixed Coupon Redeemable Preferred Stock, Series A, par value $0.01 per share (with a $50.00 liquidation preference per share) (the “Preferred Stock”), and New NTL issued shares of its common stock and Series A warrants to various former creditors and stockholders of Old NTL and its subsidiaries.  The precise mix of new securities received by holders of each particular type of security of Old NTL and its subsidiaries was set forth in the Plan.  New NTL is an independent entity which is no longer owned by or affiliated with the Company.

New NTL has been accounted for as a discontinued operation beginning with the quarter ended September 30, 2002 and, accordingly, it is excluded from assets and liabilities of continuing operations as of December 31, 2002; New NTL has been completely removed from the Company’s consolidated financial statements, as part of the emergence from bankruptcy and application of Fresh Start Accounting, effective January 1, 2003.

With the separation of Old NTL into two entities, the majority of the significant assets and holdings formerly owned and consolidated by Old NTL were retained by New NTL.  Generally, other than Cablecom GmbH, an indirect, wholly-owned subsidiary of the Company (“Cablecom”) (which is itself being restructured as described below), the Company’s assets are not material compared to those of New NTL.  As a result of the existing defaults under Cablecom’s debt agreements and its overindebtedness, in the near future, the Company expects its interest in Cablecom to be acquired or eliminated.  The Company’s board of directors and management is exploring the strategic and financial alternatives available to it, including the Company’s possible liquidation, a going-private transaction and the sale of its remaining assets.  The Company’s historic financial statements presented herein are not particularly reflective of the Company’s current and anticipated future business and should not be relied upon as indicative of the Company’s future performance.

Historical Structure of the Company

On May 18, 2000, the entity then known as NTL Incorporated (currently named Parc Holdings, Inc. (but until August 4, 2003 known as NTL (Delaware), Inc.) (“Parc Holdings”)) completed a corporate restructuring to create a holding company structure.  The formation of the holding company was part of Parc Holdings’ acquisition of certain assets of Cable & Wireless Communications plc.  The holding company restructuring was accomplished through a merger so that all the stockholders of Parc Holdings at the effective time of the merger became stockholders of the new holding company, and Parc Holdings became a subsidiary of the new holding company.  The new holding company was called NTL Incorporated (which is now known as NTL Europe, Inc.) and the holding

Back to Index

company’s subsidiary simultaneously changed its name to NTL (Delaware), Inc. but on August 4, 2003 changed its name to Parc Holdings, Inc.

The Company conducts its operations through direct and indirect wholly-owned subsidiaries.

Business

The Company, through its direct and indirect wholly-owned subsidiaries, owns and operates Premium TV Limited, Cablecom, NTL Lanbase, SL, NTL Broadcast (Thailand) Ltd. and NTL Broadcast Sdn, Ltd.  Premium TV Limited (“Premium TV”) exploits sports-related Internet and media rights in the United Kingdom.  Cablecom is the largest cable television operator in Switzerland, but, as discussed below, it is “overindebted” under Swiss law and it is unlikely that the Company will retain any significant interest in Cablecom.  NTL Lanbase, SL is based in Spain and is a value-added reseller of equipment for corporate data networks in Spain.  NTL Broadcast (Thailand) Ltd. and NTL Broadcast Sdn, Ltd., together with New NTL’s branch office in Singapore, offer operations and maintenance services, design and build, consultancy and system integration services to broadcasters in Malaysia and Thailand.

Cablecom has approximately CHF 3,792 million in bank debt (which includes recently accrued interest payments) that initially matured on April 30, 2003 but the lenders have extended such due date until September 10, 2003; provided that if certain core documents to the proposed Cablecom restructuring are agreed to by the coordinators of the bank loan and certain principal investors and posted to the Cablecom banks’ intra-links for distribution by midnight on August 31, 2003, then the due date shall be automatically extended from September 10, 2003 to October 31, 2003.  Cablecom has insufficient resources to satisfy such obligation.  In addition, Cablecom and certain of its subsidiaries are “overindebted” under Swiss law and, accordingly, may be required to file for insolvency proceedings in Switzerland.  Cablecom and its lenders have been involved in ongoing discussions regarding a complete financial restructuring of Cablecom and, on June 19, 2003, Cablecom’s board of directors had been advised that 100% of its lenders and other holders of economic interests in Cablecom’s bank debt have agreed upon the principal terms and parameters for the restructuring of that debt.

The principal terms for the financial restructuring are:

•	The outstanding principal amount of the debt would be reduced from approximately CHF 3.8 billion to approximately CHF 1.7 billion.

•	The facility would be split into two tranches, one with a final maturity date of December 31, 2009 and one with a final maturity date of June 30, 2010.

•	Cablecom’s lenders would acquire control of substantially all of Cablecom’s share capital, with the Company’s remaining interest being acquired by certain members of the new shareholder group.

•	At the time of the consummation of the restructuring, the additional equity capital would be raised through a rights offering to the new shareholder group.

The proposed restructuring is subject to various closing conditions, including the negotiation, completion and execution of definitive documentation.  Cablecom’s lenders have also agreed to a moratorium on the payment of interest and commitment commission accruing between May 30, 2003 and the date on which Cablecom’s credit agreement is restated as part of the financial restructuring (when a portion of the accrued amounts will be added to the principal amount of the facility).  If Cablecom is subject to an insolvency proceeding before its credit agreement is restated, Cablecom’s lenders have agreed to waive such interest and commitment commission.

In the event that the proposed restructuring is completed, the Company expects that its remaining interest in Cablecom will be acquired for an amount not in excess of $15 million. If such proposed

Back to Index

restructuring is unsuccessful, the Company expects to be deprived of all its ownership interest in Cablecom.  Accordingly, the Company anticipates that, in the near future, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations.  In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends, distributions or other payments have ever been or will be made by Cablecom to the Company.  Further, the lenders under Cablecom’s credit facility have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

The Company also has various equity and cost method investments detailed in Note 8.

The Company’s most significant holdings are currently being restructured, and the Company is reviewing all of its holdings to determine the most appropriate course of action, which may result in one or more of these holdings being sold, transferred, foreclosed on, liquidated, wound-up or otherwise disposed of in the near future or at a later date.  The Company may not receive any proceeds from any of these transactions after the payment of outstanding debt that some of these companies may owe and any fees and expenses incurred in connection with these transactions.  See, in particular, Note 15 “Commitments and Contingent Liabilities – Cablecom.”  To the extent the Company receives cash proceeds from any asset sale it or its subsidiaries complete, the Preferred Stock will be entitled to mandatory redemption in a like amount, subject to some limited exceptions set forth in the Company’s charter, until all shares of the Preferred Stock (having an aggregate of $343 million in liquidation preference, as of March 31, 2003) have been redeemed.  (See Note 12.)

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

On April 16, 2002, Old NTL announced that it and an unofficial committee of its bondholders had reached an agreement in principle on a comprehensive recapitalization of Old NTL and its subsidiaries.  To implement the proposed recapitalization plan, on May 8, 2002, Old NTL and certain of the other subsidiaries of Old NTL, namely Parc Holdings, NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp., filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the U.S. Bankruptcy Code.  In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement (referred to as the “DIP facility”) committing to provide Communications Cable Funding Corp. with up to $500.0 million in new debt financing (Parc Holdings committed to provide up to an additional $130.0 million under the DIP facility.)

As a result of the payment defaults, as well as the voluntary filing under Chapter 11 by Old NTL and certain of its subsidiaries, on May 8, 2002, there was an event of default under all of Old NTL and its

Back to Index

subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL (Triangle) LLC.

The Plan was confirmed by the Bankruptcy Court on September 5, 2002.  During the fall of 2002, Old NTL negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to Old NTL and its subsidiaries.  The Plan became effective on January 10, 2003, at which time Old NTL emerged from Chapter 11 reorganization.  In connection with Old NTL’s emergence from Chapter 11 reorganization, NTL Communications Corp. issued $558.2 million aggregate principal face amount of 19% Senior Secured Notes due 2010 and 500,000 shares of its common stock on January 10, 2003. The proceeds were used in part to repay amounts outstanding under the DIP facility and to purchase from Parc Holdings a £90.0 million note of NTL (UK) Group Inc. and to repay certain other obligations.

Liquidity and Capital Resources

The Company emerged from bankruptcy on January 10, 2003, at which time, as part of the reorganization plan, all of its secured debt, common stock and preferred stock were canceled and new Common Stock and Preferred Stock were issued.  Further, upon the consummation of the reorganization plan (after taking into account the redemption for cash of $25 million of the Preferred Stock) the Company had approximately $63 million in cash and its subsidiaries (other than Cablecom) had an additional amount of approximately $11 million in cash.

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

The Company expects to either complete a restructuring of the debt and equity of Cablecom, in the near future, which would result in the acquisition of the Company’s interest in Cablecom or a complete dilution of the Company’s ownership interest or, if such restructuring is not successful, to file for the insolvency of Cablecom in Switzerland, which would result in the Company’s having no remaining ownership in Cablecom.  The proposed restructuring is subject to various closing conditions, including the negotiation, completion and execution of definitive documentation.  Cablecom’s lenders have also agreed to a moratorium on the payment of interest and commitment commission accruing between May 30, 2003 and the date on which Cablecom’s credit agreement is restated as part of the financial restructuring (when a portion of the accrued amounts will be added to the principal amount of the facility).  If Cablecom is subject to an insolvency proceeding before its credit agreement is restated, Cablecom’s lenders have agreed to waive such interest and commitment commission.

In the event that the proposed restructuring is completed, the Company expects that its remaining interest in Cablecom will be acquired for an amount not in excess of $15 million.  If such proposed restructuring is unsuccessful, the Company expects to be deprived of all its ownership interest in Cablecom.  Accordingly, the Company anticipates that, in the near future, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations.  In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends, distributions or other payments have ever been or will be made by Cablecom to the Company.  Further, the lenders under Cablecom’s credit facility have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

Back to Index

The Company’s management and Board is exploring strategic and financial alternatives available to it, including the Company’s possible liquidation, a going-private transaction and the sale of its remaining assets.  During 2003, the Company’s primary expenses are expected to consist of operating expenses of approximately $13.5 million, including salaries, professional fees, insurance and severance costs, as well as certain funding obligations to certain of its subsidiaries (but not including certain guarantees to the Company’s subsidiaries in the aggregate amount of approximately £4.2 million).  Further, after reserving for certain contingent liabilities, to the extent the Company has remaining funds legally available, the Company intends to pay dividends on or redeem shares of its Preferred Stock.  The liquidation preference of Preferred Stock aggregates $343 million.  In addition, the Preferred Stock is also entitled to mandatory redemption out of the net proceeds of any asset sale for cash that the Company or its subsidiaries complete, subject to some limited exceptions set forth in the Company’s charter.  Accordingly, it is highly unlikely that common shareholders will ever receive any distribution related to their shares.

The Company believes that its existing cash and cash equivalents will be sufficient to support its expected operations and fund its capital commitments through at least April 1, 2004, which, as previously noted, will exclude Cablecom.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court during the period from May 8, 2002 until January 10, 2003.  Accordingly, the Company’s consolidated financial statements for periods prior to its emergence from Chapter 11 reorganization were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).  In addition, the Company adopted fresh-start reporting upon its emergence from Chapter 11 reorganization in accordance with SOP 90-7.  For financial reporting purposes, the effects of the consummation of the Plan as well as adjustments for fresh-start reporting have been recorded in the accompanying unaudited condensed consolidated financial statements as of January 1, 2003.

Pursuant to fresh-start reporting, a new entity was deemed created for financial reporting purposes and the carrying value of assets and liabilities was adjusted.  The carrying value of assets was adjusted to their reorganization value that is equivalent to their estimated fair value.  The carrying value of liabilities was adjusted to their present value.  Since fresh-start reporting materially changed the carrying values recorded in the Company’s consolidated balance sheet, a black line separates the financial statements for periods after the adoption of fresh-start reporting from the financial statements for periods prior to the adoption.

The term “Predecessor Company” refers to the Company and its subsidiaries for periods prior to and including December 31, 2002.  The term “Reorganized Company” refers to the Company and its subsidiaries for periods subsequent to January 1, 2003.  The effects of the consummation of the Plan as well as adjustments for fresh-start reporting recorded as of January 1, 2003 are Predecessor Company transactions and are presented in the accompanying condensed consolidated statements of operations and

Back to Index

cash flows dated January 1, 2003.  All other results of operations and cash flows on January 1, 2003 are Reorganized Company transactions.

The Company adopted fresh-start reporting upon its emergence from Chapter 11 reorganization in accordance with SOP 90-7.  The Company engaged an independent financial advisor to assist in the determination of its reorganization value as defined in SOP 90-7.  The Company and its independent financial advisor determined the Company’s reorganization value was $2,198.6 million.  This determination was based upon various valuation methods, including discounted projected cash flow analysis, selected comparable market multiples of publicly traded companies and other applicable ratios and economic information relevant to the operations of the Company.  Certain factors that were incorporated into the determination of the Company’s reorganization value included the following:

•	Reporting unit 10 year cash flow projections;

•	Corporate income tax rates of 30% in the UK and 25% in Switzerland;

•	Present value discount factors of 14.5% and 25%, depending upon the reporting unit; and

•	Residual value representing the sum of the value beyond 10 years into perpetuity was calculated using the Gordon Growth Model.

The cash flow projections are based on economic, competitive and general business conditions prevailing when the projections were prepared.  They are also based on a variety of estimates and assumptions which, though considered reasonable by management, may not be realized, and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control.  A change in the estimates and assumptions about revenue, operating cash flow, tax rates and capital expenditures may have had a significant effect on the determination of the Company’s reorganization value.

The Company determined that its reorganization value computed as of the Effective Date of January 10, 2003 consisted of the following (in millions):

Present value of discounted cash flows of the emerging entity	$1,615.0
Current assets	455.6
Other assets	128.0

Reorganization value	$2,198.6

The Company adopted fresh-start reporting because the holders of its voting common shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging company, and because the Company’s reorganization value is less than its post-petition liabilities and allowed claims, as shown below (in millions):

Allowed claims:
Liabilities subject to compromise	$4,294.1
Post petition liabilities:
Current liabilities (excluding discontinued operations)	3,140.2
Deferred income taxes	226.0
Other non current liabilities	132.7

7,793.0
Reorganization value	2,198.6

$5,594.4

Back to Index

The Company realized a gain of $3,962 million in connection with the recapitalization of its debt in accordance with the Plan.  This gain has been reflected in the results of operations of the Predecessor Company on January 1, 2003. A summary of the gain on debt discharge follows (in millions):

Liabilities subject to compromise
Pre-petition long-term debt subject to compromise	$1,300.0
Redeemable preferred stock	2,853.3
Accounts payable and accrued expenses	0.5
Interest and dividends payable	140.3

4,294.1
Unamortized deferred financing costs	(37.4)

4,256.7
Cash distributed upon emergence from bankruptcy	(188.2)
Value of Reorganized Company’s preferred stock	(106.1)
Value of Reorganized Company’s common stock	(0.2)

$3,962.2

Fresh-Start Reporting

In accordance with SOP 90-7, the Company adopted the provisions of fresh-start reporting as of January 1, 2003.  The following reconciliation of the Predecessor Company’s consolidated balance sheet as of December 31, 2002 to that of the Reorganized Company as of January 1, 2003 gives effect to the emergence from Chapter 11 reorganization and the adoption of fresh-start reporting.

The Company engaged an independent financial advisor to assist in the determination of the reorganization value (or fair value) of substantially all of its assets and the present value of its liabilities.  This determination resulted in the fresh-start reporting adjustments to write-down fixed assets and write-up intangible assets to their fair values.  In addition, the Company’s total reorganization value exceeded the amounts allocable to identifiable assets that resulted in a new indefinite-lived intangible asset.

The adjustments entitled “Emergence from Chapter 11” reflect the consummation of the Plan, including the cancellation of a substantial portion of the Company’s outstanding debt and the issuance of shares of Common Stock and Preferred Stock to various former creditors and stockholders of Old NTL and certain of its subsidiaries.  The adjustments entitled “Fresh-Start” reflect the adoption of fresh-start reporting.

Back to Index

	December 31, 2002				January 1, 2003

	Predecessor Company	Emergence from Chapter 11	Discontinued Operations	Fresh-Start	Reorganized Company

	(dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$277.5	$(170.9)	$53.2	$—	$159.8
Marketable securities	17.3	(17.3)	—	—	—
Accounts receivable-trade, less Allowance for doubtful accounts of $9.4	243.4	—	—	—	243.4
Other	50.3	—	—	2.1	52.4
Discontinued operations	12,968.1	—	(12,968.1)	—	—

Total current assets	13,556.6	(188.2)	(12,914.9)	2.1	455.6
Fixed assets, net	1,682.1	—	—	(507.2)	1,174.9
Goodwill	218.7	—	—	(1.5)	217.2
Customer lists, net of accumulated amortization of $171.4	62.8	—	—	146.8	209.6
Investments and loans to affiliates, net	13.0	—	—	7.2	20.2
Deferred financing	37.4	(37.4)	—	—	—
Other assets, net of accumulated amortization of $62.4	83.5	—	—	(54.0)	29.5
Deferred tax asset	195.3	—	—	(103.7)	91.6

Total assets	$15,849.4	$(225.6)	$(12,914.9)	$(510.3)	$2,198.6

Liabilities and shareholders’ (deficiency) equity
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$49.3	$—	$—	$0.3	$49.6
Accrued expenses and other	92.5	—	—	1.2	93.7
Interest payable	43.5	—	—	—	43.5
Deferred revenue	235.6	—	—	—	235.6
Current portion of long-term debt	2,719.3	—	—	(1,313.2)	1,406.1
Discontinued operations (including liabilities subject to compromise of $10,157.8)	17,956.2	—	(17,956.2)	—	—

Total current liabilities	21,096.4	—	(17,956.2)	(1,311.7)	1,828.5
Other	132.7	—	—	(4.7)	128.0
Deferred income taxes	226.0	—	—	(90.2)	135.8
Liabilities subject to compromise, including redeemable preferred stock	4,294.1	(4,294.1)	—	—	—
Mandatorily redeemable preferred stock	—	106.1	—	—	106.1
Common stock-old	2.8	—	—	(2.8)	—
Common stock-new	—	0.2	—	—	0.2
Additional paid-in capital	13,574.9	—	—	(13,574.9)	—
Translation adjustment	(830.2)	—	—	830.2	—
Retained earnings	(22,647.3)	3,962.2	5,041.3	13,643.8	—

Shareholders’ equity (deficiency)	(9,899.9)	3,962.4	5,041.3	896.3	0.2

Total liabilities and shareholders’ equity (deficiency)	$15,849.4	$(225.6)	$(12,914.9)	$(510.3)	$2,198.6

At December 31, 2002, Old NTL had net operating loss carryforwards of approximately $400 million for U.S. federal income tax purposes that expire in varying amounts commencing in 2009.  Old NTL has Swiss net operating loss carryforwards of approximately $2.5 billion that expire in varying amounts commencing in 2008.

The Company emerged from Chapter 11 bankruptcy on January 10, 2003.  A restructuring of the Company’s debt will give rise to cancellation of indebtedness income (“COD”) in 2003, which will be non-taxable since the debt cancellation is in connection with a bankruptcy reorganization.  However, to the extent that such amount is excluded from U.S. taxable income, certain tax attributes are subject to reduction, including certain U.S. net operating loss carryforwards and U.S. capital carryforwards.  The reduction of tax attributes should have no material impact on the Company’s financial statement position since the deferred tax assets related to these tax attributes are offset by a corresponding valuation allowance.  Furthermore, the reorganization will cause an ownership change pursuant to Internal Revenue Code Section 382.  Section 382 will severely limit the Company’s ability to utilize any remaining U.S. net operating loss carryforwards and may limit the Company’s ability to deduct any built-in losses recognized within the subsequent five-year period.

 Back to Index

3.	Pro Forma Financial Information

The following pro forma consolidated balance sheet at March 31, 2003 and the pro forma consolidated income statement for the three months ended March 31, 2003 reflect the likelihood that the Company will not retain a significant interest in Cablecom and that Cablecom will no longer be reported as part of the Company’s consolidated results of operations.  As described in more detail in Note 15 (Commitments and Contingent Liabilities – Cablecom), Cablecom has approximately CHF 3,792 million in bank debt (which includes recently accrued interest payments) that initially matured on April 30, 2003 but the lenders have extended such due date until September 10, 2003; provided that if certain core documents to the proposed Cablecom restructuring are agreed to by the coordinators of the bank loan and certain principal investors and posted to the Cablecom banks’ intra-links for distribution by midnight on August 31, 2003, then the due date shall be automatically extended from September 10, 2003 to October 31, 2003.  Cablecom has insufficient resources to satisfy such obligation.  In addition, Cablecom and certain of its subsidiaries are “overindebted” under Swiss law and, accordingly, may be required to file for insolvency proceedings in Switzerland.

Cablecom and its lenders have been in discussions regarding a complete financial restructuring of Cablecom which will, among other things, reduce the amount of bank debt outstanding, extend the maturity date thereof and resolve the Swiss overindebtedness issue.  The proposed restructuring is subject to various closing conditions, including the negotiation, completion and execution of definitive documentation.  Cablecom’s lenders have also agreed to a moratorium on the payment of interest and commitment commission accruing between May 30, 2003 and the date on which Cablecom’s credit agreement is restated as part of the financial restructuring (when a portion of the accrued amounts will be added to the principal amount of the facility).  If Cablecom is subject to an insolvency proceeding before its credit agreement is restated, Cablecom’s lenders have agreed to waive such interest and commitment commission.

In the event that the proposed restructuring is completed, the Company expects that its remaining interest in Cablecom will be acquired for an amount not in excess of $15 million.  If such proposed restructuring is unsuccessful, the Company expects to be deprived of all its ownership interest in Cablecom.  Accordingly, the Company anticipates that, in the near future, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations.  In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends, distributions or other payments have ever been or will be made by Cablecom to the Company.  Further, the lenders under Cablecom’s credit facility have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

Back to Index

	March 31, 2003	Discontinued Operations (Cablecom)	Pro Forma as of March 31, 2003

	(Consolidated)

	(amounts in millions)
Assets
Current assets:
Cash and cash equivalents	$195.9	$(124.1)	$71.8
Accounts receivable-trade, net	84.9	(68.5)	16.4
Other	62.6	(47.8)	14.8
Discontinued operations	—	1,979.9	1,979.9

Total current assets	343.4	1,739.5	2,082.9
Fixed assets, net	1,171.9	(1,167.3)	4.6
Goodwill	—	—	—
Reorganizational value in excess of amounts allocable to identifiable assets	221.0	(220.0)	1.0
Customer lists, net of accumulated amortization of $2.4	211.8	(211.8)	—
Investments in and loans to affiliates, net	20.9	(7.9)	13.0
Deferred tax asset	91.6	(131.8)	(40.2)
Other assets	23.3	(0.7)	22.6

Total assets	$2,083.9	$—	$2,083.9

Liabilities and shareholders’ (deficiency)
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$42.6	$(31.7)	$10.9
Accrued expenses and other	68.0	(39.8)	28.2
Interest payable	6.0	(6.0)	—
Deferred revenue	196.8	(192.0)	4.8
Current portion of long-term debt	2,443.1	(2,443.1)	—
Discontinued operations	—	1,979.5	1,979.5

Total current liabilities	2,756.5	(733.1)	2,023.4
Long-term debt	—	—	—
Other	135.2	(135.2)	—
Deferred income taxes	135.8	(176.0)	(40.2)
Commitments and contingent liabilities
Mandatorily redeemable preferred stock	110.3	—	110.3
Shareholders’ (deficiency)
Common stock - $.01 par value; authorized 20.0 shares; issued and outstanding 19.7 shares	0.2	—	0.2
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss)	(12.5)	11.6	(0.9)
(Deficit)	(1,041.6)	1,032.7	(8.9)

	(1,053.9)	1,044.3	(9.6)

Total liabilities and shareholders’ equity (deficiency)	$2,083.9	$—	$2,083.9

Back to Index

NTL Europe, Inc. and subsidiaries, pro forma income statement reflecting Cablecom as a discontinued operation:

	March 31, 2003	Discontinued Operations	Pro Forma as of March 31, 2003

	(unaudited)
	(dollars in millions, except per share amounts)
Revenues	$119.6	$(112.8)	$6.8
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	44.2	(42.7)	1.5
Selling, general and administrative expenses	29.8	(29.4)	0.4
Other charges	3.5	—	3.5
Corporate expenses	4.7	—	4.7
Depreciation	45.7	(44.2)	1.5
Amortization	2.5	(2.5)	—

	130.4	(118.8)	11.6

Operating (loss)	(10.8)	6.0	(4.8)
Other income (expense)
Interest income and other, net	(0.1)	0.1	—
Interest expense	(1,025.9)	1,025.9	—
Share of (losses) from equity investments	(0.4)	—	(0.4)
Foreign currency transaction gains (losses)	0.5	—	0.5

(Loss) before recapitalization items, income taxes and discontinued operations	(1,036.7)	1,032.0	(4.7)
Recapitalization items, net	—	—	—

(Loss) before income taxes and discontinued operations	(1,036.7)	1,032.0	(4.7)
Income tax benefit (expense)	(0.7)	0.7	—

(Loss) from continuing operations	(1,037.4)	1,032.7	(4.7)
Discontinued operations:
(Loss) from discontinued operations, net of income tax benefit of $0.7	—	(1,032.7)	(1,032.7)

Net (loss)	(1,037.4)	—	(1,037.4)
Preferred stock dividends and accretion	(4.2)	—	(4.2)

Net (loss) available to common shareholders	$(1,041.6)	$—	$(1,041.6)

Basic and diluted net (loss) per share:
(Loss) from continuing operations	$(52.99)	$52.53	$(0.46)
(Loss) from discontinued operations	—	(52.53)	$(52.53)

Net (loss) per common share	$(52.99)	$—	$(52.99)

Weighted average shares	19,657,433	19,657,433	19,657,433

4.	Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments.  The Company has evaluated its 10% mandatorily redeemable preferred stock and determined that it meets the definition of a liability as set forth in SFAS No. 150 because it is mandatorily redeemable on a fixed date.  Accordingly, as of July 1, 2003, the Company will record the mandatorily redeemable preferred stock at its then fair value as debt, and accrete

Back to Index

as interest expense the difference between such amount and the amount that will be payable on the redemption date, January 10, 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This statement is effective for contracts entered into or modified after June 30, 2003.  The adoption of this statement is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective for the Company during the third quarter of 2003.  The Company is presently evaluating whether it will be required to consolidate, beginning July 1, 2003, any of its unconsolidated affiliates presently accounted for using the equity method as a result of the effectiveness of FIN 46.

In November 2002, the Emerging Issues Task Force reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-21 is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 replaced Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred.  Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of this standard did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for the Company on January 1, 2003.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs.  The adoption of this standard did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

5.	Stock-Based Compensation

The Company has not issued any stock options or made any stock grants since its reorganization.

The Predecessor Company followed the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans.

Back to Index

The Predecessor Company’s employees participated in the various stock option plans of Old NTL.  All options to purchase shares of the Predecessor Company’s common stock were cancelled on the Effective Date pursuant to the Plan.

Pro forma information regarding net loss has been determined as if the Predecessor Company had accounted for its employee stock options under the fair value method of SFAS No. 123.  The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002; risk-free interest rates of 3.90% and 4.47%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Predecessor Company’s common stock of .638 and .702, respectively, and a weighted-average expected life of the option of 10 years and 10 years, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The effects of applying SFAS No. 123 on pro forma disclosures of net loss for the three months ended March 31, 2002 were not likely to be representative of the pro forma effects on net loss in future years.

Had compensation for stock options granted by the Predecessor Company been determined consistent with the provisions of SFAS No. 123, the effect on the Predecessor Company’s net loss would have been changed to the following pro forma amounts.

	Three months ended March 31

	2003		2002

	Reorganized Company		Predecessor Company

	(in millions, except per share data)
Non cash compensation expense, as reported	$—		$—
Non cash compensation expense, pro forma	—		64.0
Net loss, as reported	(1,037.4)		(704.3)
Net loss, pro forma	(1,037.4)		(768.3)
Basic and diluted net (loss) per common share	(52.9	9)	(2.7	8)

6.	Fixed Assets

Fixed assets consist of:

	March 31, 2003	December 31, 2002

	Reorganized Company	Predecessor Company

	(unaudited)
	(in millions)
Operating equipment	$1,105.3	$2,109.25
Other equipment	87.0	109.5
Construction-in-progress	24.3	25.1

	1,216.6	2,243.8
Accumulated depreciation	(44.7)	(561.7)

	$1,171.9	$1,682.1

Back to Index

The change in fixed assets is primarily the result of the $507.2 million reduction in the carrying value upon the adoption of fresh-start reporting as of January 1, 2003.

7.	Customer Lists

The valuation of the Company’s customer lists were:

	March 31, 2003	December 31, 2002

	Reorganized Company	Predecessor Company

	(unaudited)
	(in millions)
Customer lists	$214.2	$234.2
Accumulated depreciation	(2.4)	(171.4)

	$211.8	$62.8

The change in customer lists is primarily the result of the $146.8 million increase in the carrying value upon the adoption of fresh-start reporting as of January 1, 2003.

The estimated amortization expense for customer lists is approximately $9.7 million per year, for each of the next five years.

8.	Investments in and Loans to Affiliates - Reorganized Company

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

The following is a description of the Company’s major investments, listed by subsidiary:

Premium TV Limited

Premium TV, a wholly-owned subsidiary of Parc Holdings, is obliged to provide funding of up to approximately £32 million ($50.1 million), at March 31, 2003, to fund various of its joint venture and other contractual interests.  Of this amount, the payment of approximately £18 million ($28.2 million) has been guaranteed by Parc Holdings.  If Premium TV fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV and, in respect of the guaranteed amounts, Parc Holdings, may be sued for non-payment.  As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV’s interest in the relevant joint venture at a third party appraisal valuation.  Premium TV is currently in discussions with certain of these joint venture partners

Back to Index

with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV, Premium TV may seek to discontinue these joint ventures and terminate their activities.  The Company believes, however, that it has various defenses and protections under the Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections.

On September 24, 2002, Premium TV, Parc Holdings and Old NTL agreed to vary the terms of the long-term joint venture (referred to as the Football League Joint Venture) between Premium TV and the Football League Limited.  Under the terms of the variation, upon the payment of arrears of rights fees by Premium TV, the Football League Limited agreed to release Premium TV from its obligation to fund the payment of any further rights fees to the Football League Limited’s member teams and its obligation to provide working capital funding to the Football League Joint Venture.  The Football League Limited also agreed to release Parc Holdings from its guarantee of Premium TV’s obligations and to release Old NTL from the related undertaking. In return, Premium TV agreed to waive repayment of loan capital by the Football League Joint Venture and to provide certain ongoing services to the Football League Joint Venture free of charge for an initial period. Parc Holdings deposited £10.33 million into a designated single purpose account for use by Premium TV to finance the provision of such services.  Premium TV and the Football League Limited also agreed to new terms relating to the distribution of revenues generated by the Football League Joint Venture.  The remaining balance in the account at March 31, 2003 was £7.45 million (and £8.88 million at December 31, 2002) and is included in “Other Assets” in the accompanying consolidated balance sheet.

The Company has also guaranteed the obligations of one of its subsidiaries to provide funding of up to approximately £4.2 million ($6.8 million) to a joint venture whose business is the provision of programming content.  If the relevant subsidiary fails to provide such funding, under the shareholder arrangements relating to this joint venture, such subsidiary may be sued for damages.  In addition, under the shareholder arrangements relating to this joint venture, the relevant joint venture partner may have the option to compulsorily acquire the Company’s indirect interest in the relevant joint venture at 70% of fair market value, resulting in the Company selling its indirect interest at a potential loss.  The Company believes that it has various defenses and protections under the United States Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections.  The Company intends to negotiate with its joint venture partner to address these issues.  These negotiations may not be successful and the Company may not be able to retain its current interest in this joint venture company.  The relevant subsidiary has ceased doing business and currently is in the process of being would up.

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

The Company’s investments in and loans to affiliates are as follows:

Back to Index

March 31, 2003

(in millions)
Total equity investments	$13.0
Total cost investments	7.9

Total	$20.9

9.	Investments in and Loans to Affiliates – Predecessor Company

During 2002, in addition to the Company’s equity and cost investments at Premium TV and its investment in Two Way TV Limited (which are more fully described in Note 8), the Predecessor Company had investments in various companies and joint ventures which were also accounted for under either the equity method or the cost method.  The Company’s additional equity investments (in 2002) included its 27% interest in Noos S.A., a French broadband company, which offers analog and digital cable television, high speed Internet and telephone services, its 50% interest in eKabel InvestCo, which owns 65% of iesy Hessen GmbH (“iesy”), the largest cable television network in the German province of Hessen, and its 34.01% interest in B2 (Bredband) AG (“B2”), a company based in Sweden, which provides access to a broadband network that provides transmission, both to and from the customer, at the same speed and at the same time.

During 2002, Old NTL’s share of Noos losses reduced the investment therein to zero.  On the Effective Date, the Company released its 27.1% interest (the “Noos Interest”) in Suez Lyonnaise Télécom (“Noos”) to France Telecom as part of a compromise and settlement under the terms of the Plan.  Pursuant to the terms of the Plan, the Noos Interest was released to France Telecom in exchange for (i) the cancellation of the shares of Variable Coupon Redeemable Preferred Stock, Series A of Old NTL and shares of Fixed Coupon Redeemable Preferred Stock, Series A of Old NTL, (ii) the waiver by France Telecom of its rights to any distribution on account of its claims as a holder of Old NTL and Parc Holdings 5¾% convertible subordinated notes, (iii) the release by France Telecom of any contingent payments due to France Telecom pursuant to the 1G Protocol and Convention Agreement, dated May 6, 1999 (the “1G Franchises”) and the transfer of the 1G Franchises by Old NTL to Noos, and (iv) a $25 million payment by France Telecom to the Company on the Effective Date.

On November 3, 2002, Old NTL, Parc Holdings, and Brigadoon Ventures, Inc., a wholly-owned subsidiary of Parc Holdings, entered into an agreement, whereby (1) Old NTL was entitled to receive a cash facilitation fee for its cooperation in the restructuring of iesy and its subsidiaries (but not in consideration of certain of Old NTL’s subsidiaries’ indirect equity stake in iesy) of approximately $1.3 million, less such subsidiaries’ pro rata share of expenses and (2) such subsidiaries were entitled to receive a release of possible liabilities and claims arising out of their indirect equity stake in iesy, including claims alleged by certain holders of notes of iesy in the bankruptcy.  The transactions contemplated by the iesy agreement closed in January 2003.  In addition to the Company’s share of iesy’s losses, share of losses from equity investments includes a non-cash write-down of the investment in iesy of $40.6 million in 2002.

Back to Index

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

On April 30, 2003, Parc Holdings, together with its subsidiaries NTL Sweden SPV Inc. and Nogenta Swedish Acquisition Holding B.V., entered into an agreement with B2 and the other principal shareholders of B2 relating to, among other things, the transfer of the Company’s securities in B2.  Under the agreement, the NTL Europe parties have agreed to transfer their interest in B2 to certain other shareholders of B2 in exchange for approximately $375,000 in cash or certain securities of a B2 affiliate and mutual releases among the parties relating to a dispute stemming from an April 15, 2002 funding request for approximately $20 million.  In connection with the mutual releases, the agreement provides that B2 and the other principal shareholders will withdraw, or otherwise assist Parc Holdings in obtaining bankruptcy court denial of, the proofs of claim filed by B2 and the other principal shareholders in the bankruptcy court.  The closing of this transaction took place in May 2003.

The Predecessor Company’s investments in and loans to affiliates are as follows:

	December 31, 2002		March 31, 2002

	Ownership	Balance	Ownership	Balance

	(in millions)
Noos	27.00%	$—	27.00%	$32.6
B2	34.01%	—	34.01%	78.5
iesy	32.50%	—	32.50%	61.3
Others		4.7		55.2

Total equity investments		4.7		227.6
Total cost investments		8.3		6.9

Total		$13.0		$234.5

The Predecessor Company had reclassified $18.3 million of credit balances to “Other Long-Term Liabilities,” (at December 31, 2002) which related to investments where the Company has funding commitments and losses to date, which have exceeded the Company’s investment.

Back to Index

10.	Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

	March 31, 2003	December 31, 2002

	Reorganized Company	Predecessor Company

	(unaudited)
	(in millions)
Account payable	$—	$0.3
Interest payable	—	30.4
Dividends payable	—	109.9
Accrued expenses	—	0.2
Redeemable preferred stock:
Cumulative Convertible Preferred Stock	—	2,077.3
Variable Coupon Redeemable Preferred Stock	—	484.2
6.5% Redeemable Preferred Stock	—	98.4
13% Senior Redeemable Exchangeable Preferred Stock	—	193.4
Long term debt:
NTL Europe, Inc.:
5¾% Convertible Subordinated Notes	—	100.0
NTL Delaware, Inc.:
5¾% Convertible Subordinated Notes	—	1,200.0

Total	$—	$4,294.1

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding preferred stock of the Company and long-term debt of the Company and Parc Holdings was canceled.

11.	Long-Term Debt

Long-term debt, exclusive of amounts subject to compromise, consisted of:

	March 31, 2003 Reorganized Company	December 31, 2002 Predecessor Company

	(in millions)
Cablecom:
Term Loan Facility	$1,994.3	$1,951.8
Revolving Facility	779.3	762.7
Other	4.9	4.8

	2,778.5	2,719.3
Less: Fair value adjustment	(1,341.8)	—
Plus: Debt Accretion to March 31, 2003	1,006.6	—

	2,443.1	—
Less current portion	(2,443.1)	(2,719.3)

	$—	$—

Under the provisions of Fresh Start Accounting, the Reorganized Company recorded the Cablecom debt at its estimated fair value, resulting in a gain on January 1, 2003 of $1,341.8 million.  Substantially all of Cablecom’s debt was due on April 30, 2003 (although subsequent extensions granted by Cablecom’s lenders have delayed the maturity date to September 10, 2003; provided that if certain core documents to the proposed Cablecom restructuring are agreed to by the coordinators of the bank loan and certain principal investors and posted to the Cablecom banks’ intra-links for distribution by midnight on August 31, 2003, then the due date shall be automatically extended from September 10, 2003 to October 31, 2003).  During 2003, the Reorganized Company was required to accrete Cablecom’s outstanding debt back to its full face value at its maturity date (April 30, 2003).  Therefore, during the first quarter of 2003,

Back to Index

 the Reorganized Company charged Interest Expense for approximately $1,006.6 million to reflect the accreted value of the Cablecom debt at March 31, 2003.  The remaining accretion will be recorded during the second quarter of the year.

In March 2000, Cablecom borrowed CHF 2,700.0 million ($1,951.8 million) at December 31, 2002 under its term loan facility in connection with the acquisition of the Cablecom business.  Interest is payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment.  The effective interest rate was 3.51% at December 31, 2002.  Although the term loan facility was originally scheduled to mature on April 30, 2003, upon the request of Cablecom, the maturity date has been extended to September 10, 2003; provided that if certain core documents to the proposed Cablecom restructuring are agreed to by the coordinators of the bank loan and certain principal investors and posted to the Cablecom banks’ intra-links for distribution by midnight on August 31, 2003, then the due date shall be automatically extended from September 10, 2003 to October 31, 2003.

Cablecom had the option to draw on a revolving facility of up to an additional CHF 1,400 million.  The amount available had been capped at CHF 1,055 million although the availability may be increased with the consent of the requisite majority of the lenders.  At December 31, 2002, Cablecom had borrowed CHF 1,055.0 million ($762.7 million) and Cablecom has subsequently borrowed an additional CHF 37 million for accrued interest payments.  Interest is payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment. The effective rate of interest was 3.71% at December 31, 2002.  The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized. Although the revolving facility was originally scheduled to mature on April 30, 2003, upon the request of Cablecom, the maturity date has been extended to September 10, 2003; provided that if certain core documents to the proposed Cablecom restructuring are agreed to by the coordinators of the bank loan and certain principal investors and posted to the Cablecom banks’ intra-links for distribution by midnight on August 31, 2003, then the due date shall be automatically extended from September 10, 2003 to October 31, 2003.

As described in more detail in Note 15, Cablecom does not have sufficient resources to satisfy these bank obligations.  In addition, Cablecom and certain of its subsidiaries are “overindebted” under Swiss law and, accordingly, may be required to file for insolvency proceedings in Switzerland.  Cablecom and its lenders have been involved in ongoing discussions regarding a complete financial restructuring of Cablecom which will, among other things, reduce the amount of bank debt outstanding, extend the maturity date thereof and resolve the Swiss overindebtedness issue.  The proposed restructuring is subject to various closing conditions, including the negotiation, completion and execution of definitive documentation.  Cablecom’s lenders have also agreed to a moratorium on the payment of interest and commitment commission accruing between May 30, 2003 and the date on which Cablecom’s credit agreement is restated as part of the financial restructuring (when a portion of the accrued amounts will be added to the principal amount of the facility).  If Cablecom is subject to an insolvency proceeding before its credit agreement is restated, Cablecom’s lenders have agreed to waive such interest and commitment commission.

In the event that the proposed restructuring is completed, the Company expects that its remaining interest in Cablecom will be acquired for an amount not in excess of $15 million.  If such proposed restructuring is unsuccessful, the Company expects to be deprived of all its ownership interest in Cablecom.  Accordingly, the Company anticipates that, in the near future, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations.  In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends, distributions or other payments have ever been or will be made by Cablecom to the Company.  Further, the lenders under Cablecom’s credit facility have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

Back to Index

12.	Mandatorily Redeemable Preferred Stock

The Company’s charter authorizes the issuance of 8,000,000 shares of 10% Fixed Coupon Redeemable Preferred Stock, par value $0.01 per share.  Approximately 7,364,000 shares of the Preferred Stock were issued and outstanding on the Effective Date of the Plan prior to the redemption of $25 million of liquidation preference of the Preferred Stock pursuant to the Plan.  Immediately after such redemption, approximately $343 million of liquidation preference of the Preferred Stock remains outstanding, which is equal to 6,864,000 shares of Preferred Stock.  The redemption date of such mandatorily redeemable preferred stock is January 10, 2023.

Each share of the Fixed Coupon Redeemable Preferred Stock entitles its holder to receive cumulative dividends, when, as and if declared by the board of directors, out of funds legally available for the payment of dividends.  With respect to those dividends, the Preferred Stock will rank senior to all classes of the Company’s Common Stock.

Dividends are payable at the semi-annual rate of $2.50 per share (subject to adjustment for stock splits, stock dividends, combinations, recapitalizations or other similar transactions) payable by the Company in cash.  Dividends on the Preferred Stock are payable on a pro rata basis with respect to shares of the Preferred Stock in arrears on June 30 and December 31 of each year (commencing on June 30, 2003) and are cumulative at a 10% annual rate and are compounded on a semi-annual basis until paid or satisfied in full from the date of issue whether or not they have been declared and whether or not there are profits, surplus or other funds legally available for the payment of such dividends.

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

13.	Comprehensive Loss

The Company’s comprehensive loss was as follows:

	Three months ended March 31,

	2003	2002

	(in millions of dollars)
	Reorganized Company	Predecessor Company

	(unaudited)	(see note)
Net loss for the period	$(1,037.4)	$(605.9)
Currency translation adjustment	(10.1)	(74.9)
Unrealized gain on investments	—	0.3
Unrealized loss on derivatives	(2.4)	(1.1)

	$(1,049.9)	$(681.6)

Back to Index

14.	Related Party Transactions

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

On April 5, 2002, following receipt of the proceeds from the sale of NTL Australia, Parc Holdings loaned £90.0 million to NTL (UK) Group, Inc.  Such loan was actually made (with the approval of the lenders under the UK credit facilities) to NTL (UK) Group, Inc. and then on-lent to certain subsidiaries of NTL (UK) Group, Inc.  Interest on the note was at 23% per annum, compounded semiannually, and was payable, in cash, on the earlier of April 1, 2006 or the redemption date of the notes.  In connection with the DIP facility, the current interest rate on this loan had been reduced from 23% per annum to 11% per annum.  Upon emergence from Chapter 11 reorganization and in accordance with the Plan, such debt was repaid.

Pursuant to the DIP facility, all funding needs of the debtors were funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement. Communications Cable Funding Corp. had entered into intercompany note agreements with Old NTL and Parc Holdings to evidence such transactions.  The notes earned interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum.  With respect to each successive three month period following that date, the rate per annum increased incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period.  Upon emergence from Chapter 11 reorganization and in accordance with the Plan, such debt in the amount of $69.3 million was repaid.

Certain former officers and directors of Old NTL were also officers and directors of ATX Communications, Inc. (“ATX”) (formerly known as CoreComm Holdco, Inc.).  On April 12, 2001, Old NTL purchased $15.0 million of an unsecured convertible note from ATX and received warrants to purchase 770,000 shares of ATX common stock at an exercise price of $0.01 per share that expire in April 2011.  In addition, concurrently with the note purchase and without additional compensation, Old NTL entered into a network and software agreement with ATX.  Under the agreement, ATX will provide

Back to Index

U.S. network for Internet traffic from Old NTL’s UK customers for three years, as well as a royalty free license to use certain billing and provisioning software and know-how.  Interest on the notes is at 10.75% per annum, payable semiannually beginning on October 15, 2001.  The interest is payable in kind by the issuance of additional notes in such principal amount equal to the interest payment that is then due.  The notes are convertible into ATX common stock prior to maturity at a conversion price of $1.00 per share, subject to adjustment.  Additional notes issued for interest will have an initial conversion price equal to 120% of the weighted average closing price of ATX common stock for a specified period. Old NTL and ATX agreed to certain modifications to the conversion feature in connection with ATX’s recapitalization in December 2001.

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

In 1999, NTL Broadcast established two subsidiaries, located in Thailand and Malaysia.  Following consummation of the Plan, the Company maintained ownership of the operations in Malaysia and Thailand through two companies, NTL Broadcast Sdn and NTL Broadcast (Thailand) Ltd. (together, “NTL Asia”).  The two subsidiaries are managed as one business.  Separately, New NTL maintains a branch office in Singapore.  The Company’s subsidiaries rely on New NTL’s Singapore office for administration and other support services. The Company has entered into an agreement to jointly NTL Asia with New NTL.

15.	Commitments and Contingent Liabilities

The Company is involved in certain disputes and litigation arising in the ordinary course of its business.  With the possible exception of the specific items discussed below, none of the matters are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Morgan Stanley

In connection with the bar date for filing of securities laws claims against the debtors pursuant to an order of the bankruptcy court, proofs of claim were filed against Old NTL, Parc Holdings and NTL Communications by Morgan Stanley Senior Funding Inc. for $11.4 million.  These claims were asserted by Morgan Stanley Senior Funding Inc. in respect of alleged unpaid financing fees for commitments of capital made in 1999.  The Company believes it has meritorious defenses to these claims and on May 8, 2003 filed an objection to these claims.  At this time, the Company cannot predict the outcome of these claims.

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

Back to Index

recover: (1) approximately $20 million from Old NTL in respect of the unpaid funding request; (2) unspecified damages for Old NTL’s failure to perform under the relevant agreements; and (3) unspecified costs and expenses incurred in the exercise of their remedies under the agreements, and reserved their other rights to avail themselves of any remedies under the agreements.

On April 30, 2003, Parc Holdings, together with its subsidiaries NTL Sweden SPV Inc. and Nogenta Swedish Acquisition Holding B.V., entered into an agreement with B2 and the other principal shareholders of B2 relating to, among other things, the transfer of the Company’s securities in B2.  Under the agreement, the NTL Europe parties have agreed to transfer their interest in B2 to certain other shareholders of B2 in exchange for approximately $375,000 in cash or certain securities of a B2 affiliate and mutual releases among the parties relating to a dispute stemming from an April 15, 2002 funding request for approximately $20 million.  In connection with the mutual releases, the agreement provides that B2 and the other principal shareholders will withdraw, or otherwise assist Parc Holdings in obtaining bankruptcy court denial of, the proofs of claim filed by B2 and the other principal shareholders in the bankruptcy court.  The closing of this transaction took place in May 2003.

Cablecom

Cablecom is the principal borrower under an amended and restated credit agreement dated as of April 30, 2002 and effective as of May 2, 2002.  Under the credit agreement, Cablecom and one of its subsidiaries are indebted in an amount of approximately CHF 3,792 million (which includes recent accrued interest payments).  Although the credit facility was originally scheduled to mature on April 30, 2003, upon the request of Cablecom, the maturity date has been extended to September 10, 2003; provided that if certain core documents to the proposed Cablecom restructuring are agreed to by the coordinators of the bank loan and certain principal investors and posted to the Cablecom banks’ intra-links for distribution by midnight on August 31, 2003, then the due date shall be automatically extended from September 10, 2003 to October 31, 2003.  In addition, Cablecom has been notified by the lenders that it is in default under the credit agreement.  Accordingly, the lenders could seek to accelerate the maturity of the credit facility at any time.

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

In addition, Cablecom and certain of its subsidiaries are “overindebted” under Swiss law.  If Cablecom is unsuccessful in consummating a transaction with its lenders to resolve that “overindebtedness” issue in the near future, the board of directors of Cablecom may be required to file for insolvency proceedings under Swiss law.  Further, on April 9, 2003, in accordance with Swiss law, the board of directors of Cablecom received a letter from its auditors, Ernst & Young AG, notifying the board of Cablecom that Cablecom and some of its subsidiaries are “overindebted” and, if there is no consensual settlement on the overall financial restructuring of Cablecom or an extension of the maturity date or any other measures taken which would cure the “overindebtedness,” the board would be required to notify a Swiss court and deposit the balance sheets for Cablecom and its subsidiaries immediately, thereby commencing insolvency proceedings.  If Cablecom files for insolvency proceedings, it is unlikely that the Company will retain any interest in Cablecom.

In order to seek to address the foregoing issues, Cablecom is currently in negotiations with its lenders regarding an overall financial restructuring of Cablecom.  If consummated, such restructuring is expected to include a reduction in the amount of debt outstanding, an extension of maturity date of such debt and

Back to Index

control of Cablecom being assumed by the lenders.  The proposed restructuring is subject to various closing conditions, including the negotiation, completion and execution of definitive documentation.  Cablecom’s lenders have also agreed to a moratorium on the payment of interest and commitment commission accruing between May 30, 2003 and the date on which Cablecom’s credit agreement is restated as part of the financial restructuring (when a portion of the accrued amounts will be added to the principal amount of the facility).  If Cablecom is subject to an insolvency proceeding before its credit agreement is restated, Cablecom’s lenders have agreed to waive such interest and commitment commission.

In the event that the proposed restructuring is completed, the Company expects that its remaining interest in Cablecom will be acquired for an amount not in excess of $15 million.  If such proposed restructuring is unsuccessful, the Company expects to be deprived of all its ownership interest in Cablecom.  Accordingly, the Company anticipates that, in the near future, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations.  In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends, distributions or other payments have ever been or will be made by Cablecom to the Company.  Further, the lenders under Cablecom’s credit facility have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

Owl Creek

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

Newcastle United

Premium TV is engaged in litigation relating to a dispute with one of its joint venture partners, Newcastle United plc.  On March 14, 2003, Newcastle United served notice to terminate its joint venture agreement with Premium TV on the grounds of Premium TV’s alleged insolvency.  Premium TV is vigorously defending its position.  On April 28, 2003, Premium TV itself issued court proceedings applying for a declaration that it was solvent.  If Premium TV is unsuccessful in its litigation, Newcastle United would have the right to purchase Premium TV’s 50% interest in the joint venture at 50% of the appraised market value of the joint venture.

Back to Index

German Channel Providers

On July 29, 2003, Cablecom received a letter of counsel acting for German channel providers SAT 1, ProSieben and Kabel 1 requesting payment of a total of CHF 13,324,827.  The channel providers have threatened to institute proceedings against Cablecom if Cablecom refused to pay the amount as requested, which equals the total amount that the respective channel providers have paid to Cablecom for the distribution of a Swiss advertising spilt over Cablecom’s network since 1996.

The channel providers claim that the current contractual compensation, in form of a percentage fee on the advertising revenues, would be abusively high and therefore constitute a breach of Swiss competition law.  They refer to the recent decision by the Swiss Competition Commission ordering preliminary measures in proceedings between Teleclub and Cablecom and holding that Cablecom has a dominant position on the market for the distribution of TV signals to Swiss customers.

Following external legal advice and in order to protect long term interests of Cablecom, Cablecom has decided to refuse to repay any amounts received.  It can therefore be expected that German channel providers will shortly initiate legal proceedings.  Same or similar action has been announced by a second group of German channel providers has been obtained yet.

Back to Index

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes in Item 1.  This discussion contains forward-looking statements.  Please see “Risk Factors” contained in this Form 10-Q.

Overview

We currently have the following indirect wholly-owned operating subsidiaries:

•	NTL Premium TV Holdings Corp., our sports TV content and internet business

•	Cablecom GmbH, our cable business in Switzerland, ownership of most of which we are unlikely to retain (See “Risk Factors – Risk Factors Relating to Cablecom”)

•	NTL Lanbase, SL, our LAN/WAN installation business located in Madrid, Spain

•	NTL Broadcast (Thailand) Ltd. and NTL Broadcast Sdn Ltd., our Asian broadcast infrastructure, services and consulting business

We currently have minority interests in the following operating entities:

•	Two Way TV Limited, an interactive television service provider

•	ITV News Channel Limited, a 24-hour news channel located in the U.K.

Our most significant holdings are currently being restructured and we will be reviewing all of our holdings to determine the most appropriate course of action.  Our board of directors and management are exploring the strategic and financial alternatives available to us.  Some alternatives may include, among others, our restructuring around one or more of our existing business units, a sale of assets, a going-private transaction or the ultimate liquidation and winding up of our operations and the distribution of available proceeds to our stockholders.  We may not receive any proceeds from any of these transactions after the payment of outstanding debt that some of these companies may owe and any fees and expenses incurred in connection with these transactions.  See, in particular, “Risk Factors – Risk Factors Relating to Cablecom.”  To the extent we receive cash proceeds from any asset sale we or our subsidiaries complete, the 10% Fixed Coupon Redeemable Preferred Stock, Series A, par value $0.01 per share (with a $50.00 liquidation preference per share) (the “Preferred Stock”) will be entitled to mandatory redemption in a like amount, subject to some limited exceptions set forth in our charter, until all shares of the Preferred Stock (having an aggregate of $343 million in liquidation preference) have been redeemed.  Given the liquidation preference on the Preferred Stock and the anticipated value of our assets, it is unlikely that any such liquidation will generate any proceeds or distributions to the holders of our common stock.

Back to Index

Separation from NTL Incorporated; Fresh Start Accounting

On January 10, 2003, the company then known as NTL Incorporated (“Old NTL”) emerged from bankruptcy protection and consummated its reorganization plan.  Through this reorganization plan, Old NTL was separated into two independent companies, effective January 10, 2003.  One company, which assumed the name “NTL Incorporated,” holds substantially all of Old NTL’s assets in the United Kingdom and Ireland (“New NTL”).  Our company, which assumed the name “NTL Europe, Inc.,” is the other entity that was created and we hold various assets in Europe and elsewhere.

With the separation of Old NTL into two entities, the majority of the significant assets and holdings of Old NTL were retained by New NTL.  Generally, other than Cablecom (which itself is being restructured, See “Risk Factors – Risk Factors Relating to Cablecom”), our assets are not material compared to those of New NTL.  As discussed below, in the near future, we expect our interest in Cablecom to be reduced to, at most, a small minority position.  Further, as discussed above, our board of directors and management are exploring the strategic and financial alternatives available to us.  Accordingly, the historical financial statements of Old NTL for periods prior to January 1, 2003, are not particularly reflective of our current and anticipated future business and should not be relied upon as indicative of our future performance.

Cablecom has approximately CHF 3,792 million in bank debt (which includes recently accrued interest payments) that matured on April 30, 2003.  Cablecom’s lenders have extended such due date until September 10, 2003; provided that if certain core documents to the proposed Cablecom restructuring are agreed to by the coordinators of the bank loan and certain principal investors and posted to the Cablecom banks’ intra-links for distribution by midnight on August 31, 2003, then the due date shall be automatically extended from September 10, 2003 to October 31, 2003.  However, Cablecom has insufficient resources to satisfy such obligation.  In addition, Cablecom and certain of its subsidiaries are “overindebted” under Swiss law and, accordingly, may be required to file for insolvency proceedings in Switzerland.  Cablecom and its lenders have been in discussions regarding a complete financial restructuring of Cablecom and, on June 19, 2003, Cablecom’s board of directors had been advised that 100% of its lenders and other holders of economic interests in Cablecom’s bank debt have agreed upon the principal terms and parameters for the restructuring of that debt.

The principal terms for the financial restructuring are:

•	The outstanding principal amount of the debt would be reduced from approximately CHF 3.8 billion to approximately CHF 1.7 billion.

•	The facility would be split into two tranches, one with a final maturity date of December 31, 2009 and one with a final maturity date of June 30, 2010.

•	Cablecom’s lenders would acquire control of substantially all of Cablecom’s share capital, with our remaining interest being acquired by certain members of the new shareholder group.

•	At the time of the consummation of the restructuring, the additional equity capital would be raised through a rights offering to the new shareholder group.

The proposed restructuring is subject to various closing conditions, including the negotiation, completion and execution of definitive documentation.  Cablecom’s lenders have also agreed to a moratorium on the payment of interest and commitment commission accruing between May 30, 2003 and the date on which Cablecom’s credit agreement is restated as part of the financial restructuring (when a portion of the accrued amounts will be added to the principal amount of the facility).  If Cablecom is subject to an insolvency proceeding before its credit agreement is restated, Cablecom’s lenders have agreed to waive such interest and commitment commission.  In the event that the proposed restructuring is completed, we expect that our remaining interest in Cablecom will be acquired for an amount not in excess of $15 million.  If such proposed restructuring is unsuccessful, we expect to be deprived of all our

Back to Index

ownership interest in Cablecom.  Accordingly, we anticipate that, in the near future, the results of Cablecom will no longer be reported as part of our consolidated results of operations.  In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends, distributions or other payments have ever been or will be made by Cablecom to us.  Further, the lenders under Cablecom’s credit facility have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of our subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.  As a result, our financial statements which include the assets and results of Cablecom may not necessarily reflect our results of operations, financial position and cash flows in the future.

Old NTL operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court during the period from May 8, 2002 until January 10, 2003.  Accordingly, Old NTL’s consolidated financial statements for periods prior to its emergence from Chapter 11 reorganization were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).  In addition, we adopted fresh-start reporting upon our emergence from Chapter 11 reorganization in accordance with SOP 90-7.  For financial reporting purposes, the effects of the consummation of the bankruptcy plan as well as adjustments for fresh-start reporting have been recorded in our unaudited condensed consolidated financial statements as of January 1, 2003.

Pursuant to fresh-start reporting, a new entity was deemed created for financial reporting purposes and the carrying value of our assets and liabilities was adjusted.  The carrying value of our assets was adjusted to their reorganization value that is equivalent to their estimated fair value.  The carrying value of our liabilities was adjusted to their present value.

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

Back to Index

•
We review long-lived assets and goodwill for impairment as described in the Notes to Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  We obtained a valuation from an independent financial advisor to assist with the determination of the fair value of long-lived assets and goodwill.  In analyzing potential impairments, projections of future cash flows from the asset are used.  The projections are based on assumptions, judgments and estimates of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values.  Changes to these variables in the future may necessitate impairment charges to reduce the carrying value to fair value.

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

Results of Operations

The following results of operations include our continuing operations.  Although we do not expect Cablecom to be included in our consolidated results in the future (See “Risk Factors – Risk Factors Relating to Cablecom”), because Cablecom is currently one of our wholly-owned subsidiaries, these results of operations include Cablecom.

First Quarter Ended March 31, 2003 Compared to 2002.

Revenue, for the first quarter of the year, increased 35.0 percent to $119.6 million from $88.6 million in 2002.  The increase in revenue is primarily due to the effect of the strength of the Swiss Franc against the U.S. dollar for the quarter presented and increases in television subscribers, broadband revenues and business systems customers, at our Cablecom unit, which more than offset the effects of reduced revenues at Premium TV.  Revenue from our other businesses also reflected growth in the comparable period but only account for approximately two percent of our consolidated revenue for the current quarter.  Premium TV’s revenues, in local currency, decreased approximately 50 percent and reflected the loss of ITV Digital’s programming revenue for British Eurosport (when ITV Digital filed for bankruptcy), and reductions in the stream of revenue due to a change in its agreement with the Football League (which altered various terms of the financial aspects of the joint venture with the league).  During the first three months of  2003 and 2002, Cablecom accounted for 94 percent and 89 percent, respectively, of our consolidated revenue.

Operating expenses (excluding depreciation, which is discussed below) totaled $44.2 million and equaled the amount reported for the first three months of 2002.  In local currency, Cablecom reported a 5.6 percent reduction in its operating expense, due to continued cost cutting containment programs.  Cablecom’s operating expenses as a percentage of its revenue, in local currency, decreased to 34.8 percent for the first quarter of 2003 from 42.6 percent for last year’s first quarter.  Premium TV’s operating expenses decreased (in both local currency and U.S. dollars) as a result of staffing cutbacks and the reduction in media rights charges as rights contracts expired.  During the three months ended March 31, 2003 and 2002, Cablecom accounted for 88 percent and 76 percent, respectively, of our consolidated operating expenses.

Back to Index

Selling, general and administrative expenses increased by $9.3 million during the first quarter of 2003 over the amount reported for the first quarter of 2002.  Approximately one-half of the increase is attributed to the strength of the Swiss Franc against the U.S. Dollar for the quarters presented.  The remaining increase relates primarily to the increased costs at Cablecom to support its business growth.  In local currency, Cablecom’s ratio of selling, general and administrative expenses as a percent of sales increased to 26.1 percent in the first quarter of 2003 from 22.7 percent for the prior year’s comparable quarter.  This represents an increase of 14.9 percent on a sales increase of more than 15 percent for the periods presented.  Premium TV reported a decrease in selling, general and administrative expenses reflecting Premium TV’s cost reduction program during 2002 and the impact of the carrying value of its internet platform.  Premium TV amortizes its internet and development costs over a three year period and incurred large provisions in 2001 for the internet platform which was developed and launched during late 1999 and early 2000.  The charges incurred in respect of these development costs decreased in 2002 from a peak in 2001.

Other charges increased by approximately $2.6 million in the first quarter of 2003 compared to the first quarter of 2002.  The increase relates to the information technology integration program at Cablecom, which is close to completion.

Corporate expenses decreased by 32 percent to $4.7 million for the first three months of 2003 from $6.9 million during last year’s first quarter.  The decrease in corporate expenses reflects the significant decrease in general corporate spending including a reduction of staff and a reduction of legal, accounting and other professional fees.

Depreciation expense for the first quarter of the year totaled $45.7 million, which approximates last year’s amount of $45.9 million.  However, in local currency, Cablecom’s depreciation for the first quarter of the year reflected a reduction of approximately seven percent due to the adoption of “Fresh Start Accounting” and the related reduction in the carrying value of Cablecom’s depreciable fixed assets.

Amortization expense during the first quarter of 2003 decreased by 86 percent to $2.5 million from $17.8 million for the first quarter of the prior year.  The decrease in due almost entirely to the change in the amount of and amortizable life of the value of the customer lists at Cablecom due to the adoption of “Fresh Start Accounting” at our Cablecom unit.

Interest income and other income and expense, net was $0.1 million of net expense for the first three months of 2003, down from $11.3 million of income for last year’s first quarter.  The change is due to a reduction in interest income, losses recorded on our investments carried on the cost basis of accounting and an increase in expenses for a miscellaneous nature.

Interest expense for the first quarter of the year is comprised of two elements.  One relates to the normal interest expense incurred during the first three months of the year on the Company’s face value of its outstanding debt, and amounted to $28.5 million.  The second element of the first quarter’s interest expense figure relates to the accretion, during the current quarter, on the Cablecom debt.  Under the provisions of Fresh Start Accounting, the Company recorded the Cablecom debt at its estimated fair value, resulting in a gain on the write-down of Cablecom’s outstanding debt on January 1, 2003 of $1,341.8 million.  Substantially all of Cablecom’s debt was due on April 30, 2003 (although subsequent extensions granted to Cablecom by its lenders have delayed the maturity date to September 10, 2003; provided that if certain core documents to the proposed Cablecom restructuring are agreed to by the coordinators of the bank loan and certain principal investors and posted to the Cablecom banks’ intra-links for distribution by midnight on August 31, 2003, then the due date shall be automatically extended from September 10, 2003 to October 31, 2003).  During the first quarter of 2003, the Company was required to accrete Cablecom’s outstanding debt back to its full face value at its original maturity date (April 30, 2003).  Therefore, during the first quarter of 2003, the Company charged Interest Expense for approximately $1,006.6 million to reflect the accreted value of the Cablecom debt at March 31, 2003.

Back to Index

The remaining accretion will be recorded during the second quarter of the year.  Interest expense for the first three months of 2002 totaled $46.9 million.  This relates to the current year’s “normal interest expense” of $28.5 million.  This reduction primarily reflects the interest expense recorded during the first quarter of 2002 on the Predecessor Company’s outstanding publicly traded notes which were subsequently cancelled (along with the outstanding interest payment obligations) upon the effective date of the bankruptcy plan.  The decrease also reflected lower interest rates on the Cablecom credit facility during the periods presented.

Share of losses from equity investments totaled $0.4 million during the first three months of 2003, as compared to $49.2 million in the comparable 2002 quarter.  The decrease in share of losses from equity investments resulted primarily due to the effects of a reduction in net losses of various investees and a non-cash write-down of our investment in iesy Hessen GmbH of $40.6 million in 2002.  We reduced our investment in iesy based on our assessment that the carrying value was not recoverable.

Foreign currency transaction gains (losses) was a gain of $0.5 million for the first three months of 2003 compared to a break even position in 2002.  The change is primarily due to the effect of changes in exchange rates on receivables denominated in non-U.S. dollar currencies held by subsidiaries whose functional currency is the U.S. dollar.

There were no charges for recapitalization items, net in the first quarter of the year versus a charge of $13.7 million for the first three months of 2002.

We reported an income tax charge of $0.7 million for the first quarter of 2003 as compared to an income tax benefit of $10.8 million in last year’s first quarter.  This change is the combined result of fresh start accounting and a reduction of the tax deductibility of operating losses in 2003 versus the prior year.

Loss from discontinued operations totaled $470.5 million (net of income tax benefits of $12.5 million) in the first quarter of 2002.  Losses from discontinued operations included NTL Communications Corp. and subsidiaries, NTL Australia and Rediffusion (a subsidiary of Cablecom). Their combined operations generated the net losses for the first quarter of 2002.

Liquidity and Capital Resources

We emerged from bankruptcy on January 10, 2003, at which time, as part of the reorganization plan, all of our secured debt, common stock and preferred stock was cancelled and new common stock and Preferred Stock was issued.  Further, upon the consummation of the reorganization plan (after taking into account the redemption for cash of $25 million of our Preferred stock), we had approximately $63 million in cash and our subsidiaries (other than Cablecom) had an additional amount of approximately $11 million in cash.

We are primarily a holding company for the stock of our subsidiaries, with no material independent source of cash proceeds.  During 2003, we do not anticipate receiving any material cash proceeds from our subsidiaries.  Accordingly, we expect to fund our operations primarily out of our cash of approximately $63 million and our subsidiaries’ (other than Cablecom) cash of approximately $11 million remaining after the consummation of the reorganization plan.  During 2003, we do not anticipate borrowing any material amount of funds and we do not expect to issue any of our securities for cash.  Further, during 2003, we do not anticipate any material capital expenditures.

We expect to either complete a restructuring of the debt and equity of Cablecom, in the near future, which would result in the acquisition of our interest in Cablecom or a dilution of our ownership interest to less then five percent or, if this restructuring is not successful, to file for the insolvency of Cablecom in Switzerland, which would result in our having no remaining ownership in Cablecom.  In either of these events, the lenders under Cablecom’s credit facility would have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom

Back to Index

group and certain assets of our subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

In the event that the proposed restructuring is completed, the Company expects that its remaining interest in Cablecom will be acquired for an amount not in excess of $15 million.  If such proposed restructuring is unsuccessful, the Company expects to be deprived of all its ownership interest in Cablecom.  Accordingly, the Company anticipates that, in the near future, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations.  In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends, distributions or other payments have ever been or will be made by Cablecom to the Company.  Further, the lenders under Cablecom’s credit facility have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

Our management and board are exploring strategic and financial alternatives available to us, including our possible liquidation, a going-private transaction and the sale of our remaining assets.  During 2003, our primary expenses are expected to consist of operating expenses, including salaries, professional fees, insurance and severance costs, as well as certain funding obligations to certain of our subsidiaries of approximately $13.5 million (but not including certain guarantees to our subsidiaries in the aggregate amount of approximately £4.2 million).  (See Note 15 - “Commitments and Contingencies”).  Further, after reserving for certain contingent liabilities, to the extent we have remaining funds legally available, we intend to pay dividends on or redeem shares of our Preferred Stock.  The liquidation preference of Preferred Stock aggregates $343 million.  In addition, our Preferred Stock is also entitled to mandatory redemption out of the net proceeds of any asset sale for cash that we or our subsidiaries complete, subject to some limited exceptions set forth in our charter.  Accordingly, it is highly unlikely that common shareholders will ever receive any distribution related to their shares.

We believe that our existing cash and cash equivalents will be sufficient to support our expected operations and fund our capital commitments through at least April 1, 2004, which, as previously noted, will exclude Cablecom.

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about our contractual obligations as of March 31, 2003, as adjusted to give effect to our emergence from Chapter 11 reorganization, and the periods in which payments are due.  The following table includes Cablecom which, as discussed elsewhere in the Form 10-Q, is not expected to be included in our consolidated results in the near future.  Cablecom’s total long-term debt, operating lease commitments and unconditional purchase obligations, included in the table below, were $2,778.7 million, $30.8 million and $59.3 million, respectively.

Back to Index

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(dollars in millions)
Long-Term Debt	$2,778.7	$2,778.7	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	32.7	4.8	10.2	10.8	6.9
Unconditional Purchase Obligations	111.2	62.5	18.4	2.9	27.4
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$2,922.6	$2,846.0	$28.6	$13.7	$34.3

The following table includes aggregate information about our commercial commitments as of March 31, 2003.  Commercial commitments are items that we could be obligated to pay in the future.  They are not required to be included in the consolidated balance sheet.  Cablecom had no other commercial commitments outstanding at March 31, 2003.

Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

(dollars in millions)
Guarantees	$—	$—	$—	$—	$—
Lines of Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	27.3	6.4	16.1	4.8	—

Total Commercial Commitments	$27.3	$6.4	$16.1	$4.8	$—

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments.  The Company has evaluated its 10% mandatorily redeemable preferred stock and determined that it meets the definition of a liability as set forth in SFAS No. 150 because it is mandatorily redeemable on a fixed date.  Accordingly, as of July 1, 2003, the Company will record the mandatorily redeemable preferred stock at its then fair value as debt, and accrete as interest expense the difference between such amount and the amount that will be payable on the redemption date, January 10, 2023.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This statement is effective for contracts entered into or modified after June 30, 2003.  The adoption of this statement is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met.  FIN 46 is effective immediately for all new variable

Back to Index

interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective for the Company during the third quarter of 2003.  The Company is presently evaluating whether it will be required to consolidate from July 1, 2003 any of its unconsolidated affiliates presently accounted for using the equity method as a result of the effectiveness of FIN 46.

In November 2002, the Emerging Issues Task Force reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-21 is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

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

Back to Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

At March 31, 2003, Cablecom had zero cost collars, with a notional amount of CHF 1,200.0 million, to hedge exposure to the floating interest rate indebtedness incurred under the Cablecom term loan facility and revolving loan facility.

The following table provides information about our floating interest rate debt and derivative financial instruments that are sensitive to changes in interest rates as of March 31, 2003, and as adjusted to give effect to our emergence from Chapter 11 reorganization.

	Nine Months Ending 12/31/03	Year Ending 12/31/04	Year Ending 12/31/05	Year Ending 12/31/06

Long-term Debt Including Current Portion
CHF
Variable Rate	CHF3,755. 0
	Swiss LIBOR
Average Interest Rate	plus 2.5%
Average Forward Exchange Rate	.6227
Interest Rate Derivative Instruments Related to Long-Term Debt
Interest Rate Swaps
Notional CHF Amount	CHF1,200.0	CHF1,200.0	—	—
Average Floor Strike Rate	3.27%	3.27%
Average Cap Strike Rate	5.15%	5.15%

	Year Ending 12/31/07	Thereafter	Total	Fair Value 3/31/03

Long-term Debt Including Current Portion
CHF
Variable Rate			CHF3,755.0	CHF3,755.0
Average Interest Rate
Average Forward Exchange Rate
Interest Rate Derivative Instruments Related to Long-Term Debt
Interest Rate Swaps
Notional CHF Amount	—	—	CHF1,200.0	CHF (41.6)
Average Floor Strike Rate
Average Cap Strike Rate

Back to Index

Item 4.	Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

b)	Changes in Internal Controls

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Back to Index

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

Our common stock and our Preferred Stock are not quoted on any national market or listed on any national securities exchange.  Prices for our common stock and our Preferred Stock are quoted on the Pink Sheets.  Securities whose prices are quoted on the Pink Sheets do not enjoy the same liquidity as securities that trade on a national market or securities exchange.

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

Back to Index

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

Our common stock reached a high closing sales price of $0.65 on January 14, 2003.  As of July 31, 2003, the closing sales price of our common stock was $0.05.  Due to a number of factors including that our common stock is a “penny stock,” our common stock trades on the Pink Sheets, most of our holdings may be restructured and the liquidation preference of our Preferred Stock, the value of our common stock may not increase in any significant amount.

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

In connection with the bar date for filing of securities laws claims against the debtors pursuant to an order of the bankruptcy court, proofs of claim were filed against Old NTL, NTL (Delaware), Inc., a wholly-owned subsidiary of Old NTL now known as Parc Holdings, Inc., and NTL Communications Corp., now known as NTL Incorporated, by Morgan Stanley Senior Funding Inc. for $11.4 million.  These claims were asserted by Morgan Stanley Senior Funding Inc. in respect of alleged unpaid financing fees for commitments of capital made in 1999.  While we intend to vigorously defend against these claims, an adverse determination of these claims could reduce our cash for operations or distribution to our stakeholders.

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

We have guaranteed the obligations of one of our subsidiaries, the exposure of which is currently in the aggregate amount of up to approximately £4.2 million.  In addition, one of our wholly-owned subsidiaries, Parc Holdings, has guaranteed the obligations of certain of its subsidiaries and affiliated joint ventures, the exposure of which is currently in the aggregate amount of up to approximately £10.5

Back to Index

million.  These guarantees arise under the performance of certain contracts by certain of our subsidiaries.  As long as these subsidiaries continue to perform the services under these contracts, our financial obligations regarding these guarantees would be reduced.  However, any call on these guarantees could substantially reduce our cash position and the cash position of our subsidiaries.

Our interest in content joint ventures is dependent on the services of a third party.

We continue to own an interest in joint ventures whose continuance is dependent on the provision of content or services to New NTL’s cable business in the United Kingdom or the provision of certain services on specified terms by New NTL and its subsidiaries to such joint ventures.  If New NTL breaches its carriage or service agreements with such joint ventures or fails to renew them, we may not be able to retain the indirect interests that Parc Holdings currently has in such joint ventures.  Subsidiaries of New NTL are major customers of such joint ventures and termination or non-renewal of the carriage or service agreements may adversely affect the performance of such joint ventures.

We have potential liabilities with respect to funding obligations of New NTL liabilities.

In addition to the guaranty obligations of certain of our subsidiaries and affiliated joint ventures, as a result of existing contractual commitments, we guarantee the obligations of certain companies in the New NTL group relating to ordinary course contracts.  If New NTL fails to meet its obligations, we and Parc Holdings may be liable to pay sums to cover the liability of those companies in the New NTL group with respect to such contracts and leases.

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

Cablecom is the principal borrower under an amended and restated credit agreement dated as of April 30, 2002 and effective as of May 2, 2002.  Under the credit agreement, Cablecom and one of its subsidiaries are indebted in an amount of approximately CHF 3,792 million (which includes recently accrued interest payments).  Although the credit facility was originally scheduled to mature on April 30, 2003, upon the request of Cablecom, the maturity date has been extended to September 10, 2003; provided that if certain core documents to the proposed Cablecom restructuring are agreed to by the coordinators of the bank loan and certain principal investors and posted to the Cablecom banks’ intra-links for distribution by midnight on August 31, 2003, then the due date shall be automatically extended from September 10, 2003 to October 31, 2003.  Cablecom’s lenders have also agreed to a moratorium on the payment of interest and commitment commission accruing between May 30, 2003 and the date on which Cablecom’s credit agreement is restated as part of the financial restructuring (when a portion of the accrued amounts will be added to the principal amount of the facility).  If Cablecom is subject to an insolvency proceeding before its credit agreement is restated, Cablecom’s lenders have agreed to waive such interest and commitment commission.  In addition, Cablecom may currently be in default under the credit agreement.  Accordingly, the lenders could seek to accelerate the maturity of the credit facility at any time.

Back to Index

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

In addition, Cablecom and certain of its subsidiaries are “overindebted” under Swiss law.  If Cablecom is unsuccessful in consummating a transaction with its lenders to resolve that “overindebtedness” issue in the near future (and, in any event, no later than the maturity date of the credit agreement), the board of directors of Cablecom may be required to file for insolvency proceedings under Swiss law.  Further, on April 9, 2003, in accordance with Swiss law, the board of directors of Cablecom received a letter from its auditors, Ernst & Young AG, notifying the board of Cablecom that Cablecom and some of its subsidiaries are “overindebted” and, if there is no consensual settlement on the overall financial restructuring of Cablecom, an extension of the maturity date or other steps taken to cure the “overindebtedness,” the board would be required to notify the Swiss courts and “deposit the balance sheets” for Cablecom and its subsidiaries immediately, thereby commencing insolvency proceedings.  If Cablecom files for insolvency proceedings, it is unlikely that we will retain any interest in Cablecom.

In order to seek to address the foregoing issues, Cablecom is currently in active negotiations with its lenders regarding an overall financial restructuring of Cablecom and, on June 19, 2003, Cablecom’s board of directors had been advised that 100% of its lenders and other holders of economic interests in Cablecom’s bank debt have agreed upon the principal terms and parameters for the restructuring of that debt.

The principal terms for the financial restructuring are:

•	The outstanding principal amount of the debt would be reduced from approximately CHF 3.8 billion to approximately CHF 1.7 billion.

•	The facility would be split into two tranches, one with a final maturity date of December 31, 2009 and one with a final maturity date of June 30, 2010.

•	Cablecom’s lenders would acquire control of substantially all of Cablecom’s share capital, with our remaining interest being acquired by certain members of the new shareholder group.

•	At the time of the consummation of the restructuring, the additional equity capital would be raised through a rights offering to the new shareholder group.

The proposed restructuring is subject to various closing conditions, including the negotiation, completion and execution of definitive documentation.  As part of such proposed restructuring, we are seeking to sell or retain a small minority interest in Cablecom in consideration for our cooperation in permitting Cablecom to reach a consensual restructuring plan with its lenders.  There is, however, no assurance that such proposed restructuring will be completed.  Further, whether or not the proposed restructuring is completed, in light of, among other things, the lenders’ ability to exercise their rights under the pledge, as well as the possibility of insolvency proceedings, we expect to be deprived of our controlling interest in Cablecom in the near future.  After such occurrence, the results of Cablecom will not be reported as part of our consolidated results of operations.

We anticipate that, commencing in the near future, Cablecom’s results will no longer be reported as part of our consolidated results of operations and, therefore, the financial statements contained in this Form 10-Q are not indicative of our future results of operations or financial condition.

Back to Index

Cablecom and its lenders have been in discussions regarding a complete financial restructuring of Cablecom which will, among other things, reduce the amount of bank debt outstanding, extend the maturity date thereof and resolve Cablecom’s Swiss overindebtedness issue.  Whether such negotiations are successful or not, we expect to be deprived of all of our ownership interest in Cablecom.  Therefore, we anticipate that, in the near future, the results of Cablecom will no longer be reported as part of our consolidated results of operations.  Accordingly, the historical financial statements contained in this Form 10-Q which include Cablecom’s business and results of operations are not particularly reflective of our current and anticipated future business and should not be relied upon as indicative of our future performance.

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

Back to Index

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

The market for broadcast services in Asia has been slow to evolve and, as a result, demand for NTL Asia’s services has been lower than expected.  If this demand does not increase, then NTL Asia’s revenue without additional financing may not be sufficient to cover its expenses.  In order to improve the cost base and performance of the business it has been necessary to reduce the costs of the operation.  The success of the business may be affected by its reduced capacity and the loss of some of the staff.

Forward Looking Statements

Actual results may turn out to be materially different from any forward-looking statements included or incorporated by reference in this annual report on Form 10-Q.

Certain statements contained in this Form 10-Q may constitute “forward-looking statements.”  When used in this Form 10-Q, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “may,” “could,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our company and our subsidiaries and affiliated joint ventures, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements.

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

Back to Index

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 30, 2003, one of our subsidiaries, Parc Holdings, Inc. (formerly NTL (Delaware), Inc.), together with its subsidiaries NTL Sweden SPV, Inc. and Nogenta Swedish Acquisition Holding B.V., entered into an agreement with B2 (Bredband) AG, a Swedish broadband communications company, and the other principal shareholders of B2 relating to, among other things, the transfer of our securities in B2.  Under the agreement, the NTL Europe parties have agreed to transfer their interest in B2 to certain other shareholders of B2 in exchange for approximately $375,000 in cash or certain securities of a B2 affiliate and mutual releases among the parties relating to a dispute stemming from an April 15, 2002 funding request for approximately $20 million.  In connection with the mutual releases, the agreement provides that B2 and the other principal shareholders will withdraw, or otherwise assist Parc Holdings in obtaining bankruptcy court denial of, the proofs of claim filed by B2 and the other principal shareholders in the bankruptcy court.  The closing of this transaction took place on May 30, 2003.

Premium TV is engaged in litigation relating to a dispute with one of its joint venture partners, Newcastle United plc.  On March 14, 2003, Newcastle United served notice to terminate its joint venture agreement with Premium TV on the grounds of Premium TV’s alleged insolvency.  Premium TV is vigorously defending its position.  On April 28, 2003, Premium TV itself issued court proceedings applying for a declaration that it was solvent.  If Premium TV is unsuccessful in its litigation, Newcastle United would have the right to purchase Premium TV’s 50% interest in the joint venture at 50% of the appraised market value of the joint venture.

On July 29, 2003, Cablecom received a letter of counsel acting for German channel providers SAT 1, ProSieben and Kabel 1 requesting payment of a total of CHF 13,324,827.  The channel providers have threatened to institute proceedings against Cablecom if Cablecom refused to pay the amount as requested, which equals the total amount that the respective channel providers have paid to Cablecom for the distribution of a Swiss advertising spilt over Cablecom’s network since 1996.

The channel providers claim that the current contractual compensation, in form of a percentage fee on the advertising revenues, would be abusively high and therefore constitute a breach of Swiss competition law.  They refer to the recent decision by the Swiss Competition Commission ordering preliminary measures in proceedings between Teleclub and Cablecom and holding that Cablecom has a dominant position on the market for the distribution of TV signals to Swiss customers.

Following external legal advice and in order to protect long term interests of Cablecom, Cablecom has decided to refuse to repay any amounts received.  It can therefore be expected that German channel providers will shortly initiate legal proceedings.  Same or similar action has been announced by a second group of German channel providers has been obtained yet.

Item 2.	Changes in Securities and Use of Proceeds.

On January 10, 2003, the effective date of the reorganization plan, we authorized the issuance of 19,668,777 shares of our common stock (19,657,718 of which were outstanding as of July 23, 2003) and 6,864,000 of our Preferred Stock (6,862,193 of which were outstanding as of July 23, 2003) to certain former creditors and stockholders of Old NTL, and its subsidiaries in reliance on the exemption from registration afforded by section 1145 of the U.S. Bankruptcy Code.  These shares of common stock and Preferred Stock represent all of our shares of capital stock.  We received no proceeds from the issuance of such shares.  All securities of Old NTL were cancelled in the reorganization plan as of January 10, 2003.

Back to Index

Item 3.	Defaults Upon Senior Securities.

See “Risk Factors Related to Cablecom” and Note 15 to our financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the first quarter ended March 31, 2003.

Item 5.	Other Information.

On July 10, 2003, the Board of Directors of NTL Europe, Inc. promoted Robert A. Schmitz, its Vice President and Secretary, to include the position of Chief Operating Officer, and promoted Richard A. Spohn, its Vice President and Chief Accounting Officer, to include the positions of Chief Financial Officer and Treasurer.  Bruno Claude, who previously held the position of Chief Operating Officer pursuant to an employment agreement which expired on July 10, 2003, and John F. Gregg, who previously held the positions of Chief Financial Officer and Treasurer pursuant to an employment agreement which expired on July 10, 2003, will continue to hold their positions of Chief Executive Officer and Chief Financial Officer, respectively, at Cablecom GmbH, an indirect, wholly-owned subsidiary of NTL Europe, Inc.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

	31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13-a14 and 15d-14.

	31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

	*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(b)	Reports on Form 8-K.

	(1)	Current Report on Form 8-K, filed January 10, 2003, announcing the consummation of the bankruptcy plan.

	(2)	Current Report on Form 8-K, filed January 27, 2003, restating the number of issued and outstanding shares of common stock of NTL Europe, Inc.

	(3)	Current Report on Form 8-K, filed January 28, 2003, announcing the disposition of the assets contained in NTL Communications Corp.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL EUROPE, INC.

Date: August 28, 2003	By:	/s/ JEFFREY A. BRODSKY
Jeffrey A. Brodsky, President and Chief Executive Officer

Date: August 28, 2003	By:	/s/ RICHARD A. SPOHN
Richard A. Spohn, Vice President, Chief Financial Officer and Chief Accounting Officer