Form 10-Q
period 2003-06-30
NTL EUROPE INC
filed 2003-09-18
CIK 1114937

 Click Here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended     June 30, 2003

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan by a court. YES        NO

Number of shares outstanding at September 15, 2003: 19,657,769 shares of Common Stock, par value $.01 per share.

NTL EUROPE, INC.

INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003.

Back to Index

PART I:	FINANCIAL INFORMATION

Item 1: Financial Statements

NTL Europe, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in millions)

	June 30, 2003 Reorganized Company	December 31, 2002 Predecessor Company (see note)

	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$148.1	$277.5
Marketable securities	—	17.3
Accounts receivable – trade, less allowance for doubtful accounts of $11.0 (2003) and $9.4 (2002)	73.6	243.4
Other	74.5	50.3
Discontinued operations	—	12,968.1

Total current assets	296.2	13,556.6
Fixed assets, net	1,157.3	1,682.1
Goodwill	—	218.7
Reorganization value in excess of amounts allocable to identifiable assets	221.5	—
Customer lists, net of accumulated amortization of $5.6 (2003) and $171.4 (2002)	208.9	62.8
Investments in and loans to affiliates, net	21.0	13.0
Deferred tax asset	91.8	195.3
Other assets, net of accumulated amortization of $62.4 (2002)	19.3	120.9

Total assets	$2,016.0	$15,849.4

Back to Index

NTL Europe, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets – continued
(amounts in millions)

	June 30, 2003 Reorganized Company	December 31, 2002 Predecessor Company (see note)

	(unaudited)	(audited)
Liabilities and shareholders’ (deficiency)
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$32.7	$49.3
Accrued expenses and other	68.5	92.5
Interest payable	9.6	43.5
Deferred revenue	145.9	235.6
Current portion of long-term debt	2,809.6	2,719.3
Discontinued operations (including liabilities subject to compromise of $10,157.8)	—	17,956.2

Total current liabilities	3,066.3	21,096.4
Other	132.3	132.7
Deferred income taxes	135.3	226.0
Liabilities subject to compromise, including redeemable preferred stock	—	4,294.1
Commitments and contingent liabilities
Mandatorily redeemable preferred stock – authorized 20.0 shares; issued and outstanding 6.9 shares, liquidation preference $360.2	114.7	—

Shareholders’ (deficiency):
Common stock – $.01 par value; authorized 60.0 shares; issued and outstanding 19.7 shares (2003); $.01 par value; authorized 800.0 shares; issued and outstanding 276.6 shares (2002)	0.2	2.8
Additional paid-in capital	—	13,574.9
Accumulated other comprehensive (loss)	3.7	(830.2)
(Deficit)	(1,436.5)	(22,647.3)

	(1,432.6)	(9,899.8)

Total liabilities and shareholders’ (deficiency)	$2,016.0	$15,849.4

See accompanying notes.

Back to Index

NTL Europe, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

	Reorganized Company	Predecessor Company (see note)	Reorganized Company	Predecessor Company (see note)

Revenues	$122.7	$100.2	$242.3	$188.8
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	46.7	38.0	90.9	82.2
Selling, general and administrative expenses	40.0	51.3	69.8	71.8
Asset impairments	—	12.9	—	12.9
Other charges	0.1	2.4	3.6	3.4
Corporate expenses	4.5	4.3	9.2	11.2
Depreciation	46.7	49.0	92.4	94.9
Amortization	3.0	18.9	5.5	36.7

	141.0	176.8	271.4	313.1

Operating (loss)	(18.3)	(76.6)	(29.1)	(124.3)
Other income (expense)
Interest income and other, net	2.1	(3.4)	2.0	7.9
Interest expense	(372.5)	(39.1)	(1,398.4)	(86.0)
Share of (losses) from equity investments	(1.3)	(37.5)	(1.7)	(86.7)
Foreign currency transaction gains	0.1	2.2	0.6	2.2

(Loss) before recapitalization items, income taxes and discontinued operations	(389.9)	(154.4)	(1,426.6)	(286.9)
Recapitalization items, net	—	(8.0)	—	(21.7)

(Loss) before income taxes and discontinued operations	(389.9)	(162.4)	(1,426.6)	(308.6)
Income tax benefit (expense)	(0.6)	14.7	(1.3)	25.5

(Loss) from continuing operations	(390.5)	(147.7)	(1,427.9)	(283.1)
Discontinued operations:
(Loss) from discontinued operations, net of income tax benefits of $6.3 and $18.8 (2002)	—	(408.4)	—	(878.9)

Net (loss)	(390.5)	(556.1)	(1,427.9)	(1,162.0)
Preferred stock dividends and accretion	(4.2)	(43.5)	(8.6)	(141.9)

Net (loss) available to common shareholders	$(394.7)	$(599.6)	$(1,436.5)	$(1,303.9)

Basic and diluted net (loss) per share:
(Loss) from continuing operations	$(20.08)	$(0.69)	$(73.08)	$(1.54)
(Loss) from discontinued operations	—	(1.48)	—	(3.18)

Net (loss) per common share	$(20.08)	$(2.17)	$(73.08)	$(4.72)

Weighted average shares	19,657,433	276,626,475	19,657,433	276,626,475

	January 1,

	2003

	Predecessor Company

Fresh start adoption – fixed assets	$(507.2)
Fresh start adoption – debt	1,313.2
Fresh start adoption – intangible assets	145.3
Fresh start adoption – deferred taxes	(13.5)
Fresh start adoption – pensions	(31.2)
Fresh start adoption – all other	(10.3)

	896.3
Gain on discontinued operations	5,041.3
Gain on debt discharge	3,962.4

Net income	$9,900.0

Basic and diluted net income per share	$35.79

See accompanying notes.

Back to Index

NTL Europe, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ (Deficiency)
(unaudited)
(dollars in millions)

	Series Preferred Stock $.01 Par Value		Common Stock $.01 Par Value				Accumulated Other Comprehensive (Loss)
					Additional Paid-in Capital		Foreign Currency Translation	Unrealized Net Losses on Derivatives	Pension Liability Adjustments	(Deficit)
						Comprehensive (Loss)
	Shares	Par	Shares	Par

Predecessor Company
Balance, December 31, 2002	3,000,000	$—	276,626,475	$2.8	$13,574.9		$(770.1)	$(30.1)	$(30.0)	$(22,647.3)
Net Income January 1, 2003						$9,900.0				9,900.0
Issuance of Common Stock			19,657,433	0.2
Fresh-start adoptions – other	(3,000,000)		(276,626,475)	(2.8)	(13,574.9)		770.1	$(30.1)	$(30.0)	12,747.3

Reorganized Company
Balance, January 1, 2003	—	—	19,657,433	0.2	—		—	—	—	—
Accretion on mandatorily redeemable preferred stock										(8.6)
Comprehensive loss:
Net loss for the six months ended June 30, 2003						$(1,427.9)				(1,427.9)
Currency translation adjustments						3.5	3.5
Unrealized losses on derivatives						0.2		0.2

Total						$(1,424.2)

Balance, June 30, 2003	—	$—	19,657,433	$0.2	$—		$3.5	$0.2	$—	$(1,436.5)

See accompanying notes.

Back to Index

NTL Europe, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
(dollars in millions)

	Six months ended June 30,		January 1,
	2003	2002	2003

	Reorganized Company	Predecessor Company (see note)	Predecessor Company

Operating activities
Net (loss) income	$(1,427.9)	$(1,162.0)	$9,900.0
(Loss) from discontinued operations	—	(878.9)	—
Gain on disposal of discontinued operations	—	—	5,041.3

(Loss) income from continuing operations	(1,427.9)	(283.1)	4,858.7
Adjustments to reconcile net (loss) to net cash provided by (used in) continuing operations:
Depreciation and amortization	98.0	131.6	—
Asset impairments	—	12.9	—
Write-off of other assets included in other income and expense	0.8	—	—
Equity in losses of unconsolidated subsidiaries	1.7	86.7	—
Non-cash compensation	—	10.4	—
Loss (gain) on sale of assets	—	(3.2)	—
Provision for losses on accounts receivable	1.4	3.3	—
Deferred income taxes	(1.5)	(23.8)	—
Non cash gain on debt discharge	—	—	(4,133.3)
Fresh start adjustments	—	—	(896.3)
Accretion on debt	1,345.0	—	—
Other	2.5	(173.4)	—
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Accounts receivable	174.6	128.6	—
Other current assets	(21.1)	(16.5)	—
Other assets	11.1	(1.6)	—
Accounts payable	(18.0)	(13.4)	—
Accrued expenses and other	(34.9)	5.9	—
Deferred revenue	(95.3)	(65.4)	—

Net cash provided by (used in) continuing operations	36.4	(201.0)	(170.9)
Net cash provided by (used in) discontinued operations	—	240.1	—

Net cash provided by (used in) operating activities	36.4	39.1	(170.9)

Investing activities
Acquisitions, net of cash acquired	—	(12.0)	—
Purchase of fixed assets	(49.4)	(45.0)	—
Investments in and loans to affiliates	(1.5)	(19.1)	—
Increase in other assets	—	(0.3)	—
Proceeds from sale of Australia	—	444.8	—
Proceeds from sales of assets	1.1	8.9	—
Purchase of marketable securities	—	(48.1)	—
Proceeds from sales of marketable securities	—	12.1	—

Net cash (used in) continuing operations	(49.8)	341.3	—
Net cash (used in) discontinued operations	—	(444.7)	—

Net cash (used in) investing activities	(49.8)	(103.4)	—

Back to Index

NTL Europe, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued
(unaudited)
(dollars in millions)

	Six months ended June 30,		January 1,
	2003	2002	2003

	Reorganized Company	Predecessor Company	Predecessor Company

Financing activities
Proceeds from discontinued operations, upon emergence from bankruptcy	—	—	53.2
Proceeds from borrowings, net of financing costs	—	100.3	—
Principal payments	(0.7)	(0.8)	—
Repayment of NTL Australia bank loan	—	(121.7)	—

Net cash (used in) provided by financing activities of continuing operations	(0.7)	(22.2)	53.2
Net cash (used in) provided by financing activities of discontinued activities	—	451.6	—

Net cash (used in) provided by financing activities	(0.7)	429.4	53.2
Effect of exchange rate changes on cash	2.4	41.8	—

Increase (decrease) in cash and cash equivalents	(11.7)	406.9	(117.7)
Cash and cash equivalents at beginning of year – continuing operations	159.8	228.3	277.5
Cash and cash equivalents at beginning of year – discontinued operations	—	276.3	—
Cash and cash equivalents at end of period – discontinued operations	—	(553.0)	—

Cash and cash equivalents at end of period – continuing operations	$148.1	$358.5	$159.8

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	$67.9	$277.6	$—
Income taxes paid	—	1.3	—

See accompanying notes.

Back to Index

1.	Organization and Business

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

Pursuant to the Plan, Old NTL and its subsidiaries were split into two separate companies. The entity formerly known as “NTL Incorporated” was renamed “NTL Europe, Inc.” and became the holding company for certain European and other assets of Old NTL (the “Company”). The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for Old NTL’s principal UK and Ireland assets (“New NTL”). Pursuant to the Plan, all of the outstanding securities of Old NTL and certain of its subsidiaries were cancelled, and the Company issued shares of its common stock, par value $0.01 per share (the “Common Stock”), and 10% Fixed Coupon Redeemable Preferred Stock, Series A, par value $0.01 per share (with a $50.00 liquidation preference per share) (the “Preferred Stock”), and New NTL issued shares of its common stock and Series A warrants to various former creditors and stockholders of Old NTL and its subsidiaries. The precise mix of new securities received by holders of each particular type of security of Old NTL and its subsidiaries was set forth in the Plan. New NTL is an independent entity which is no longer owned by or affiliated with the Company.

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

The Company’s board of directors and management are exploring the strategic and financial alternatives available to the Company, including the Company’s possible liquidation, a going-private transaction and the sale of its remaining assets. In that regard, the board established a special committee charged with reviewing, considering, investigating, evaluating, negotiating and recommending action to the entire board with respect to one or more possible going private transactions. By July 1, 2003, the special committee had retained its own legal counsel and financial advisor to advise it in connection with its duties.

The Company’s historic financial statements presented herein are not particularly reflective of the Company’s current and anticipated future business and should not be relied upon as indicative of the Company’s future performance.

Back to Index

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

Cablecom has approximately CHF 3,792 million in bank debt (which includes recently accrued interest payments) that initially matured on April 30, 2003 but the lenders have extended such due date until October 31, 2003. Cablecom has insufficient resources to satisfy such obligation. In addition, Cablecom and certain of its subsidiaries are “overindebted” under Swiss law and, accordingly, may be required to file for insolvency proceedings in Switzerland. Cablecom and its lenders have been involved in ongoing discussions regarding a complete financial restructuring of Cablecom and, on June 19, 2003, Cablecom’s board of directors had been advised that 100% of its lenders and other holders of economic interests in Cablecom’s bank debt have agreed upon the principal terms and parameters for the restructuring of that debt.

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

Back to Index

(when a portion of the accrued amounts will be added to the principal amount of the facility). If Cablecom is subject to an insolvency proceeding before its credit agreement is restated, Cablecom’s lenders have agreed to waive such interest and commitment commission.

In the event that the proposed restructuring is completed, the Company expects that its remaining interest in Cablecom will be acquired for an amount not in excess of $15 million. If such proposed restructuring is unsuccessful, the Company expects to be deprived of all its ownership interest in Cablecom. Accordingly, the Company anticipates that, in the near future, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations. In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends or distributions have ever been or will be made by Cablecom to the Company. Further, the lenders under Cablecom’s credit facility have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

The Company also has various equity and cost method investments detailed in Note 9.

The Company’s most significant holdings are currently being restructured, and the Company is reviewing all of its holdings to determine the most appropriate course of action, which may result in one or more of these holdings being sold, transferred, foreclosed on, liquidated, wound-up or otherwise disposed of in the near future or at a later date. The Company may not receive any proceeds from any of these transactions after the payment of outstanding debt that some of these companies may owe and any fees and expenses incurred in connection with these transactions. See, in particular, Note 16 “Commitments and Contingent Liabilities – Cablecom.” To the extent the Company receives cash proceeds from any asset sale it or its subsidiaries complete, the Preferred Stock will be entitled to mandatory redemption in a like amount, subject to some limited exceptions set forth in the Company’s charter, until all shares of the Preferred Stock (having an aggregate of approximately $360.2 million in liquidation preference including accrued and unpaid dividends, as of June 30, 2003) have been redeemed. (See Note 13.)

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

Back to Index

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

Liquidity and Capital Resources

The Company emerged from bankruptcy on January 10, 2003, at which time, as part of the reorganization plan, all of its secured debt, common stock and preferred stock were cancelled and new Common Stock and Preferred Stock were issued. Further, upon the consummation of the reorganization plan (after taking into account the redemption for cash of $25 million of the Preferred Stock) the Company had approximately $63 million in cash and its subsidiaries (other than Cablecom) had an additional amount of approximately $11 million in cash. As of June 30, 2003, the Company had approximately $57.3 million in cash and its subsidiaries (other than Cablecom) had an additional amount of approximately $10 million in cash.

The Company is primarily a holding company for the stock of its subsidiaries, with no material independent source of cash proceeds. During 2003, the Company does not anticipate receiving any material cash proceeds from its subsidiaries’ operating activities. Accordingly, the Company expects to fund its operations primarily out of its $57.3 million in cash ($17.2 million of which will be paid as a dividend on the Preferred Stock on October 15, 2003) and its subsidiaries’ cash remaining after the consummation of the reorganization plan. During 2003, the Company does not anticipate borrowing any material amount of funds and the Company does not expect to issue any of its securities for cash. Further, during 2003, the Company does not anticipate any material capital expenses.

The Company expects to either complete a restructuring of the debt and equity of Cablecom, in the near future, which is expected to result in the acquisition of the Company’s interest in Cablecom or a complete dilution of the Company’s ownership interest or, if such restructuring is not successful, to file for the insolvency of Cablecom in Switzerland, which would result in the Company’s having no remaining ownership in Cablecom. The proposed restructuring is subject to various closing conditions, including the negotiation, completion and execution of definitive documentation. Cablecom’s lenders have also agreed to a moratorium on the payment of interest and commitment commission accruing between May 30, 2003 and the date on which Cablecom’s credit agreement is restated as part of the financial restructuring (when a portion of the accrued amounts will be added to the principal amount of the facility). If Cablecom is subject to an insolvency proceeding before its credit agreement is restated, Cablecom’s lenders have agreed to waive such interest and commitment commission.

In the event that the proposed restructuring is completed, the Company expects that its remaining interest in Cablecom will be acquired for an amount not in excess of $15 million. If such proposed restructuring is unsuccessful, the Company expects to be deprived of all its ownership interest in Cablecom.

Back to Index

Accordingly, the Company anticipates that, in the near future, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations. In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends or distributions have ever been or will be made by Cablecom to the Company. Further, the lenders under Cablecom’s credit facility have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

The Company’s management and board are exploring strategic and financial alternatives available to the Company, including the Company’s possible liquidation, a going private transaction and the sale of its remaining assets. In that regard, the board established a special committee charged with reviewing, considering, investigating, evaluating, negotiating and recommending action to the entire board with respect to one or more possible going private transactions. By July 1, 2003, the special committee had retained its own legal counsel and financial advisor to advise it in connection with its duties.

During 2003, the Company’s primary expenses are expected to consist of operating expenses of approximately $13.5 million, including salaries, professional fees, insurance and severance costs, as well as certain funding obligations to certain of its subsidiaries (but not including certain guarantees to the Company’s subsidiaries in the aggregate amount of approximately £4.2 million). Further, after reserving for certain contingent liabilities, to the extent the Company has remaining funds legally available, the Company intends to pay dividends on or redeem shares of its Preferred Stock. In this regard, on September 11, 2003, the Company’s Board of Directors approved a semi-annual dividend of $2.50 per share on the Preferred Stock. However, there is no requirement under our charter to pay any future dividends on our Preferred Stock and there is no assurance that we will pay any such future dividends. (See Note 17 – “Subsequent Events.”) At June 30, 2003, the liquidation preference of Preferred Stock aggregates approximately $360.2 million including accrued and unpaid dividends. In addition, the Preferred Stock is also entitled to mandatory redemption out of the net proceeds of any asset sale for cash that the Company or its subsidiaries complete, subject to some limited exceptions set forth in the Company’s charter. Accordingly, it is highly unlikely that common shareholders will ever receive any distribution related to their shares.

The Company believes that its existing cash and cash equivalents will be sufficient to support its expected operations and fund its capital commitments through at least July 1, 2004, which, as previously noted, will exclude Cablecom.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Back to Index

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

The term “Predecessor Company” refers to the Company and its subsidiaries for periods prior to and including December 31, 2002. The term “Reorganized Company” refers to the Company and its subsidiaries for periods subsequent to January 1, 2003. The effects of the consummation of the Plan as well as adjustments for fresh-start reporting recorded as of January 1, 2003 are Predecessor Company transactions and are presented in the accompanying condensed consolidated statements of operations and cash flows dated January 1, 2003. All other results of operations and cash flows on January 1, 2003 are Reorganized Company transactions.

The Company adopted fresh-start reporting upon its emergence from Chapter 11 reorganization in accordance with SOP 90-7. The Company obtained a valuation to assist in the determination of its reorganization value as defined in SOP 90-7. The Company determined the reorganization value was $2,198.6 million. This determination was based upon various valuation methods, including discounted projected cash flow analysis, selected comparable market multiples of publicly traded companies and other applicable ratios and economic information relevant to the operations of the Company. Certain factors that were incorporated into the determination of the Company’s reorganization value included the following:

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

Back to Index

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

Back to Index

	December 31, 2002				January 1, 2003
	Predecessor Company	Emergence from Chapter 11	Discontinued Operations	Fresh-Start	Reorganized Company

	(dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$277.5	$(170.9)	$53.2	$—	$159.8
Marketable securities	17.3	(17.3)	—	—	—
Accounts receivable-trade, less Allowance for doubtful accounts of $9.4	243.4	—	—	—	243.4
Other	50.3	—	—	2.1	52.4
Discontinued operations	12,968.1	—	(12,968.1)	—	—

Total current assets	13,556.6	(188.2)	(12,914.9)	2.1	455.6
Fixed assets, net	1,682.1	—	—	(507.2)	1,174.9
Goodwill	218.7	—	—	(218.7)	—
Reorganization value in excess of amounts allocable to identifiable assets	—	—	—	217.2	217.2
Customer lists, net of accumulated amortization of $171.4	62.8	—	—	146.8	209.6
Investments and loans to affiliates, net	13.0	—	—	7.2	20.2
Deferred financing	37.4	(37.4)	—	—	—
Other assets, net of accumulated amortization of $62.4	83.5	—	—	(54.0)	29.5
Deferred tax asset	195.3	—	—	(103.7)	91.6

Total assets	$15,849.4	$(225.6)	$(12,914.9)	$(510.3)	$2,198.6

Liabilities and shareholders’ (deficiency) equity
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$49.3	$—	$—	$0.3	$49.6
Accrued expenses and other	92.5	—	—	1.2	93.7
Interest payable	43.5	—	—	—	43.5
Deferred revenue	235.6	—	—	—	235.6
Current portion of long-term debt	2,719.3	—	—	(1,313.2)	1,406.1
Discontinued operations (including liabilities subject to compromise of $10,157.8)	17,956.2	—	(17,956.2)	—	—

Total current liabilities	21,096.4	—	(17,956.2)	(1,311.7)	1,828.5
Other	132.7	—	—	(4.7)	128.0
Deferred income taxes	226.0	—	—	(90.2)	135.8
Liabilities subject to compromise, including redeemable preferred stock	4,294.1	(4,294.1)	—	—	—
Mandatorily redeemable preferred stock	—	106.1	—	—	106.1
Common stock-old	2.8	—	—	(2.8)	—
Common stock-new	—	0.2	—	—	0.2
Additional paid-in capital	13,574.9	—	—	(13,574.9)	—
Translation adjustment	(830.2)	—	—	830.2	—
Retained earnings	(22,647.3)	3,962.2	5,041.3	13,643.8	—

Shareholders’ equity (deficiency)	(9,899.9)	3,962.4	5,041.3	896.3	0.2

Total liabilities and shareholders’ equity (deficiency)	$15,849.4	$(225.6)	$(12,914.9)	$(510.3)	$2,198.6

At December 31, 2002, Old NTL had net operating loss carryforwards of approximately $400 million for U.S. federal income tax purposes that expire in varying amounts commencing in 2009 and which are subject to limitations as described below. Old NTL has net operating loss carryforwards for Swiss tax purposes of approximately $2.5 billion that expire in varying amounts commencing in 2008.

Back to Index

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

The following pro forma consolidated balance sheet at June 30, 2003 and the pro forma consolidated income statement for the six months ended June 30, 2003 reflect the likelihood that the Company will not retain a significant interest in Cablecom and that Cablecom will no longer be reported as part of the Company’s consolidated results of operations. As described in more detail in Note 16 (Commitments and Contingent Liabilities – Cablecom), Cablecom has approximately CHF 3,792 million in bank debt (which includes recently accrued interest payments) that initially matured on April 30, 2003 but the lenders have extended such due date until October 31, 2003. Cablecom has insufficient resources to satisfy such obligation. In addition, Cablecom and certain of its subsidiaries are “overindebted” under Swiss law and, accordingly, may be required to file for insolvency proceedings in Switzerland.

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

In the event that the proposed restructuring is completed, the Company expects that its remaining interest in Cablecom will be acquired for an amount not in excess of $15 million. If such proposed restructuring is unsuccessful, the Company expects to be deprived of all its ownership interest in Cablecom. Accordingly, the Company anticipates that, in the near future, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations. In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends or distributions have ever been or will be made by Cablecom to the Company. Further, the lenders under Cablecom’s credit facility have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

Back to Index

	June 30, 2003 (Consolidated)	Discontinued Operations (Cablecom)	Pro Forma as of June 30, 2003

	(amounts in millions)
Assets
Current assets:
Cash and cash equivalents	$148.1	$(80.9)	$67.2
Accounts receivable-trade, net	73.6	(55.5)	18.1
Other	74.5	(61.2)	13.3
Discontinued operations	—	1,920.3	1,920.3

Total current assets	296.2	1,722.7	2,018.9
Fixed assets, net	1,157.3	(1,154.1)	3.2
Goodwill	—	—	—
Reorganization value in excess of amounts allocable to identifiable assets	221.5	(220.3)	1.2
Customer lists, net of accumulated amortization of $5.6	208.9	(208.9)	—
Investments in and loans to affiliates, net	21.0	(7.9)	13.1
Deferred tax asset	91.8	(132.0)	(40.2)
Other assets	19.3	0.5	19.8

Total assets	$2,016.0	$—	$2,016.0

Liabilities and shareholders’ (deficiency)
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$32.7	$(23.5)	$9.2
Accrued expenses and other	68.5	(36.2)	32.3
Interest payable	9.6	(9.6)	—
Deferred revenue	145.9	(143.4)	2.5
Current portion of long-term debt	2,809.6	(2,809.3)	0.3
Discontinued operations	—	1,920.3	1,920.3

Total current liabilities	3,066.3	(1,101.7)	1,964.6
Long-term debt	—	—	—
Other	132.3	(132.3)	—
Deferred income taxes	135.3	(175.6)	(40.3)
Commitments and contingent liabilities
Mandatorily redeemable preferred stock	114.7	—	114.7
Shareholders’ (deficiency)
Common stock – $.01 par value; authorized 20.0 shares; issued and outstanding shares	0.2	—	0.2
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss)	3.7	(3.5)	0.2
(Deficit)	(1,436.5)	1,413.1	(23.4)

	(1,432.6)	1,409.6	(23.0)

Total liabilities and shareholders’ equity (deficiency)	$2,016.0	$—	$2,016.0

Back to Index

      NTL Europe, Inc. and subsidiaries, pro forma income statement reflecting Cablecom as a discontinued operation:

	Six months ended June 30, 2003	Discontinued Operations	Pro Forma as of June 30, 2003

		(unaudited)
	(dollars in millions, except per share amounts)
Revenues	$242.3	$(229.2)	$13.1
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	90.9	(81.8)	9.1
Selling, general and administrative expenses	69.8	(64.3)	5.5
Other Charges	3.6	(3.6)	—
Corporate expenses	9.2	—	9.2
Depreciation	92.4	(89.4)	3.0
Amortization	5.5	(5.5)	—

	271.4	(244.6)	26.8

Operating (loss)	(29.1)	15.4	(13.7)
Other income (expense)
Interest income and other, net	2.0	(1.9)	0.1
Interest expense	(1,398.4)	1,398.4	—
Share of (losses) from equity investments	(1.7)	—	(1.7)
Foreign currency transaction gains (losses)	0.6	—	0.6

(Loss) before recapitalization items, income taxes and discontinued operations	(1,426.6)	1,411.9	(14.7)
Recapitalization items, net	—	—	—

(Loss) before income taxes and discontinued operations	(1426.6)	1,411.9	(14.7)
Income tax benefit (expense)	(1.3)	1.2	(0.1)

(Loss) from continuing operations	(1,427.9)	1,413.1	(14.8)
Discontinued operations:
(Loss) from discontinued operations, net of income tax benefit of $0.7	—	(1,413.1)	(1,413.1)

Net (loss)	(1,427.9)	—	(1,427.9)
Preferred stock dividends and accretion	(8.6)	—	(8.6)

Net (loss) available to common shareholders	$(1,436.5)	$—	$(1,436.5)

Basic and diluted net (loss) per share:
(Loss) from continuing operations	$(73.08)	$71.89	$(1.19)
(Loss) from discontinued operations	—	(71.89)	$(71.89)

Net (loss) per common share	$(73.08)	$—	$(73.08)

Weighted average shares	19,657,433	19,657,433	19,657,433

4.	Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments. The Company has evaluated its 10% mandatorily redeemable preferred stock and determined that it meets the definition of a liability as set forth in SFAS No. 150 because it is mandatorily redeemable on a fixed date. Accordingly, as of July 1, 2003, the Company will record the mandatorily redeemable preferred stock as debt, and accrete as interest expense the difference between such amount and the amount that will be payable on the redemption date, January 10, 2023.

Back to Index

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effects of applying SFAS No. 123 on pro forma disclosures of net loss for the three and six months ended June 30, 2003 were not likely to be representative of the pro forma effects on net loss in future years.

Had compensation for stock options granted by the Predecessor Company been determined consistent with the provisions of SFAS No. 123, the effect on the Predecessor Company’s net loss would have been changed to the following pro forma amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	Reorganized Company	Predecessor Company	Reorganized Company	Predecessor Company

	(in millions, except per share data)
Net loss for common shares, as reported	$(394.7)	$(599.6)	$(1,436.5)	$(1,303.9)
Non cash compensation expense	—	(64.0)	—	(128.0)
Net loss, pro forma	(394.7)	(663.6)	(1,436.5)	(1,431.9)
Basic and diluted net (loss) per common share	$(20.08)	$(2.40)	$(73.08)	$(5.18)

Weighted average shares	19,657,433	276,626,475	19,657,433	276,626,475

Back to Index

6.	Fixed Assets

Fixed assets consist of:

	June 30, 2003	December 31, 2002

	Reorganized Company	Predecessor Company

	(unaudited)
	(in millions)
Operating equipment	$1,140.4	$2,109.25
Other equipment	74.9	109.5
Construction-in-progress	33.5	25.1

	1,248.8	2,243.8
Accumulated depreciation	(91.5)	(561.7)

	$1,157.3	$1,682.1

The change in fixed assets is primarily the result of the $507.2 million reduction in the carrying value upon the adoption of fresh-start reporting as of January 1, 2003. Substantially all fixed assets relate to Cablecom and, as discussed in more detail in Note 3, Cablecom will not be owned by the Company, nor included in the Company’s balance sheet, in the near future.

7.	Reorganization value in excess of amounts allocable to identifiable assets

The reorganization value in excess of amounts allocable to identifiable assets, is comprised of the following:

Reorganized Company

Balance at January 1, 2003	$217.2
Effects of foreign currency	4.3

Balance at June 30, 2003	$221.5

The reorganization value in excess of amounts allocable to identifiable assets relate substantially to Cablecom and, as discussed in more detail in Note 3, Cablecom will not be owned by the Company, nor included in the Company’s balance sheet, in the near future.

8.	Customer Lists

The valuation of the Company’s customer lists were:

	June 30, 2003	December 31, 2002

	Reorganized Company	Predecessor Company

	(unaudited)
	(in millions)
Customer lists	$214.5	$234.2
Accumulated depreciation	(5.6)	(171.4)

	$208.9	$62.8

The change in customer lists is primarily the result of the $146.8 million increase in the carrying value upon the adoption of fresh-start reporting as of January 1, 2003. The customer lists relate solely to

Back to Index

Cablecom and, as discussed in more detail in Note 3, Cablecom will not be owned by the Company, nor included in the Company’s balance sheet, in the near future.

The estimated amortization expense for customer lists is approximately $9.7 million per year, for each of the next five years.

9.	Investments in and Loans to Affiliates – Reorganized Company

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

The Company’s investments in and loans to affiliates are as follows:

June 30, 2003

(in millions)
Total equity investments	$13.1
Total cost investments	7.9

Total	$$21.0

The following is a description of the Company’s major investments, listed by subsidiary:

Premium TV Limited

Premium TV, a wholly-owned subsidiary of Parc Holdings, is obliged to provide funding of up to approximately £29 million ($48.6 million), at June 30, 2003, to fund various of its joint venture and other contractual interests. Of this amount, the payment of approximately £17 million ($27.5 million) has been guaranteed by Parc Holdings. If Premium TV fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV and, in respect of the guaranteed amounts, Parc Holdings, may be sued for non- payment. As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV’s interest in the relevant joint venture at a third party appraisal valuation. Premium TV is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV, Premium TV may seek to discontinue these joint ventures and terminate their activities.

On September 24, 2002, Premium TV, Parc Holdings and Old NTL agreed to vary the terms of the long-term joint venture (referred to as the Football League Joint Venture) between Premium TV and the Football League Limited. Under the terms of the variation, upon the payment of arrears of rights fees by Premium TV, the Football League Limited agreed to release Premium TV from its obligation to fund the payment of any further rights fees to the Football League Limited’s member teams and its obligation to

Back to Index

provide working capital funding to the Football League Joint Venture. The Football League Limited also agreed to release Parc Holdings from its guarantee of Premium TV’s obligations and to release Old NTL from the related undertaking. In return, Premium TV agreed to waive repayment of loan capital by the Football League Joint Venture and to provide certain ongoing services to the Football League Joint Venture free of charge for an initial period. Parc Holdings deposited £10.33 million into a designated single purpose account for use by Premium TV to finance the provision of such services. Premium TV and the Football League Limited also agreed to new terms relating to the distribution of revenues generated by the Football League Joint Venture. The remaining balance in the account at June 30, 2003 was £5.75 million (and £8.88 million at December 31, 2002) and is included in “Other Assets” in the accompanying consolidated balance sheet.

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

Two Way TV Limited

The Company has an equity interest of approximately 38.5% in Two Way TV Limited. Two Way TV is a UK market leader in interactive and enhanced television. Enhanced television allows viewers to participate in popular games, sporting events and reality television programs. Viewers can vote, guess answers and compete with studio contestants by using a remote control device for the set top box in all digital delivery platforms.

Two Way TV has three product lines: eTV applications for broadcasters, eTV technology licensing and support services for networks and a 24-hour games channel which carries Two Way TV proprietary games.

10.	Investments in and Loans to Affiliates – Predecessor Company

During 2002, in addition to the Company’s equity and cost investments at Premium TV and its investment in Two Way TV Limited (which are more fully described in Note 9), the Predecessor Company had investments in various companies and joint ventures which were also accounted for under either the equity method or the cost method. The Company’s additional equity investments (in 2002) included its 27% interest in Noos S.A., a French broadband company, which offers analog and digital cable television, high speed Internet and telephone services, its 50% interest in eKabel InvestCo, which owns 65% of iesy Hessen GmbH (“iesy”), the largest cable television network in the German province of Hessen, and its 34.01% interest in B2 Bredband AB (publ) (“B2”), a company based in Sweden, which provides access to a broadband network that provides transmission, both to and from the customer, at the same speed and at the same time.

During 2002, Old NTL’s share of Noos losses reduced the investment therein to zero. On the Effective Date, the Company released its 27.1% interest (the “Noos Interest”) in Suez Lyonnaise Télécom (“Noos”) to France Telecom as part of a compromise and settlement under the terms of the Plan. Pursuant to the

Back to Index

terms of the Plan, the Noos Interest was released to France Telecom in exchange for (i) the cancellation of the shares of Variable Coupon Redeemable Preferred Stock, Series A of Old NTL and shares of Fixed Coupon Redeemable Preferred Stock, Series A of Old NTL, (ii) the waiver by France Telecom of its rights to any distribution on account of its claims as a holder of Old NTL and Parc Holdings 5% convertible subordinated notes, (iii) the release by France Telecom of any contingent payments due to France Telecom pursuant to the 1G Protocol and Convention Agreement, dated May 6, 1999 (the “1G Franchises”) and the transfer of the 1G Franchises by Old NTL to Noos, and (iv) a $25 million payment by France Telecom to the Company on the Effective Date.

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

B2 Bredband AB (publ)

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

Back to Index

The Predecessor Company’s investments in and loans to affiliates are as follows:

	December 31, 2002		June 30, 2002
	Ownership	Balance	Ownership	Balance

	(in millions)
Noos	27.00%	$—	27.00%	$18.1
B2	34.01%	—	34.01%	76.0
Iesy	32.50%	—	32.50%	49.6
Others		4.7		56.0

Total equity investments		4.7		199.7
Total cost investments		8.3		7.6

Total		$13.0		$207.3

The Predecessor Company had reclassified $18.3 million of credit balances to “Other Long-Term Liabilities,” (at December 31, 2002) which related to investments where the Company has funding commitments and losses to date, which have exceeded the Company’s investment.

11.	Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

	June 30, 2003	December 31, 2002
	Reorganized Company	Predecessor Company

	(unaudited)
	(in millions)
Account payable	$—	$0.3
Interest payable	—	30.4
Dividends payable	—	109.9
Accrued expenses	—	0.2
Redeemable preferred stock:
Cumulative Convertible Preferred Stock	—	2,077.3
Variable Coupon Redeemable Preferred Stock	—	484.2
6.5% Redeemable Preferred Stock	—	98.4
13% Senior Redeemable Exchangeable Preferred Stock	—	193.4
Long term debt:
NTL Europe, Inc.:
5¾% Convertible Subordinated Notes	—	100.0
NTL Delaware, Inc.:
5¾% Convertible Subordinated Notes	—	1,200.0

Total	$—	$4,294.1

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding preferred stock of the Company and long-term debt of the Company and Parc Holdings was cancelled.

12.	Long-Term Debt

Long-term debt, exclusive of amounts subject to compromise, consisted of:

	June 30, 2003	December 31, 2002
	Reorganized Company	Predecessor Company
	(in millions)
Cablecom:
Term Loan Facility	$2,014.3	$1,951.8
Revolving Facility	787.1	762.7
Other	5.0	4.8

	2,806.4	2,719.3
Less: Fair value adjustment	(1,341.8)	—
Plus: Debt Accretion to June 30, 2003	1,345.0	—

	2,809.6	—
Less current portion	(2,809.6)	(2,719.3)

	$—	$—

Back to Index

Under the provisions of Fresh Start Accounting, the Reorganized Company recorded the Cablecom debt at its estimated fair value, resulting in a gain on January 1, 2003 of $1,341.8 million. Substantially all of Cablecom’s debt was due on April 30, 2003 (although subsequent extensions granted by Cablecom’s lenders have delayed the maturity date to October 31, 2003). During 2003, the Reorganized Company was required to accrete Cablecom’s outstanding debt back to its full face value at its maturity date (April 30, 2003). Therefore, during the first six months of 2003, the Reorganized Company charged Interest Expense for approximately $1,345.0 million to reflect the accreted value of the Cablecom debt at June 30, 2003.

In March 2000, Cablecom borrowed CHF 2,700.0 million ($1,951.8 million) at December 31, 2002 under its term loan facility in connection with the acquisition of the Cablecom business. Interest is payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment. The effective interest rate was 3.51% at December 31, 2002. Although the term loan facility was originally scheduled to mature on April 30, 2003, upon the request of Cablecom, the maturity date has been extended to October 31, 2003.

Cablecom had the option to draw on a revolving facility of up to an additional CHF 1,400 million. The amount available had been capped at CHF 1,055 million although the availability may be increased with the consent of the requisite majority of the lenders. At December 31, 2002, Cablecom had borrowed CHF 1,055.0 million ($762.7 million) and Cablecom has subsequently borrowed an additional CHF 37 million for accrued interest payments. Interest is payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment. The effective rate of interest was 3.71% at December 31, 2002. The unused portion of the commitment is subject to a commitment fee of 0.75% payable quarterly, which is reduced to 0.50% when over 50% of the commitment is utilized. Although the revolving facility was originally scheduled to mature on April 30, 2003, upon the request of Cablecom, the maturity date has been extended to October 31, 2003.

As described in more detail in Note 16, Cablecom does not have sufficient resources to satisfy these bank obligations. In addition, Cablecom and certain of its subsidiaries are “overindebted” under Swiss law and, accordingly, may be required to file for insolvency proceedings in Switzerland. Cablecom and its lenders have been involved in ongoing discussions regarding a complete financial restructuring of Cablecom which will, among other things, reduce the amount of bank debt outstanding, extend the maturity date thereof and resolve the Swiss overindebtedness issue. The proposed restructuring is subject to various closing conditions, including the negotiation, completion and execution of definitive documentation. Cablecom’s lenders have also agreed to a moratorium on the payment of interest and commitment commission accruing between May 30, 2003 and the date on which Cablecom’s credit agreement is restated as part of the financial restructuring (when a portion of the accrued amounts will be added to the principal amount of the facility). If Cablecom is subject to an insolvency proceeding before its credit agreement is restated, Cablecom’s lenders have agreed to waive such interest and commitment commission.

In the event that the proposed restructuring is completed, the Company expects that its remaining interest in Cablecom will be acquired for an amount not in excess of $15 million. If such proposed restructuring is unsuccessful, the Company expects to be deprived of all its ownership interest in Cablecom. Accordingly, the Company anticipates that, in the near future, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations. In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends or distributions have ever been or will be made by Cablecom to the Company. Further, the lenders under Cablecom’s credit facility have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

Back to Index

13.	Mandatorily Redeemable Preferred Stock

The Company’s charter authorizes the issuance of 8,000,000 shares of 10% Fixed Coupon Redeemable Preferred Stock, par value $0.01 per share. Approximately 7,364,000 shares of the Preferred Stock were issued and outstanding on the Effective Date of the Plan prior to the redemption of $25 million of liquidation preference of the Preferred Stock pursuant to the Plan. Immediately after such redemption, approximately $343 million of liquidation preference of the Preferred Stock remains outstanding (plus an additional approximate $17.2 million of accrued and unpaid dividends as of June 30, 2003), which is equal to 6,864,000 shares of Preferred Stock. The redemption date of such mandatorily redeemable preferred stock is January 10, 2023.

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

14.	Comprehensive Loss

The Company’s comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	Reorganized Company	Predecessor Company	Reorganized Company	Predecessor Company

	(in millions of dollars)
Net loss for the period	$(390.5)	$(556.1)	$(1,427.9)	$(1,162.0)
Currency translation adjustments	13.6	362.8	3.5	(754.6)
Unrealized gain (loss) on investments	—	(2.1)	—	(17.1)
Unrealized gain (loss) on derivatives	2.6	(7.3)	0.2	(23.4)

	$(374.3)	$(202.7)	$(1,424.0)	$(1,957.1)

Back to Index

15.	Related Party Transactions

On June 23, 2003, the Company’s board held a meeting in which they discussed the exploration of a going private transaction and the formation of a special committee to consider alternatives in a going private transaction. By action taken by unanimous written consent on June 23, 2003, the board established a special committee with Michael Cochran, a member of the board, as its sole, independent member. The board charged the special committee with reviewing, considering, investigating, evaluating, negotiating and recommending action to the entire board with respect to one or more possible going private transactions. By July 1, 2003, the special committee had retained its own legal counsel, McKenna Long & Aldridge LLP, and financial advisor, Morgan Joseph & Co. Inc., to advise it in connection with its duties. Since March 2003, Sean Mathis, a director of the Company, has been affiliated with Morgan Joseph & Co. Inc. Mr. Cochran has advised the Company that, effective September 15, 2003, he will become Of Counsel to McKenna Long & Aldridge LLP.

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

In addition, under the Transitional Services Agreement, New NTL provided the services of five of its employees (two of which provided services as of June 30, 2003) to the Company seconded on a full-time basis for a period of up to two years (at the Company’s option) and permits the Company and its group of companies to continue to use the “NTL” name for a period of up to one year, in the case of NTL Europe, and three years, in the case of certain other of its subsidiaries.

The Company pays New NTL pre-determined charges set out in the Transitional Services Agreement in respect of the services provided by New NTL and its subsidiaries under the agreement based on the amount of time spent by the relevant personnel in carrying out such work.

On September 28, 2001, NTL Communications Corp. loaned Old NTL $150.0 million in cash and received 15.0% Promissory Notes due September 30, 2004. Interest was payable monthly in cash at a rate of 15.0% per annum beginning on October 31, 2001. Upon emergence from Chapter 11 reorganization and in accordance with the Plan, these notes were cancelled.

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

Back to Index

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

16.	Commitments and Contingent Liabilities

The Company is involved in certain disputes and litigation arising in the ordinary course of its business. With the possible exception of the specific items discussed below, none of the matters are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Back to Index

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

B2 Bredband AB (publ)

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

Cablecom

Cablecom is the principal borrower under an amended and restated credit agreement dated as of April 30, 2002 and effective as of May 2, 2002. Under the credit agreement, Cablecom and one of its subsidiaries are indebted in an amount of approximately CHF 3,792 million (which includes recent accrued interest payments). Although the credit facility was originally scheduled to mature on April 30, 2003, upon the request of Cablecom, the maturity date has been extended to October 31, 2003. In addition, Cablecom has been notified by the lenders that it is in default under the credit agreement. Accordingly, the lenders could seek to accelerate the maturity of the credit facility at any time.

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

Back to Index

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

In the event that the proposed restructuring is completed, the Company expects that its remaining interest in Cablecom will be acquired for an amount not in excess of $15 million. If such proposed restructuring is unsuccessful, the Company expects to be deprived of all its ownership interest in Cablecom. Accordingly, the Company anticipates that, in the near future, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations. In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends or distributions have ever been or will be made by Cablecom to the Company. Further, the lenders under Cablecom’s credit facility have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

Owl Creek

On May 1, 2003, Owl Creek Asset Management, L.P., one of Old NTL’s creditors, filed an amended complaint against CRT Capital Group LLC, New NTL and the Company in U.S. Bankruptcy Court for the Southern District of New York. The amended complaint concerns certain “when-issued” trades of New NTL’s common stock made by Owl Creek with CRT prior to a subsequent modification of Old NTL’s plan of reorganization. Under the modified plan, Old NTL’s creditors were entitled to receive only one-fourth the number of shares of New NTL common stock contemplated prior to the modification. Therefore, certain holders of New NTL common stock sold more stock on the “when-issued” market than they ultimately received under the amended plan. On January 16, 2003, the bankruptcy court entered an order providing that sellers of New NTL’s common stock on the “when-issued” market may settle such trades by reducing the number of shares traded in each such transaction by 25% and increasing the per

Back to Index

share purchase price for such shares by 400%. The order provided that buyers in such trades were required to accept such a settlement, but the order was dissolved on February 5, 2003. In addition to its claims against CRT, Owl Creek has asserted claims against New NTL and the Company for breach of fiduciary duty, gross negligence, breach of contract, promissory estoppel, contribution and indemnification, alleging that Old NTL’s creditors should have been better informed of the changes to New NTL’s common stock under the plan. Owl Creek has subsequently voluntarily dismissed its complaint against the Company without prejudice to recommencement in state court where related litigation against other parties is pending.

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

17.	Subsequent Events

On September 11, 2003, the Company’s Board of Directors approved a semi-annual dividend of $2.50 per share on the Preferred Stock. The Company has approximately 6,864,000 shares of preferred stock outstanding, so the aggregate dividend will be approximately $17,160,000. The record date of the dividend on the preferred stock will be September 30, 2003 and the payment date will be October 15, 2003. However, there is no requirement under our charter to pay any future dividends on our Preferred Stock and there is no assurance that we will pay any such future dividends.

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

Our most significant holdings are currently being restructured and we will be reviewing all of our holdings to determine the most appropriate course of action. Our board of directors and management are exploring the strategic and financial alternatives available to us. Some alternatives may include, among others, our restructuring around one or more of our existing business units, a sale of assets, a going private transaction or the ultimate liquidation and winding up of our operations and the distribution of available proceeds to our stockholders. In this regard, our board established a special committee with Michael Cochran, a member of the board, as its sole, independent member to review, consider, investigate, evaluate, negotiate and recommend action to the entire board with respect to one or more possible going private transactions.

We may not receive any proceeds from any of these transactions after the payment of outstanding debt that some of these companies may owe and any fees and expenses incurred in connection with these transactions. See, in particular, “Risk Factors – Risk Factors Relating to Cablecom.” To the extent we receive cash proceeds from any asset sale we or our subsidiaries complete, the 10% Fixed Coupon Redeemable Preferred Stock, Series A, par value $0.01 per share (with a $50.00 liquidation preference per share) (the “Preferred Stock”) will be entitled to mandatory redemption in a like amount, subject to some limited exceptions set forth in our charter, until all shares of the Preferred Stock (having an aggregate of $343 million in liquidation preference plus an additional approximate $17.2 million of accrued and unpaid dividends as of June 30, 2003) have been redeemed. Given the liquidation preference on the Preferred Stock and

Back to Index

the anticipated value of our assets, it is unlikely that any such liquidation will generate any proceeds or distributions to the holders of our common stock.

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

Cablecom has approximately CHF 3,792 million in bank debt (which includes recently accrued interest payments) that matured on April 30, 2003. Cablecom’s lenders have extended such due date until October 31, 2003. However, Cablecom has insufficient resources to satisfy such obligation. In addition, Cablecom and certain of its subsidiaries are “overindebted” under Swiss law and, accordingly, may be required to file for insolvency proceedings in Switzerland. Cablecom and its lenders have been in discussions regarding a complete financial restructuring of Cablecom and, on June 19, 2003, Cablecom’s board of directors had been advised that 100% of its lenders and other holders of economic interests in Cablecom’s bank debt have agreed upon the principal terms and parameters for the restructuring of that debt.

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

The proposed restructuring is subject to various closing conditions, including the negotiation, completion and execution of definitive documentation. Cablecom’s lenders have also agreed to a moratorium on the payment of interest and commitment commission accruing between May 30, 2003 and the date on which Cablecom’s credit agreement is restated as part of the financial restructuring (when a portion of the accrued amounts will be added to the principal amount of the facility). If Cablecom is subject to an insolvency proceeding before its credit agreement is restated, Cablecom’s lenders have agreed to waive such interest and commitment commission. In the event that the proposed restructuring is completed, we expect that our remaining interest in Cablecom will be acquired for an amount not in excess of $15 million. If such proposed restructuring is unsuccessful, we expect to be deprived of all our

Back to Index

ownership interest in Cablecom. Accordingly, we anticipate that, in the near future, the results of Cablecom will no longer be reported as part of our consolidated results of operations. In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends or distributions have ever been or will be made by Cablecom to us. Further, the lenders under Cablecom’s credit facility have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of our subsidiaries which hold, directly or indirectly, the shares of the Cablecom group. As a result, our financial statements which include the assets and results of Cablecom may not necessarily reflect our results of operations, financial position and cash flows in the future.

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

•
Our determination of the treatment of contingent liabilities in the financial statements is based on a view of the expected outcome of the applicable contingency. We consult legal counsel on matters related to litigation. We also consult with experts both within and outside our company with respect to other matters that arise in the ordinary course of business. Examples of such matters that are based on assumptions, judgments and estimates are the amount to be paid to terminate certain agreements and the amounts to be paid to settle certain other liabilities. A liability is accrued if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable.

•	We review long-lived assets and goodwill for impairment as described in the Notes to Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended

Back to Index

December 31, 2002. We obtained a valuation to assist with the determination of the fair value of long-lived assets and goodwill. In analyzing potential impairments, projections of future cash flows from the asset are used. The projections are based on assumptions, judgments and estimates of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values. Changes to these variables in the future may necessitate impairment charges to reduce the carrying value to fair value.

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

For the Three Months Ended June 30, 2003, as Compared to the Comparable Second Quarter of 2002.

Revenue, for the three months ended June 30, 2003, increased 22.4 percent to $122.7 million from $100.2 million in 2002. The increase in revenue is primarily due to the effect of the strength of the Swiss Franc against the U.S. dollar for the quarter presented, as well as increases in television subscribers, broadband revenues and business systems customers, at our Cablecom unit, which more than offset the effects of reduced revenues at Premium TV. Revenue from our other businesses also reflected growth in the comparable period but only account for approximately two percent of our consolidated revenue for the current quarter. Premium TV’s revenues, in local currency, decreased by approximately 50 percent and reflected the loss of ITV Digital’s programming revenue for British Eurosport (when ITV Digital filed for bankruptcy), and reductions in the stream of revenue due to a change in its agreement with the Football League (which altered various terms of the financial aspects of the joint venture with the league). During the quarters ended June 30, 2003 and 2002, Cablecom accounted for 95 percent and 85 percent, respectively, of our consolidated revenue.

Operating expenses (excluding depreciation, which is discussed below) totaled $46.7 million for the second quarter of 2003, and reflected an increase of $8.7 million (or 22.9 percent) over the amount reported for the three months ended June 30, 2002. In local currency, Cablecom reported an 8.4 percent increase in its operating expenses, due to its support of its increased revenue. Cablecom’s operating expenses as a percentage of its revenue, in local currency, decreased to 36.6 percent for the second quarter of 2003 from 37.4 percent for last year’s second quarter. Premium TV’s operating expenses decreased (in both local currency and U.S. dollars) as a result of staffing cutbacks and the reduction in media rights charges as rights contracts expired. During the three months ended June 30, 2003 and 2002, Cablecom accounted for 91 percent and 85 percent, respectively, of our consolidated operating expenses.

Selling, general and administrative expenses decreased by $11.3 million during the second quarter of 2003 over the amount reported for the three months ended June 30, 2002. In local currency,

Back to Index

Cablecom’s selling, general and administrative expenses as a percent of sales increased to 30.0 percent in the second quarter of 2003 from 25.4 percent for the prior year’s comparable quarter. This increase was required to support its additional revenue base. Premium TV reported a significant decrease in selling, general and administrative expenses reflecting Premium TV’s cost reduction program during 2002.

Premium TV recorded an asset impairment charge of approximately $12.9 million during the second quarter of 2002, reflecting the write down of various long-term assets. There was no such charge for the three months ended June 30, 2003.

Other charges totaled $2.4 million in the second quarter of 2002 and related to the information technology integration program at Cablecom, which was substantially completed during the first quarter of 2003.

Corporate expenses totaled $4.5 million for the three months ended June 30, 2003, which reflects a modest increase from the $4.3 million reported in the comparable 2002 quarter.

Depreciation expense for the second quarter of the year totaled $46.7 million, which is approximately $2.3 million lower than last year’s second quarter amount of $49.0 million. However, in local currency, Cablecom’s depreciation for the second quarter of the year reflected a reduction of approximately four percent due to the adoption of “Fresh Start Accounting” and the related reduction in the carrying value of Cablecom’s depreciable fixed assets.

Amortization expense during the second quarter of 2003 decreased by 84 percent to $3.0 million from $18.9 million for the second quarter of the prior year. The decrease is due to the change in the amount of and amortizable life of the value of the customer lists at Cablecom due to the adoption of “Fresh Start Accounting” at our Cablecom unit.

Interest income and other income and expense, net was $2.1 million of net income for the three months ended June 30, 2003, reflecting a change of $5.5 million from the $3.4 million of net expense reported for last year’s second quarter. The change is due to a reduction in losses recorded on our investments carried on the cost basis of accounting and a reduction in other expenses.

Interest expense for the second quarter of the year is comprised of two elements. One relates to the normal interest expense incurred during the second quarter of the year on the Company’s face value of its outstanding debt, and amounted to $24.9 million. The second element of the interest expense figure, for the three months ended June 30, 2003, relates to the accretion (during the second quarter) on the Cablecom debt. Under the provisions of Fresh Start Accounting, the Company recorded the Cablecom debt at its estimated fair value, resulting in a gain on the write-down of Cablecom’s outstanding debt on January 1, 2003 of $1,341.8 million. Substantially all of Cablecom’s debt was due on April 30, 2003 (although subsequent extensions granted to Cablecom by its lenders have delayed the maturity date to October 31, 2003). During the first four months of 2003, the Company was required to accrete Cablecom’s outstanding debt back to its full face value at its original maturity date (April 30, 2003). Therefore, during the first quarter of 2003, the Company charged interest expense for approximately $1,006.6 million to reflect the accreted value of the Cablecom debt at March 31, 2003, with the balance of the accretion recorded during the month of April 2003. Interest expense for the three months ended June 30, 2002 totaled $39.1 million. This compares to the current year’s interest expense of $24.9 million (prior to the accretion of the Cablecom debt to its face value, as discussed above). This reduction primarily reflects the interest expense recorded during a portion of the second quarter of 2002 on the Predecessor Company’s outstanding publicly traded notes which were subsequently cancelled (along with the outstanding interest payment obligations) upon the effective date of the bankruptcy plan. The decrease also reflected lower interest rates on the Cablecom credit facility during the periods presented.

Back to Index

Share of losses from equity investments totaled $1.3 million during the second quarter of 2003, as compared to $37.5 million in the comparable 2002 quarter. The losses during the second quarter of 2002 primarily related to the Predecessor Company’s investments in B2 and Noos, which were substantially written off by December 31, 2002.

Foreign currency transaction gains (losses) was a gain of $0.1 million for the three months ended June 30, 2003 as compared to a (net) gain of $2.2 million in 2002. The change is primarily due to the effect of changes in exchange rates on receivables denominated in non-U.S. dollar currencies held by subsidiaries whose functional currency is the U.S. dollar.

There were no charges for recapitalization items, net in the second quarter of the year versus a charge of $8.0 million for the comparable quarter in the prior year.

We reported an income tax expense of $0.6 million for the second quarter of 2003, versus a tax benefit of $14.7 million in last year’s second quarter. This change is primarily attributable to a reduction in the amount of tax benefit recognized for the current year losses, to the extent such losses would not reduce existing deferred tax liabilities.

Loss from discontinued operations totaled $408.4 million (net of income tax benefits of $6.3 million) in the second quarter of 2002. Losses from discontinued operations included NTL Communications Corp. and subsidiaries, NTL Australia and Rediffusion (a subsidiary of Cablecom).

For the Six Months Ended June 30, 2003, as Compared to the Comparable Period of 2002.

Revenue, for the first six months of 2003, increased 28.3 percent to $242.3 million from $188.8 million in 2002. The increase in revenue is primarily due to the effect of the strength of the Swiss Franc against the U.S. dollar for the period presented, as well as, increases in television subscribers, broadband revenues and business systems customers, at our Cablecom unit, which more than offset the effects of reduced revenues at Premium TV. Revenue from our other businesses also reflected growth in the comparable period but only account for approximately two percent of our consolidated revenue for the current quarter. Premium TV’s revenues, in local currency, decreased by approximately 50 percent and reflected the loss of ITV Digital’s programming revenue for British Eurosport (when ITV Digital filed for bankruptcy), and reductions in the stream of revenue due to a change in its agreement with the Football League (which altered various terms of the financial aspects of the joint venture with the league). During the first six months of 2003 and 2002, Cablecom accounted for 95 percent and 89 percent, respectively, of our consolidated revenue.

Operating expenses (excluding depreciation, which is discussed below) totaled $90.9 million for the first half of 2003, and reflected an increase of $8.7 million (or 10.6 percent) over the amount reported for the first six months of 2002. In local currency, Cablecom’s operating expenses for the first six months of the year, approximated the amount reported for the first half of 2002. This is the result of cost reduction programs offsetting the increased costs required to support its increased revenue. Cablecom’s operating expenses as a percentage of its revenue, in local currency, decreased to 35.7 percent for the first half of 2003 from 40.0 percent for the first six months of 2002. Premium TV’s operating expenses decreased (in both local currency and U.S. dollars) as a result of staffing cutbacks and the reduction in media rights charges as rights contracts expired. During the six months ended June 30, 2003 and 2002, Cablecom accounted for 90 percent and 81 percent, respectively, of our consolidated operating expenses.

Selling, general and administrative expenses decreased by $2.0 million during the first half of 2003 over the amount reported for the six months ended June 30, 2002. In local currency, Cablecom’s selling, general and administrative expenses as a percent of sales increased to 28.1 percent in 2003 from 24.1 percent for the prior year’s six months ended June 30, 2002. This increase was required to support its addition sales volume. Premium TV reported a significant decrease in selling, general and administrative expenses reflecting Premium TV’s cost reduction program during 2002.

Back to Index

Premium TV recorded an asset impairment charge of approximately $12.9 million during the first half of 2002, reflecting the write down of various long-term assets. There was no such charge for the six months ended June 30, 2003.

Other charges totaled $3.6 million for the first six months of 2003 and approximated last year’s charge of $3.4 million for the comparable period. These charges related to the information technology integration program at Cablecom, which was substantially completed during the first quarter of 2003.

Corporate expenses totaled $9.2 million for the six months ended June 30, 2003, as compared to $11.2 million for the first six months of the prior year. The decrease in corporate expenses for the period reflects a general decrease in corporate spending due to a reduction of staff and spending for legal, accounting and professional fees, during the comparable periods.

Depreciation expense for the first six months of the year totaled $92.4 million, which is approximately $2.5 million lower than last year’s six month total of $94.9 million. However, in local currency, Cablecom’s depreciation for the period reflected a reduction of approximately four percent due to the adoption of “Fresh Start Accounting” and the related reduction in the carrying value of Cablecom’s depreciable fixed assets.

Amortization expense for the six months ended June 30, 2003 decreased by 85 percent to $5.5 million from $36.7 million for the comparable 2002 period. The decrease is due to the change in the amount of and amortizable life of the value of the customer lists at Cablecom due to the adoption of “Fresh Start Accounting” at our Cablecom unit.

Interest income and other income and expense, net was $2.0 million of net income for the six months ended June 30, 2003, reflecting a reduction of $5.9 million from the amount reported for the first six months of 2002. The change is due to a reduction in interest income and losses recorded on our investments carried on the cost basis of accounting and a reduction in expenses of a miscellaneous nature.

Interest expense for the first six months of the year is comprised of two elements. One relates to the normal interest expense incurred during the period on the Company’s face value of its outstanding debt, and amounted to $53.5 million. The second element of the interest expense figure, for the six months ended June 30, 2003, relates to the accretion on the Cablecom debt. Under the provisions of Fresh Start Accounting, the Company recorded the Cablecom debt at its estimated fair value, resulting in a gain on the write-down of Cablecom’s outstanding debt on January 1, 2003 of $1,341.8 million. Substantially all of Cablecom’s debt was due on April 30, 2003 (although subsequent extensions granted to Cablecom by its lenders have delayed the maturity date to October 31, 2003). During the first four months of 2003, the Company was required to accrete Cablecom’s outstanding debt back to its full face value at its original maturity date (April 30, 2003). Therefore, during the first six months of 2003, the Company charged interest expense for approximately $1,341.8 million to reflect the accreted value of the Cablecom debt at April 30, 2003. Interest expense for the six months ended June 30, 2002 totaled $86.0 million. This compares to the current year’s interest expense of $53.5 million (prior to the accretion of the Cablecom debt to its face value, as discussed above). This reduction primarily reflects the interest expense recorded during 2002 on the Predecessor Company’s outstanding publicly traded notes which were subsequently cancelled (along with the outstanding interest payment obligations) upon the effective date of the bankruptcy plan. The decrease also reflected lower interest rates on the Cablecom credit facility during the periods presented.

Share of losses from equity investments totaled $1.7 million for the first six months of 2003, as compared to $86.7 million for the comparable 2002 period. The losses during 2002 primarily related to the Predecessor Company’s investments in B2 and Noos, which were substantially written off by December 31, 2002.

Back to Index

Foreign currency transaction gains (losses) was a gain of $0.6 million for the six months ended June 30, 2003 as compared to a (net) gain of $2.2 million in 2002. The change is primarily due to the effect of changes in exchange rates on receivables denominated in non-U.S. dollar currencies held by subsidiaries whose functional currency is the U.S. dollar.

There were no charges for recapitalization items, net during the first six months of the current year, versus charges of $21.7 million for the comparable period in the prior year.

We reported an income tax provision of $1.3 million for the first six months of 2003, versus a tax benefit of $25.5 million for the six months ended June 30, 2002. This change is primarily attributable to a reduction in the amount of tax benefit recognized for the current year losses, to the extent such losses would not reduce existing deferred tax liabilities.

Loss from discontinued operations totaled $878.9 million (net of income tax benefits of $18.8 million) for the first six months of 2002. Losses from discontinued operations included NTL Communications Corp. and subsidiaries, NTL Australia and Rediffusion (a subsidiary of Cablecom).

Liquidity and Capital Resources

We emerged from bankruptcy on January 10, 2003, at which time, as part of the reorganization plan, all of our secured debt, common stock and preferred stock was cancelled and new common stock and Preferred Stock was issued. Further, upon the consummation of the reorganization plan (after taking into account the redemption for cash of $25 million of our Preferred stock), we had approximately $63 million in cash and our subsidiaries (other than Cablecom) had an additional amount of approximately $11 million in cash. As of June 30, 2003, we had approximately $57.3 million in cash and our subsidiaries (other than Cablecom) had an additional amount of approximately $10 million in cash.

We are primarily a holding company for the stock of our subsidiaries, with no material independent source of cash proceeds. During 2003, we do not anticipate receiving any material cash proceeds from our subsidiaries’ operating activities. Accordingly, we expect to fund our operations primarily out of our cash of approximately $57.3 million ($17.2 million of which will be paid as a dividend on our Preferred Stock on October 15, 2003) and our subsidiaries’ (other than Cablecom) cash of approximately $11 million remaining after the consummation of the reorganization plan. During 2003, we do not anticipate borrowing any material amount of funds and we do not expect to issue any of our securities for cash. Further, during 2003, we do not anticipate any material capital expenditures.

We expect to either complete a restructuring of the debt and equity of Cablecom, in the near future, which is expected to result in the acquisition of our interest in Cablecom or a dilution of our ownership interest to less then five percent or, if this restructuring is not successful, to file for the insolvency of Cablecom in Switzerland, which would result in our having no remaining ownership in Cablecom. In either of these events, the lenders under Cablecom’s credit facility would have no legal recourse to any assets of the NTL Europe group, other than to the shares of Cablecom, certain assets of the Cablecom group and certain assets of our subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

In the event that the proposed restructuring is completed, the Company expects that its remaining interest in Cablecom will be acquired for an amount not in excess of $15 million. If such proposed restructuring is unsuccessful, the Company expects to be deprived of all its ownership interest in Cablecom. Accordingly, the Company anticipates that, in the near future, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations. In that regard, it should also be noted that, in accordance with the terms of the existing Cablecom credit agreement, no dividends or distributions have ever been or will be made by Cablecom to the Company. Further, the lenders under Cablecom’s credit facility have no legal recourse to any assets of the NTL Europe group, other than to the

Back to Index

shares of Cablecom, certain assets of the Cablecom group and certain assets of the Company’s subsidiaries which hold, directly or indirectly, the shares of the Cablecom group.

Our management and board are exploring strategic and financial alternatives available to us, including our possible liquidation, a going private transaction and the sale of our remaining assets. In this regard, our board established a special committee with Michael Cochran, a member of the board, as its sole, independent member to review, consider, investigate, evaluate, negotiate and recommend action to the entire board with respect to one or more possible going private transactions. During 2003, our primary expenses are expected to consist of operating expenses, including salaries, professional fees, insurance and severance costs, as well as certain funding obligations to certain of our subsidiaries of approximately $13.5 million (but not including certain guarantees to our subsidiaries in the aggregate amount of approximately £4.2 million). (See Note 16 - “Commitments and Contingencies”). Further, after reserving for certain contingent liabilities, to the extent we have remaining funds legally available, we intend to pay dividends on or redeem shares of our Preferred Stock. In this regard, on September 11, 2003, our Board of Directors approved a semi-annual dividend of $2.50 per share on the Preferred Stock. However, there is no requirement under our charter to pay any future dividends on our Preferred Stock and there is no assurance that we will pay any such future dividends. (See Note 17 – “Subsequent Events.”) The liquidation preference of Preferred Stock aggregates $343 million plus an additional approximate $17.2 million of accrued and unpaid dividends as of June 30, 2003. In addition, our Preferred Stock is also entitled to mandatory redemption out of the net proceeds of any asset sale for cash that we or our subsidiaries complete, subject to some limited exceptions set forth in our charter. Accordingly, it is highly unlikely that common shareholders will ever receive any distribution related to their shares.

We believe that our existing cash and cash equivalents will be sufficient to support our expected operations and fund our capital commitments through at least July 1, 2004, which, as previously noted, will exclude Cablecom.

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about our contractual obligations as of June 30, 2003, as adjusted to give effect to our emergence from Chapter 11 reorganization, and the periods in which payments are due. The following table includes Cablecom which, as discussed elsewhere in the Form 10-Q, is not expected to be included in our consolidated results in the near future. Cablecom’s total long-term debt, operating lease commitments and unconditional purchase obligations, included in the table below, were $2,809.3 million, $31.5 million and $60.6 million, respectively.

Back to Index

		Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations	Total

	(dollars in millions)
Long-Term Debt	$2,809.3	$2,809.3	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	33.8	5.0	11.5	10.8	6.5
Unconditional Purchase Obligations	91.4	34.6	25.7	3.0	28.1
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$2,934.5	$2,848.9	$37.2	$13.8	$34.6

The following table includes aggregate information about our commercial commitments as of June 30, 2003. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet. Cablecom had no other commercial commitments outstanding at June 30, 2003.

Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

(dollars in millions)
Guarantees	$—	$—	$—	$—	$—
Lines of Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	24.8	3.3	16.5	5.0	—

Total Commercial Commitments	$24.8	$3.3	$16.5	$45.0	$—

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments. The Company has evaluated its 10% mandatorily redeemable preferred stock and determined that it meets the definition of a liability as set forth in SFAS No. 150 because it is mandatorily redeemable on a fixed date. Accordingly, as of July 1, 2003, the Company will record the mandatorily redeemable preferred stock as debt, and accrete as interest expense the difference between such amount and the amount that will be payable on the redemption date, January 10, 2023.

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

At June 30, 2003, Cablecom had zero cost collars, with a notional amount of CHF 1,200.0 million, to hedge exposure to the floating interest rate indebtedness incurred under the Cablecom term loan facility and revolving loan facility.

The following table provides information about our floating interest rate debt and derivative financial instruments that are sensitive to changes in interest rates as of June 30, 2003, and as adjusted to give effect to our emergence from Chapter 11 reorganization.

	Six Months Ending 12/31/03	Year Ending 12/31/04	Year Ending 12/31/05	Year Ending 12/31/06

Long-term Debt Including Current Portion
CHF
Variable Rate	CHF3,755.0
	Swiss LIBOR
Average Interest Rate	Plus 2.5%
Average Forward Exchange Rate	.6227

Interest Rate Derivative Instruments Related to Long-Term Debt
Interest Rate Swaps
Notional CHF Amount	CHF1,200.0	CHF1,200.0	—	—
Average Floor Strike Rate	3.27%	3.27%
Average Cap Strike Rate	5.15%	5.15%

	Year Ending 12/31/07	Thereafter	Total	Fair Value 6/30/03

Long-term Debt Including Current Portion
CHF
Variable Rate			CHF3,755.0	CHF3,755.0
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

We may not pay any future material dividends on our Preferred Stock which could negatively impact the market price of the Preferred Stock.

On September 12, 2003, we announced a semi-annual dividend of $2.50 per share on our Preferred Stock. We have approximately 6,864,000 shares of Preferred Stock outstanding so the aggregate dividend will be approximately $17,160,000. Since the announcement, the market price of our Preferred Stock has increased substantially. However, there is no requirement under our charter to pay any future dividends on our Preferred Stock and there is no assurance that we will pay any such future dividends. If we do not pay future dividends on our Preferred Stock, then the market price of our Preferred Stock will likely decrease.

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

Back to Index

Our Preferred Stock has a significant preference over our common stock which may result in our common stockholders having little value in their investment.

Our Preferred Stock has significant rights and preferences over our common stock. Our charter which governs the common stock and the Preferred Stock requires us to pay semi-annual dividends to holders of the Preferred Stock on a cumulative basis, and imposes limitations on the payment of dividends on the common stock. Furthermore, on the effective date and pursuant to the reorganization plan, we redeemed $25 million in aggregate liquidation preference of the Preferred Stock. Immediately following such redemption, approximately $343 million of aggregate liquidation preference of Preferred Stock remains outstanding (plus an additional approximate $17.2 million of accrued and unpaid dividends as of June 30, 2003). If we liquidate, holders of Preferred Stock would be entitled to payment of the liquidation preference and accrued and unpaid dividends in full before any distribution could be made to holders of common stock. If we liquidate, the holders of Preferred Stock may not receive the full amount of their liquidation preference and accrued and unpaid dividends, and it is likely that there would be no assets available for distribution to holders of common stock who would receive no recovery. Our Preferred Stock is also entitled to mandatory redemption out of the net proceeds of any asset sale for cash that we or our subsidiaries complete, subject to some limited exceptions set forth in the charter.

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

Back to Index

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

We have guaranteed the obligations of one of our subsidiaries, the exposure of which is currently in the aggregate amount of up to approximately £4.2 million. In addition, one of our wholly-owned subsidiaries, Parc Holdings, has guaranteed the obligations of certain of its subsidiaries and affiliated joint ventures, the exposure of which is currently in the aggregate amount of up to approximately £10.5 million. These guarantees arise under the performance of certain contracts by certain of our subsidiaries. As long as these subsidiaries continue to perform the services under these contracts, our financial obligations regarding these guarantees would be reduced. However, any call on these guarantees could substantially reduce our cash position and the cash position of our subsidiaries.

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

Cablecom is the principal borrower under an amended and restated credit agreement dated as of April 30, 2002 and effective as of May 2, 2002. Under the credit agreement, Cablecom and one of its subsidiaries are indebted in an amount of approximately CHF 3,792 million (which includes recently accrued interest payments). Although the credit facility was originally scheduled to mature on April 30,

Back to Index

2003, upon the request of Cablecom, the maturity date has been extended to October 31, 2003. Cablecom’s lenders have also agreed to a moratorium on the payment of interest and commitment commission accruing between May 30, 2003 and the date on which Cablecom’s credit agreement is restated as part of the financial restructuring (when a portion of the accrued amounts will be added to the principal amount of the facility). If Cablecom is subject to an insolvency proceeding before its credit agreement is restated, Cablecom’s lenders have agreed to waive such interest and commitment commission. In addition, Cablecom may currently be in default under the credit agreement. Accordingly, the lenders could seek to accelerate the maturity of the credit facility at any time.

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

Back to Index

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

Back to Index

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

Back to Index

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

The Owl Creek litigation (see Note 16 to our financial statement) has been subsequently voluntarily dismissed without prejudice to recommencement in state court where related litigation against other parties is pending.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

See “Risk Factors Related to Cablecom” and Note 16 to our financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the second quarter ended June 30, 2003.

Item 5.	Other Information.

On September 11, 2003, our board of directors approved a semi-annual dividend of $2.50 per share on our Preferred Stock. We have approximately 6,864,000 shares of Preferred Stock outstanding so the aggregate dividend will be approximately $17,160,000. The record date for the dividend on the Preferred Stock will be September 30, 2003 and the payment date will be October 15, 2003. However, there is no requirement under our charter to pay any future dividends on our Preferred Stock and there is no assurance that we will pay any such future dividends.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

4.6	Amendment No. 2 to Registration Rights Agreement, dated as of June 15, 2003, by and among NTL Europe, Inc., Appaloosa Management L.P. and Angelo Gordon & Co., L.P.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13-a14 and 15d-14.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Back to Index

(b)	Reports on Form 8-K.

(1)	Current Report on Form 8-K, filed April 30, 2003, announcing the status of Cablecom GmbH.

(2)	Current Report on Form 8-K, filed May 14, 2003, announcing the execution of the B2 settlement agreement.

(3)	Current Report on Form 8-K, filed June 19, 2003, announcing the issuance of a press release by Cablecom GmbH.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL EUROPE, INC.

Date: September 17, 2003	By:	/s/ JEFFREY A. BRODSKY
Jeffrey A. Brodsky, President and Chief Executive Officer

Date: September 17, 2003	By:	/s/ RICHARD A. SPOHN
Richard A. Spohn, Vice President, Chief Financial Officer and Chief Accounting Officer