Form 10-Q
period 2003-09-30
NTL EUROPE INC
filed 2003-11-19
CIK 1114937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003	Commission File Number 0-30673

NTL EUROPE, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4105887

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37 Purchase Street Rye, New York	10580

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (914) 921-1800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan by a court. YES ☒ NO ☐

Number of shares outstanding at November 5, 2003: 19,660,505 shares of Common Stock, par value $.01 per share.

NTL EUROPE, INC.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

NTL Europe, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in millions)

		December 31, 2002
	September 30, 2003	Predecessor Company
	Reorganized Company	(see note)

	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$126.7	$277.5
Marketable securities	–	17.3
Accounts receivable — trade, less allowance for doubtful accounts of $11.1 (2003) and $9.4 (2002)	50.1	243.4
Other	78.4	50.3
Discontinued operations	–	12,968.1

Total current assets	255.2	13,556.6
Fixed assets, net	1,164.3	1,682.1
Goodwill	–	218.7
Reorganization value in excess of amounts allocable to identifiable assets	226.5	–
Customer lists, net of accumulated amortization of $8.2 (2003) and $171.4 (2002)	211.3	62.8
Investments in and loans to affiliates, net	21.2	13.0
Deferred tax asset	91.5	195.3
Other assets, net of accumulated amortization of $62.4 (2002)	15.0	120.9

Total assets	$1,985.0	$15,849.4

NTL Europe, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets — continued
(amounts in millions)

		December 31, 2002
	September 30, 2003	Predecessor Company
	Reorganized Company	(see note)

	(unaudited)	(audited)
Liabilities and shareholders’ (deficiency)
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$49.1	$49.3
Accrued expenses and other	58.6	92.5
Interest payable	12.1	43.5
Dividends payable	17.2	–
Deferred revenue	88.4	235.6
Current portion of long-term debt	2,875.5	2,719.3
Discontinued operations (including liabilities subject to compromise of $10,157.8)	–	17,956.2

Total current liabilities	3,100.9	21,096.4
Mandatorily redeemable preferred stock – authorized 20.0 shares; issued and outstanding 6.9 shares, liquidation preference $351.8	102.1	–
Other	145.0	132.7
Deferred income taxes	135.7	226.0
Liabilities subject to compromise, including redeemable preferred stock	–	4,294.1
Commitments and contingent liabilities
Shareholders’ (deficiency):
Common stock — $.01 par value; authorized 60.0 shares; issued and outstanding 19.7 shares (2003); $.01 par value; authorized 800.0 shares; issued and outstanding 276.6 shares (2002)	0.2	2.8
Additional paid-in capital	–	13,574.9
Accumulated other comprehensive (loss)	(45.4)	(830.2)
(Deficit)	(1,453.5)	(22,647.3)

	(1,498.7)	(9,899.8)

Total liabilities and shareholders’ (deficiency)	$1,985.0	$15,849.4

See accompanying notes.

NTL Europe, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	Reorganized	Predecessor Company	Reorganized	Predecessor Company
	Company	(see note)	Company	(see note)

Revenues	$123.7	$109.7	$366.0	$298.5
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	46.5	50.6	137.4	132.8
Selling, general and administrative expenses	27.3	28.4	97.1	100.2
Asset impairments	–	4.7	–	17.6
Other charges	2.8	0.1	6.4	3.5
Corporate expenses	4.1	3.2	13.3	14.4
Depreciation	45.6	53.4	138.0	148.3
Amortization	2.6	33.4	8.1	70.1

	128.9	173.8	400.3	486.9

Operating (loss)	(5.2)	(64.1)	(34.3)	(188.4)
Other income (expense)
Interest income and other, net	1.5	9.8	3.4	17.7
Interest expense	(13.6)	(46.7)	(1,412.0)	(132.7)
Share of (losses) from equity investments	(0.1)	(81.4)	(1.8)	(168.1)
Foreign currency transaction gains	0.5	4.7	1.2	6.9

(Loss) before recapitalization items, income taxes and discontinued operations	(16.9)	(177.7)	(1,443.5)	(464.6)
Recapitalization items, net	–	10.1	–	(11.6)

(Loss) before income taxes and discontinued operations	(16.9)	(167.6)	(1,443.5)	(476.2)
Income tax benefit (expense)	(0.1)	14.7	(1.4)	40.2

(Loss) from continuing operations	(17.0)	(152.9)	(1,444.9)	(436.0)
Discontinued operations:
(Loss) from discontinued operations, net of income tax benefits of $10.3 and $29.1 (2002)	–	(295.9)	–	(1,174.8)

Net (loss)	(17.0)	(448.8)	(1,444.9)	(1,610.8)
Preferred stock dividends and accretion	–	(1.6)	(8.6)	(143.5)

Net (loss) available to common shareholders	$(17.0)	$(450.4)	$(1,453.5)	$(1,754.3)

Basic and diluted net (loss) per share:
(Loss) from continuing operations	$(0.86)	$(0.56)	$(73.94)	$(2.10)
(Loss) from discontinued operations	–	(1.07)	–	(4.25)

Net (loss) per common share	$(0.86)	$(1.63)	$(73.94)	$(6.35)

Weighted average shares	19,657,660	276,626,475	19,657,524	276,626,475

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

NTL Europe, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ (Deficiency)
(unaudited)
(dollars in millions)

							Accumulated Other
							Comprehensive
							(Loss)
	Series Preferred Stock		Common Stock
	$.01 Par Value		$.01 Par Value		Additional		Foreign	Unrealized Net	Pension
					Paid-in	Comprehensive	Currency	Losses on	Liability
	Shares	Par	Shares	Par	Capital	(Loss)	Translation	Derivatives	Adjustments	(Deficit)

Predecessor Company
Balance, December 31, 2002	3,000,000	$–	276,626,475	$2.8	$13,574.9		$(770.1)	$(30.1)	$(30.0)	$(22,647.3)
Net Income January 1, 2003						$9,900.0				9,900.0
Issuance of Common Stock			19,657,433	0.2
Fresh-start adoptions – other	(3,000,000)		(276,626,475)	(2.8)	(13,574.9)		770.1	$(30.1)	$(30.0)	12,747.3

Reorganized Company
Balance, January 1, 2003	–	–	19,657,433	0.2	–		–	–	–	–
Shares issued upon conversion of old securities	–	–	336	–	–		–	–	–	–
Accretion on mandatorily redeemable preferred stock										(8.6)
Comprehensive loss:
Net loss for the nine months ended September 30, 2003						$(1,444.9)				(1,444.9)
Currency translation adjustments						(37.0)	(37.0)
Unrealized losses on derivatives						(8.4)		(8.4)

Total						$(1,490.3)

Balance, September 30, 2003	–	$–	19,657,769	$0.2	$–		$(37.0)	$(8.4)	$–	$(1,453.5)

See accompanying notes.

NTL Europe, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
(dollars in millions)

	Nine months ended
	September 30,		January 1,

	2003	2002	2003

		Predecessor
	Reorganized	Company	Predecessor
	Company	(see note)	Company

Operating activities
Net (loss) income	$(1,444.9)	$(1,610.8)	$9,900.0
(Loss) from discontinued operations	–	(1,174.8)	–
Gain on disposal of discontinued operations	–	–	5,041.3

(Loss) income from continuing operations	(1,444.9)	(436.0)	4,858.7
Adjustments to reconcile net (loss) to net cash provided by (used in) continuing operations:
Depreciation and amortization	146.1	218.4	–
Asset impairments	–	69.2	–
Write-off of other assets included in other income and expense	0.8	–	–
Equity in losses of unconsolidated subsidiaries	1.7	116.5	–
Non-cash compensation	–	–	–
Loss (gain) on sale of assets	–	(2.6)	–
Provision for losses on accounts receivable	1.3	4.0	–
Deferred income taxes	(2.3)	(40.4)	–
Non cash gain on debt discharge	–	–	(4,133.3)
Amortization of original issue discount	–	11.4	–
Fresh start adjustments	–	–	(896.3)
Accretion on debt	1,338.0	–	–
Accretion on madatorily redeemable preferred stock	4.6	–	–
Other	4.0	7.7	–
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Accounts receivable	197.9	157.2	–
Other current assets	(23.2)	(7.9)	–
Other assets	15.6	(61.4)	–
Accounts payable	(2.5)	(1.0)	–
Accrued expenses and other	(43.2)	(22.0)	–
Deferred revenue	(154.0)	(122.4)	–

Net cash provided by (used in) continuing operations	39.9	(109.3)	(170.9)
Net cash provided by (used in) discontinued operations	–	85.9	–

Net cash provided by (used in) operating activities	39.9	(23.4)	(170.9)
Investing activities
Acquisitions, net of cash acquired	–	–	–
Purchase of fixed assets	(75.7)	(74.0)	–
Investments in and loans to affiliates	(1.4)	(15.3)	–
Increase in other assets	–	(8.9)	–
Proceeds from sale of Australia	–	428.8	–
Proceeds from sales of assets	1.1	8.9	–
Purchase of marketable securities	–	(52.8)	–
Proceeds from sales of marketable securities	–	41.9	–

Net cash (used in) continuing operations	(76.0)	328.6	–
Net cash (used in) discontinued operations	–	(847.1)	–

Net cash (used in) investing activities	(76.0)	(518.5)	–

NTL Europe, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued
(unaudited)
(dollars in millions)

	Nine months ended
	September 30,		January 1,

	2003	2002	2003

	Reorganized Company	Predecessor Company	Predecessor Company

Financing activities
Proceeds from discontinued operations, upon emergence from bankruptcy	–	–	53.2
Proceeds from borrowings, net of financing costs	–	102.5	–
Principal payments	(0.7)	(1.4)	–
Repayment of NTL Australia bank loan	–	(121.7)	–

Net cash (used in) provided by financing activities of continuing operations	(0.7)	(20.6)	53.2
Net cash (used in) provided by financing activities of discontinued activities	–	809.2	–

Net cash (used in) provided by financing activities	(0.7)	788.6	53.2
Effect of exchange rate changes on cash	3.7	41.8	–

Increase (decrease) in cash and cash equivalents	(33.1)	288.5	(117.7)
Cash and cash equivalents at beginning of year – continuing operations	159.8	228.3	277.5
Cash and cash equivalents at beginning of year – discontinued operations	–	276.3	–
Cash and cash equivalents at end of period – discontinued operations	–	(485.1)	–

Cash and cash equivalents at end of period – continuing operations	$126.7	$308.0	$159.8

Supplemental disclosure of cash flow information
Cash paid during the period for interest
Exclusive of amounts capitalized	$81.5	$485.3	$–
Income taxes paid	–	1.3	–

See accompanying notes

1. Organization and Business

Recent Developments

On November 12, 2003, Cablecom (as defined below) completed a restructuring of its debt and equity. As a result, effective as of the close of business on November 19, 2003, the Company (as defined below) expects to have no further ownership interest in Cablecom. Also, in connection with the restructuring, the Company expects to receive a payment of $15 million. (See Note 19 – “Cablecom Restructuring.”)

The Company’s board of directors and management have been exploring the strategic and financial alternatives available to the Company. In that regard, on September 30, 2003, the board approved a 1-for-50,000 reverse stock split of the Common Stock (as defined below) and payment of $.01 per share, on a pre-split basis, for fractional shares. If approved by a majority of the Company’s stockholders, the consummation of the reverse stock split is expected to reduce the number of holders of Common Stock to below 300 thereby permitting the Company to terminate its registration under the Securities Act of 1933, as amended. The number of holders of Preferred Stock (as defined below) is already below 300. Accordingly, after the effective date of the reverse stock split, the Company intends to terminate the registration of the Common Stock and Preferred Stock and cease being a public company. (See Note 18 – “Reverse Stock Split.”)

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

New NTL has been accounted for as a discontinued operation beginning with the quarter ended September 30, 2002 and, accordingly, it is excluded from assets and liabilities of continuing operations as of December 31, 2002. New NTL has been completely removed from the Company’s consolidated financial statements, as part of the emergence from bankruptcy and application of Fresh Start Accounting, effective January 1, 2003.

With the separation of Old NTL into two entities, the majority of the significant assets and holdings formerly owned and consolidated by Old NTL were retained by New NTL. Generally, other than Cablecom GmbH, an indirect, wholly-owned subsidiary of the Company (“Cablecom”)

(which itself has recently been restructured as described below), the Company’s assets are not material compared to those of New NTL.

The Company’s historic financial statements presented herein are not particularly reflective of the Company’s current and anticipated future business and should not be relied upon as indicative of the Company’s future performance.

Historical Structure of the Company

On May 18, 2000, the entity then known as NTL Incorporated (currently named Parc Holdings, Inc. (but until August 4, 2003 known as NTL (Delaware), Inc.) (“Parc Holdings”)) completed a corporate restructuring to create a holding company structure. The formation of the holding company was part of Parc Holdings’ acquisition of certain assets of Cable & Wireless Communications plc. The holding company restructuring was accomplished through a merger so that all the stockholders of Parc Holdings at the effective time of the merger became stockholders of the new holding company, and Parc Holdings became a subsidiary of the new holding company. The new holding company was called NTL Incorporated (which is now known as NTL Europe, Inc.) and the holding company’s subsidiary simultaneously changed its name to NTL (Delaware), Inc., but on August 4, 2003 changed its name to Parc Holdings, Inc.

The Company conducts its operations through direct and indirect wholly-owned subsidiaries.

Business

The Company, through its direct and indirect wholly-owned subsidiaries, owns and operates Premium TV Limited, NTL Lanbase, SL, NTL Broadcast (Thailand) Ltd., NTL Broadcast Sdn, Ltd and, as of September 30, 2003, Cablecom. Premium TV Limited (“Premium TV”) exploits sports-related Internet and media rights in the United Kingdom. Cablecom is the largest cable television operator in Switzerland, but, as discussed below, it was “overindebted” under Swiss law. In order to address that issue, on November 12, 2003, Cablecom completed a restructuring of its debt and equity. As a result of that restructuring, effective as of the close of business on November 19, 2003, the Company expects to have no further ownership interest in Cablecom. Also, in connection with the restructuring, on November 19, 2003, the Company expects to receive a payment of $15 million. (See Note 19 – “Cablecom Restructuring.”) Accordingly, Cablecom will be treated as a discontinued operation beginning in the fourth quarter of 2003.

NTL Lanbase, SL is based in Spain and is a value-added reseller of equipment for corporate data networks in Spain. NTL Broadcast (Thailand) Ltd. and NTL Broadcast Sdn, Ltd., together with New NTL’s branch office in Singapore, offer operations and maintenance services, design and build, consultancy and system integration services to broadcasters in Malaysia and Thailand.

Until its restructuring on November 12, 2003, Cablecom had approximately CHF 3,792 million in bank debt (which included recently accrued interest payments) that initially matured on April 30, 2003 and had been extended to November 18, 2003. Prior to the November 12, 2003 restructuring, Cablecom had insufficient resources to satisfy such obligation. In addition, prior to the November 12, 2003 restructuring, Cablecom and certain of its subsidiaries were “overindebted” under Swiss law and, accordingly, but for the recent restructuring, could have been required to file for insolvency proceedings in Switzerland. Accordingly, during the past year, Cablecom and its lenders were involved in ongoing discussions regarding a complete financial restructuring of Cablecom. On June 19, 2003, Cablecom’s board of directors had been advised that 100% of its lenders and other holders of economic interests in Cablecom’s bank debt had agreed upon the principal terms and parameters for the restructuring of that debt.

The principal terms for the financial restructuring were:

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

A restructuring of Cablecom’s debt and equity on those basic terms was completed on November 12, 2003. As a result, effective November 19, 2003, the Company will no longer have any remaining interest in Cablecom and the Company expects to receive a payment of $15 million. Accordingly, from and after November 12, 2003, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations and Cablecom will be treated as a discontinued operation beginning in the fourth quarter of 2003.

The Company also has various equity and cost method investments detailed in Note 9.

Following the closing of the Cablecom restructuring, the Company is continuing to review all of its other holdings to determine the most appropriate course of action, which may result in one or more of these holdings being sold, transferred, foreclosed on, liquidated, wound-up or otherwise disposed of in the near future or at a later date. The Company may not receive any proceeds from any of these transactions after the payment of outstanding debt that some of these companies may owe and any fees and expenses incurred in connection with these transactions. To the extent the Company receives net cash proceeds from any asset sale it or its subsidiaries complete, the Preferred Stock will be entitled to mandatory redemption in a like amount, subject to some limited exceptions set forth in the Company’s charter, until all shares of the Preferred Stock (having an aggregate of approximately $351.8 million in liquidation preference as of September 30, 2003, exclusive of dividends payable of $17.2 million at September 30, 2003, which was paid on October 15, 2003) have been redeemed. (See Note 13.) Subject to the board of directors’ determination to retain an appropriate reserve, the net proceeds of the Company’s expected $15 million payment in connection with the Cablecom restructuring is expected to be subject to this mandatory redemption provision.

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

Liquidity and Capital Resources

The Company emerged from bankruptcy on January 10, 2003, at which time, as part of the reorganization plan, all of its secured debt, common stock and preferred stock were cancelled and new Common Stock and Preferred Stock were issued. Further, upon the consummation of the reorganization plan (after taking into account the redemption for cash of $25 million of the Preferred Stock) the Company had approximately $63 million in cash and its subsidiaries (other than Cablecom) had an additional amount of approximately $11 million in cash. As of September 30, 2003, the Company had approximately $55.0 million in cash and its subsidiaries (other than Cablecom) had an additional amount of approximately $9.7 million in cash.

The Company is primarily a holding company for the stock of its subsidiaries, with no material independent source of cash proceeds. During the next 12 months, the Company does not anticipate receiving any material cash proceeds from its subsidiaries’ operating activities. Accordingly, the Company expects to fund its operations primarily out of its $55.0 million in cash as of September 30, 2003 ($17.2 million of which was paid as a dividend on the Preferred Stock on October 15, 2003) and its subsidiaries’ (other than Cablecom) cash of approximately $9.7 million. During the next 12 months, the Company does not anticipate borrowing any material amount of funds and the Company does not expect to issue any of its securities for cash. Further, during the next 12 months, the Company does not anticipate any material capital expenses.

A restructuring of Cablecom’s debt and equity was completed on November 12, 2003. As a result, effective November 19, 2003, the Company will no longer have any remaining interest in Cablecom and the Company expects to receive a payment of $15 million. (See Note 19 – “Cablecom Restructuring.”) Accordingly, from and after November 12, 2003, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations and Cablecom will be treated as a discontinued operation beginning in the fourth quarter of 2003.

On September 30, 2003, the Company’s board of directors approved a 1-for-50,000 reverse stock split of the Common Stock and payment of $.01 per share, on a pre-split basis, for fractional shares. If approved by a majority of the Company’s stockholders, the consummation of the reverse stock split is expected to reduce the number of holders of Common Stock to below 300 thereby permitting the Company to terminate its registration under the Securities Act of 1933, as amended. The number of holders of Preferred Stock is already below 300. Accordingly, after the effective date of the reverse stock split, the Company intends to terminate the registration of the Common Stock and Preferred Stock and will cease being a public company. (See Note 18 – “Reverse Stock Split.”)

Through September 30, 2004, the Company’s primary expenses are expected to consist of operating expenses of approximately $11.0 million, including salaries, professional fees, insurance and severance costs, as well as certain funding obligations to certain of its subsidiaries (but not including certain guarantees to the Company’s subsidiaries in the aggregate amount of approximately £4.2 million). Further, after reserving for certain contingent liabilities, to the extent the Company has remaining funds legally available, the Company intends to pay dividends on or redeem shares of its Preferred Stock. In this regard, on October 15, 2003, the Company’s board of directors paid a semi-annual dividend of $2.50 per share on the Preferred Stock. However, there is no requirement under our charter to pay any future dividends on our Preferred Stock and there is no assurance that we will pay any such future dividends. (See Note 17 – “Dividend on Preferred Stock.”) At September 30, 2003, the liquidation preference of Preferred Stock aggregates approximately $351.8 million, exclusive of dividends payable of $17.2 million at September 30, 2003, which was paid on October 15, 2003. In addition, the Preferred Stock is also entitled to mandatory redemption out of the net proceeds of any asset sale for cash that the Company or its subsidiaries complete, subject to some limited exceptions set forth in the Company’s charter. Subject to the board of directors’ determination to retain an appropriate reserve, the net proceeds of the Company’s expected $15 million payment in connection with the Cablecom restructuring is expected to be subject to this mandatory redemption provision. Accordingly, it is highly unlikely that common shareholders will ever receive any distribution related to their shares.

The Company believes that its existing cash and cash equivalents will be sufficient to support its expected operations and fund its capital commitments through at least October 1, 2004, which, as previously noted, will exclude Cablecom.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

	December 31,				January 1,
	2002				2003

		Emergence
	Predecessor	from Chapter	Discontinued		Reorganized
	Company	11	Operations	Fresh-Start	Company

	(dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$277.5	$(170.9)	$53.2	$–	$159.8
Marketable securities	17.3	(17.3)	–	–	–
Accounts receivable-trade, less Allowance for doubtful accounts of $9.4	243.4	–	–	–	243.4
Other	50.3	–	–	2.1	52.4
Discontinued operations	12,968.1	–	(12,968.1)	–	–

Total current assets	13,556.6	(188.2)	(12,914.9)	2.1	455.6
Fixed assets, net	1,682.1	–	–	(507.2)	1,174.9
Goodwill	218.7	–	–	(218.7)	–
Reorganization value in excess of amounts allocable to identifiable assets	–	–	–	217.2	217.2
Customer lists, net of accumulated amortization of $171.4	62.8	–	–	146.8	209.6
Investments and loans to affiliates, net	13.0	–	–	7.2	20.2
Deferred financing	37.4	(37.4)	–	–	–
Other assets, net of accumulated amortization of $62.4	83.5	–	–	(54.0)	29.5
Deferred tax asset	195.3	–	–	(103.7)	91.6

Total assets	$15,849.4	$(225.6)	$(12,914.9)	$(510.3)	$2,198.6

Liabilities and shareholders’ (deficiency) equity
Liabilities not subject to compromise Current liabilities:
Accounts payable	$49.3	$–	$–	$0.3	$49.6
Accrued expenses and other	92.5	–	–	1.2	93.7
Interest payable	43.5	–	–	–	43.5
Deferred revenue	235.6	–	–	–	235.6
Current portion of long-term debt	2,719.3	–	–	(1,313.2)	1,406.1
Discontinued operations (including liabilities subject to compromise of $10,157.8)	17,956.2	–	(17,956.2)	–	–

Total current liabilities	21,096.4	–	(17,956.2)	(1,311.7)	1,828.5
Other	132.7	–	–	(4.7)	128.0
Deferred income taxes	226.0	–	–	(90.2)	135.8
Liabilities subject to compromise, including redeemable preferred stock	4,294.1	(4,294.1)	–	–	–
Mandatorily redeemable preferred stock	–	106.1	–	–	106.1
Common stock-old	2.8	–	–	(2.8)	–
Common stock-new	–	0.2	–	–	0.2
Additional paid-in capital	13,574.9	–	–	(13,574.9)	–
Translation adjustment	(830.2)	–	–	830.2	–
Retained earnings	(22,647.3)	3,962.2	5,041.3	13,643.8	–

Shareholders’ equity (deficiency)	(9,899.9)	3,962.4	5,041.3	896.3	0.2

Total liabilities and shareholders’ equity (deficiency)	$15,849.4	$(225.6)	$(12,914.9)	$(510.3)	$2,198.6

At December 31, 2002, Old NTL had net operating loss carryforwards of approximately $400 million for U.S. federal income tax purposes that expire in varying amounts commencing in 2009 and which are subject to limitations as described below. Old NTL has net operating loss carryforwards for Swiss tax purposes of approximately $2.6 billion that expire in varying amounts commencing in 2008.

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

3. Pro Forma Financial Information

The following pro forma consolidated balance sheet at September 30, 2003 and the pro forma consolidated income statement for the nine months ended September 30, 2003 reflect the likelihood as of that date that the Company would not retain a significant interest in Cablecom and that Cablecom would no longer be reported as part of the Company’s consolidated results of operations. As described in more detail in Note 16 (Commitments and Contingent Liabilities – Cablecom), until its restructuring on November 12, 2003, Cablecom had approximately CHF 3,792 million in bank debt (which included recently accrued interest payments) that initially matured on April 30, 2003 and had been extended to November 18, 2003. Prior to its restructuring on November 12, 2003, Cablecom had insufficient resources to satisfy such obligation. In addition, prior to its restructuring on November 12, 2003, Cablecom and certain of its subsidiaries were “overindebted” under Swiss law and, accordingly, but for the recent restructuring, could have been required to file for insolvency proceedings in Switzerland.

A restructuring of Cablecom’s debt and equity was completed on November 12, 2003. As a result, effective November 19, 2003, the Company will no longer have any remaining interest in Cablecom and the Company expects to receive a payment of $15 million. (See Note 19 – “Cablecom Restructuring.”) Accordingly, from and after November 12, 2003, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations and Cablecom will be treated as a discontinued operation beginning in the fourth quarter of 2003.

	September 30,	Discontinued	Pro Forma
	2003	Operations	as of
	(Consolidated)	(Cablecom)	September 30, 2003

	(unaudited)
	(amounts in millions)
Assets
Current assets:
Cash and cash equivalents	$126.7	$(62.0)	$64.7
Accounts receivable-trade, net	50.1	(41.8)	8.3
Other	78.4	(67.7)	10.7
Discontinued operations	–	1,908.9	1,908.9

Total current assets	255.2	1,737.4	1,992.6
Fixed assets, net	1,164.3	(1,162.6)	1.7
Goodwill	–	–	–
Reorganization value in excess of amounts allocable to identifiable assets	226.5	(225.3)	1.2
Customer lists, net of accumulated amortization of $8.2	211.3	(211.3)	–
Investments in and loans to affiliates, net	21.2	(8.1)	13.1
Deferred tax asset	91.5	(131.8)	(40.3)
Other assets	15.0	1.7	16.7

Total assets	$1,985.0	$–	$1,985.0

Liabilities and shareholders’ (deficiency)
Liabilities not subject to compromise Current liabilities:
Accounts payable	$49.1	$(38.6)	$10.5
Accrued expenses and other	58.6	(44.0)	14.6
Interest payable	12.1	(12.1)	–
Dividends payable	17.2	–	17.2
Deferred revenue	88.4	(86.2)	2.2
Current portion of long-term debt	2,875.5	(2,875.4)	0.1
Discontinued operations	–	1,908.9	1,908.9

Total current liabilities	3,100.9	(1,147.4)	1,953.5
Long-term debt	–	–	–
Mandatorily redeemable preferred stock	102.1	–	102.l
Other	145.0	(145.0)	–
Deferred income taxes	135.7	(175.9)	(40.2)
Commitments and contingent liabilities
Shareholders’ (deficiency) Common stock — $.01 par value; authorized 20.0 shares; issued and outstanding 19.7 shares	0.2	–	0.2
Additional paid-in capital	–	–	–
Accumulated other comprehensive (loss)	(45.4)	45.7	0.3
(Deficit)	(1,453.5)	1,422.6	(30.9)

	(1,498.7)	1,468.3	(30.4)

Total liabilities and shareholders’ equity (deficiency)	$1,985.0	$–	$1,985.0

     NTL Europe, Inc. and subsidiaries, pro forma income statement reflecting Cablecom as a discontinued operation:

			Pro Forma
			for the nine
	Nine months ended	Discontinued	months ended
	September 30, 2003	Operations	September 30,
	(Consolidated)	(Cablecom)	2003

	(unaudited)
	(dollars in millions, except per share amounts)
Revenues	$366.0	$(347.8)	$18.2
Costs and expenses
Operating expenses (exclusive of depreciation shown separately below)	137.4	(127.4)	10.0
Selling, general and administrative expenses	97.1	(88.3)	8.8
Other Charges	6.4	(6.4)	–
Corporate expenses	13.3	–	13.3
Depreciation	138.0	(133.4)	4.6
Amortization	8.1	(8.1)	–

	400.3	(363.6)	36.7

Operating (loss)	(34.3)	15.8	(18.5)
Other income (expense)
Interest income and other, net	3.4	(1.7)	1.7
Interest expense	(1,412.0)	1,407.4	(4.6)
Share of (losses) from equity investments	(1.8)	–	(1.8)
Foreign currency transaction gains (losses)	1.2	–	1.2

(Loss) before recapitalization items, income taxes and discontinued operations	(1,443.5)	1,421.5	(22.0)
Recapitalization items, net	–	–	–

(Loss) before income taxes and discontinued operations	(1443.5)	1,421.5	(22.0)
Income tax benefit (expense)	(1.4)	1.1	(0.3)

(Loss) from continuing operations	(1,444.9)	1,422.6	(22.3)
Discontinued operations:
(Loss) from discontinued operations, including income tax expense of $1.1	–	(1,422.6)	(1,422.6)

Net (loss)	(1,444.9)	–	(1,444.9)
Preferred stock dividends and accretion	(8.6)	–	(8.6)

Net (loss) available to common shareholders	$(1,453.5)	$–	$(1,453.5)

Basic and diluted net (loss) per share:
(Loss) from continuing operations	$(73.94)	$72.37	$(1.57)
(Loss) from discontinued operations	–	(72.37)	(72.37)

Net (loss) per common share	$(73.94)	$–	$(73.94)

Weighted average shares	19,657,524	19,657,524	19,657,524

4. Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments. The Company has evaluated its 10% mandatorily redeemable preferred stock and determined that it meets the definition of a liability as set forth in SFAS No. 150 because it is mandatorily redeemable on a fixed date. Accordingly, as of July 1, 2003, the

Company has recorded the mandatorily redeemable preferred stock as debt, and is accreting as interest expense the difference between such amount and the amount that will be payable on the redemption date, January 10, 2023.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective for the Company during the fourth quarter of 2003. The Company is presently evaluating whether it will be required to consolidate, beginning October 1, 2003, any of its unconsolidated affiliates presently accounted for using the equity method as a result of the effectiveness of FIN 46.

In November 2002, the Emerging Issues Task Force reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effects of applying SFAS No. 123 on pro forma disclosures of net loss for the three and nine months ended September 30, 2003 were not likely to be representative of the pro forma effects on net loss in future years.

Had compensation for stock options granted by the Predecessor Company been determined consistent with the provisions of SFAS No. 123, the effect on the Predecessor Company’s net loss would have been changed to the following pro forma amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	Reorganized	Predecessor	Reorganized	Predecessor
	Company	Company	Company	Company

	(in millions, except per share data)
Net loss for common shares, as reported	$(17.0)	$(450.4)	$(1,453.5)	$(1,754.3)
Non cash compensation expense	–	(66.1)	–	(198.2)
Net loss for common shares, pro forma	(17.0)	(516.5)	(1,453.5)	(1,952.5)
Basic and diluted net (loss) per common share	$(0.86)	$(1.87)	$(73.94)	$(7.06)
Weighted average shares	19,657,660	276,626,475	19,657,524	276,626,475

6. Fixed Assets

Fixed assets consist of:

	September 30,	December 31,
	2003	2002

	Reorganized	Predecessor
	Company	Company

	(unaudited)
	(in millions)
Operating equipment	$1,182.7	$2,109.25
Other equipment	78.6	109.5
Construction-in-progress	43.8	25.1

	1,305.1	2,243.8
Accumulated depreciation	(140.8)	(561.7)

	$1,164.3	$1,682.1

The change in fixed assets is primarily the result of the $507.2 million reduction in the carrying value upon the adoption of fresh-start reporting as of January 1, 2003. Substantially all fixed assets relate to Cablecom and, as discussed in more detail in Note 3, Cablecom will not be owned by the Company, nor included in the Company’s balance sheet.

7. Reorganization value in excess of amounts allocable to identifiable assets

The reorganization value in excess of amounts allocable to identifiable assets, is comprised of the following:

Reorganized
Company

Balance at January 1, 2003	$217.2
Effects of foreign currency	9.3

Balance at September 30, 2003	$226.5

The reorganization value in excess of amounts allocable to identifiable assets relate substantially to Cablecom and, as discussed in more detail in Note 3, Cablecom will not be owned by the Company, nor included in the Company’s balance sheet.

8. Customer Lists

The valuation of the Company’s customer lists were:

	September 30,	December 31,
	2003	2002
	Reorganized	Predecessor
	Company	Company

	(unaudited)
	(in millions)
Customer lists	$219.5	$234.2
Accumulated depreciation	(8.2)	(171.4)

	$211.3	$62.8

The change in customer lists is primarily the result of the $146.8 million increase in the carrying value upon the adoption of fresh-start reporting as of January 1, 2003. The customer lists relate solely to

Cablecom and, as discussed in more detail in Note 3, Cablecom will not be owned by the Company, nor included in the Company’s balance sheet.

The estimated amortization expense for customer lists is approximately $9.7 million per year, for each of the next five years.

9. Investments in and Loans to Affiliates — Reorganized Company

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

The Company’s investments in and loans to affiliates are as follows:

September 30, 2003

(in millions)
Total equity investments	$13.1
Total cost investments	8.1

Total	$$21.2

The following is a description of the Company’s major investments, listed by subsidiary:

Premium TV Limited

Premium TV, a wholly-owned subsidiary of Parc Holdings, is obliged to provide funding of up to approximately £14.6 million ($24.3 million), at September 30, 2003, to fund various of its joint venture and other contractual interests. Of this amount, approximately £3.3 million has been guaranteed by Parc Holdings. In addition, Parc Holdings has also guaranteed approximately £13.4 million ($22.3 million) of other Premium TV commitments. If Premium TV fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV and, in respect of the guaranteed amounts, Parc Holdings, may be sued for non-payment. Premium TV is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV, Premium TV may seek to discontinue these joint ventures and terminate their activities.

On September 24, 2002, Premium TV, Parc Holdings and Old NTL agreed to vary the terms of the long-term joint venture (referred to as the Football League Joint Venture) between Premium TV and the Football League Limited. Under the terms of the variation, upon the payment of arrears of rights fees by Premium TV, the Football League Limited agreed to release Premium TV from its obligation to fund the payment of any further rights fees to the Football League Limited’s member teams and its obligation to provide working capital funding to the Football League Joint Venture. The Football League Limited also agreed to release Parc Holdings from its guarantee of Premium TV’s obligations and to release Old NTL from the related undertaking. In return, Premium TV agreed to waive repayment of loan capital by the Football League Joint Venture and to provide certain ongoing services to the Football League Joint Venture free of charge for an initial period. In September 2002, Parc Holdings deposited £10.33 million into a designated single purpose account for use by Premium TV to finance the provision of such services. Premium TV and the Football League Limited also agreed to new terms relating to the distribution of revenues generated by the Football League Joint Venture. The remaining balance in the account at September 30, 2003 was £3.81 million (and £8.88 million at December 31, 2002) and is included in “Other Assets” in the accompanying consolidated balance sheet.

The Company has also guaranteed the obligations of one of its subsidiaries to provide funding of up to approximately £4.2 million ($7.0 million) to a joint venture whose business is the provision of programming content. If the relevant subsidiary fails to provide such funding, under the shareholder arrangements relating to this joint venture, such subsidiary may be sued for damages. In addition, under the shareholder arrangements relating to this joint venture, the relevant joint venture partner may have the option to compulsorily acquire the Company’s indirect interest in the relevant joint venture at 70% of fair market value, resulting in the Company selling its indirect interest at a potential loss. The Company intends to negotiate with its joint venture partner to address these issues. These negotiations may not be successful and the Company may not be able to retain its current interest in this joint venture company. The relevant subsidiary has ceased doing business and currently is in the process of being wound up.

On July 10, 2003, Premium TV altered its arrangements with Eurosport SA (“Eurosport”) relating to the British Eurosport television channel. The 1998 agreement between the parties was terminated by mutual consent along with the related Parc Holdings parent company guarantee. This reduced Parc Holdings’ total guarantee commitments to subsidiaries by £8 million. Each of the parties waived any entitlement it might have had to further payment under the 1998 agreement. In its place, Premium TV and Eurosport entered into a new agreement under which Premium TV provides consultancy services to Eurosport in relation to the distribution of British Eurosport and strategic development in areas such as the Internet and mobile telephony.

On October 15, 2003, Premium TV revised its arrangements with Aston Villa plc. The Convertible Loan Agreement between the parties, dated January 24, 2000, which entitled Premium TV to repayment on or after February 21, 2005, by conversion into ordinary shares representing 9.999% of the enlarged share capital of Aston Villa, was terminated with the payment from Aston Villa of £2.3m to Premium TV. The terms of the Rights Agreement, dated January 24, 2000, were amended such that the grant by Aston Villa of Internet and certain mobile and delayed broadcast rights to Premium TV was extended to June 30, 2007. The appointment of Premium TV (Ventures) (a wholly owned subsidiary of Premium TV) as exclusive agent for certain other rights was terminated by mutual consent. The parties also settled various outstanding payments between them, resulting in a further cash net receipt by Premium TV.

The following is a brief description of the Company’s minority holdings. The Company does not believe that these holdings, alone or in the aggregate, represent material assets.

Two Way TV Limited

Two Way TV Limited is a UK market leader in interactive and enhanced television. Enhanced television allows viewers to participate in popular games, sporting events and reality television programs. Viewers can vote, guess answers and compete with studio contestants by using a remote control device for the set top box in all digital delivery platforms.

Two Way TV has three product lines: eTV applications for broadcasters, eTV technology licensing and support services for networks and a 24-hour games channel which carries Two Way TV proprietary games.

Prior to October 22, 2003, the Company owned approximately 36.3% of Two Way TV. On October 22, 2003, in order to address various issues Two Way TV had with certain of its creditors, Two Way TV filed for administration under UK law. At an auction held by the administrator on November 14, 2003, Two Way Media Limited, a newly-formed company, approximately 44.6% of which is owned by the Company, acquired substantially all of the assets of Two Way TV.

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

During 2002, Old NTL’s share of Noos losses reduced the investment therein to zero. On the Effective Date, the Company released its 27.1% interest (the “Noos Interest”) in Suez Lyonnaise Télécom (“Noos”) to France Telecom as part of a compromise and settlement under the terms of the Plan. Pursuant to the terms of the Plan, the Noos Interest was released to France Telecom in exchange for (i) the cancellation of the shares of Variable Coupon Redeemable Preferred Stock, Series A of Old NTL and shares of Fixed Coupon Redeemable Preferred Stock, Series A of Old NTL, (ii) the waiver by France Telecom of its rights to any distribution on account of its claims as a holder of Old NTL and Parc Holdings 53/4% convertible subordinated notes, (iii) the release by France Telecom of any contingent payments due to France Telecom pursuant to the 1G Protocol and Convention Agreement, dated May 6, 1999 (the “1G Franchises”) and the transfer of the 1G Franchises by Old NTL to Noos, and (iv) a $25 million payment by France Telecom to the Company on the Effective Date.

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

The Predecessor Company’s investments in and loans to affiliates are as follows:

	December 31, 2002

	Ownership	Balance

		(in millions)
Noos	27.00%	$–
B2	34.01%	–
Iesy	32.50%	–
Others		4.7

Total equity investments		4.7
Total cost investments		8.3

Total		$13.0

The Predecessor Company had reclassified $18.3 million of credit balances to “Other Long-Term Liabilities,” (at December 31, 2002) which related to investments where the Company has funding commitments and losses to date, which have exceeded the Company’s investment.

11. Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following:

	September 30, 2003	December 31, 2002

	Reorganized Company	Predecessor Company

	(unaudited)
	(in millions)
Account payable	$–	$0.3
Interest payable	–	30.4
Dividends payable	–	109.9
Accrued expenses	–	0.2
Redeemable preferred stock:
Cumulative Convertible Preferred Stock	–	2,077.3
Variable Coupon Redeemable Preferred Stock	–	484.2
6.5% Redeemable Preferred Stock	–	98.4
13% Senior Redeemable Exchangeable Preferred Stock	–	193.4
Long term debt:
NTL Europe, Inc.:
53/4% Convertible Subordinated Notes	–	100.0
NTL Delaware, Inc.:
53/4% Convertible Subordinated Notes	–	1,200.0

Total	$–	$4,294.1

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding preferred stock of the Company and long-term debt of the Company and Parc Holdings was cancelled.

12. Long-Term Debt

Long-term debt, exclusive of amounts subject to compromise, consisted of:

	September 30, 2003	December 31, 2002
	Reorganized	Predecessor
	Company	Company

	(in millions)
Cablecom:
Term Loan Facility	$2,063.8	$1,951.8
Revolving Facility	806.5	762.7
Other	5.1	4.8

	2,875.4	2,719.3
Less: Fair value adjustment	(1,341.8)	—
Plus: Debt Accretion to September 30, 2003	1,341.8	—

	2,875.4	—
Less current portion	(2,875.4)	(2,719.3)

	$—	$—

Under the provisions of Fresh Start Accounting, the Reorganized Company recorded the Cablecom debt at its estimated fair value, resulting in a gain on January 1, 2003 of $1,341.8 million. Substantially all of Cablecom’s debt was initially due on April 30, 2003 and had been extended to November 18, 2003. During 2003, the Reorganized Company was required to accrete Cablecom’s outstanding debt back to its full face value at its maturity date (April 30, 2003). Therefore, during the first nine months of 2003, the Reorganized Company charged Interest Expense for approximately $1,341.8 million to reflect the accreted value of the Cablecom debt at September 30, 2003.

In March 2000, Cablecom borrowed CHF 2,700.0 million ($1,951.8 million) at December 31, 2002 under its term loan facility in connection with the acquisition of the Cablecom business. Interest was payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which is subject to adjustment. The effective interest rate was 3.51% at December 31, 2002. The term loan facility was originally scheduled to mature on April 30, 2003 and had been extended to November 18, 2003

Cablecom had the option to draw on a revolving facility of up to an additional CHF 1,400 million. The amount available had been capped at CHF 1,055 million although the availability may be increased with the consent of the requisite majority of the lenders. At December 31, 2002, Cablecom had borrowed CHF 1,055.0 million ($762.7 million) and Cablecom has subsequently borrowed an additional CHF 37 million for accrued interest payments. Interest was payable at least every six months at Swiss LIBOR plus a margin rate of 2.5% per annum, which was subject to adjustment. The effective rate of interest was 3.71% at December 31, 2002. The unused portion of the commitment was subject to a commitment fee of 0.75% payable quarterly, which was reduced to 0.50% when over 50% of the commitment was utilized. The revolving facility was originally scheduled to mature on April 30, 2003 and had been extended to November 18, 2003.

As described in more detail in Note 16, prior to the November 12, 2003 restructuring, Cablecom did not have sufficient resources to satisfy these bank obligations. In addition, prior to the November 12, 2003 restructuring, Cablecom and certain of its subsidiaries were “overindebted” under Swiss law and, accordingly, but for the recent restructuring, could have been required to file for insolvency proceedings in Switzerland. Accordingly, during the past year, Cablecom and its lenders had been involved in ongoing discussions regarding a complete financial restructuring of Cablecom which would have, among other things, reduced the amount of bank debt outstanding, extended the maturity date thereof and resolved the Swiss overindebtedness issue.

A restructuring of Cablecom’s debt and equity was completed on November 12, 2003. As a result, effective November 19, 2003, the Company will no longer have any remaining interest in Cablecom and the Company expects to receive a payment of $15 million. (See Note 19 – “Cablecom Restructuring.”) Accordingly, from and after November 12, 2003, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations and Cablecom will be treated as a discontinued operation beginning in the fourth quarter of 2003.

13. Mandatorily Redeemable Preferred Stock

The Company’s charter authorizes the issuance of 8,000,000 shares of 10% Fixed Coupon Redeemable Preferred Stock, par value $0.01 per share. Approximately 7,364,000 shares of the Preferred Stock were issued and outstanding on the Effective Date of the Plan prior to the redemption of $25 million of liquidation preference of the Preferred Stock pursuant to the Plan. Immediately after such redemption, approximately $343 million of liquidation preference of the Preferred Stock remained outstanding. At September 30, 2003, the liquidation preference was $351.8 million for the 6,864,000 shares of Preferred Stock (exclusive of the $17.2 million of dividends payable, which was paid on October 15, 2003). The redemption date of such mandatorily redeemable preferred stock is January 10, 2023. In accordance with Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which became effective on July 1, 2003, the Company’s mandatorily redeemable preferred stock has been treated as debt in the Company’s financial statements since that date. Therefore, from July 1, 2003 forward, dividends and accretion have been (and will continue to be) included in interest expense.

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

14. Comprehensive Loss

The Company’s comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	Reorganized	Predecessor	Reorganized	Predecessor
	Company	Company	Company	Company

	(in millions of dollars)
Net loss for the period	$(17.0)	$(448.8)	$(1,444.9)	$(1,610.8)
Currency translation adjustments	(40.5)	102.0	(37.0)	(652.6)
Unrealized gain (loss) on investments	–	(0.8)	–	(17.9)
Unrealized gain (loss) on derivatives	(8.6)	(7.6)	(8.4)	(31.0)

	$(66.1)	$(355.2)	$(1,490.3)	$(2,312.3)

15. Related Party Transactions

On June 23, 2003, the Company’s board held a meeting in which they discussed the exploration of a going private transaction and the formation of a special committee to consider alternatives in a going private transaction. By action taken by unanimous written consent on June 23, 2003, the board established a special committee with Michael Cochran, a member of the board, as its sole, independent member. The board charged the special committee with reviewing, considering, investigating, evaluating, negotiating and recommending action to the entire board with respect to one or more possible going private transactions. By July 1, 2003, the special committee had retained its own legal counsel, McKenna Long & Aldridge LLP, and financial advisor, Morgan Joseph & Co. Inc., to advise it in connection with its duties. Since March 2003, Sean Mathis, a director of the Company, has been affiliated with Morgan Joseph & Co. Inc. Mr. Cochran has advised the Company that, effective September 15, 2003, he became Of Counsel to McKenna Long & Aldridge LLP.

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

Morgan Stanley

In connection with the bar date for filing of securities laws claims against the debtors pursuant to an order of the bankruptcy court, proofs of claim were filed against Old NTL, Parc Holdings and NTL Communications by Morgan Stanley Senior Funding Inc. for $11.4 million. These claims were asserted by Morgan Stanley Senior Funding Inc. in respect of alleged unpaid financing fees for commitments of capital made in 1999. Pursuant to a letter agreement, dated October 27, 2003, Morgan Stanley Senior Funding Inc. agreed not to take any further action or make any further claims with respect to all proofs of claim filed by Morgan Stanley Senior Funding Inc. and its affiliates in the Company’s Chapter 11 proceeding or the subject matter thereof.

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

Cablecom

Cablecom was the principal borrower under an amended and restated credit agreement dated as of April 30, 2002 and effective as of May 2, 2002. Under the credit agreement, prior to the November 12, 2003 restructuring, Cablecom and one of its subsidiaries were indebted in an amount of approximately CHF 3,792 million (which included recent accrued interest payments). The credit facility was originally scheduled to mature on April 30, 2003 and had been extended to November 18, 2003. In addition, prior to the November 12, 2003 restructuring, Cablecom had been notified by the lenders that it was in default under the credit agreement. Accordingly, but for the recent restructuring, the lenders could have sought to accelerate the maturity of the credit facility at any time.

Prior to the November 12, 2003 restructuring, Cablecom did not have the resources to repay the bank debt when it would have become due, whether on the extended maturity date or upon the acceleration thereof. Further, as security for its guaranty of Cablecom’s obligations under the credit agreement, NTL Cablecom Holding GmbH, the parent entity of Cablecom, had pledged to the lenders all of the shares of Cablecom. Accordingly, upon the maturity of the credit facility, whether upon acceleration or otherwise, the lenders could have sought to exercise their rights under the pledge. In such an event, although the Company would not be liable for any of Cablecom’s obligations, it would have been deprived of all of its ownership interest in Cablecom.

In addition, prior to the consummation of the November 12, 2003 restructuring, Cablecom and certain of its subsidiaries were “overindebted” under Swiss law. If Cablecom had been unsuccessful in consummating a transaction with its lenders to resolve that “overindebtedness” issue, the board of directors of Cablecom could have been required to file for insolvency proceedings under Swiss law. Further, on April 9, 2003, in accordance with Swiss law, the board of directors of Cablecom received a letter from its auditors, Ernst & Young AG, notifying the board of Cablecom that Cablecom and some of its subsidiaries were “overindebted” and, if there had been no consensual settlement on the overall financial restructuring of Cablecom or an extension of the maturity date or any other measures taken which would cure the “overindebtedness,” the board would have been required to notify a Swiss court and deposit the balance sheets for Cablecom and its subsidiaries immediately, thereby commencing insolvency proceedings.

In order to seek to address the foregoing issues, during the past year, Cablecom and its lenders had been involved in ongoing discussions regarding a complete financial restructuring of Cablecom which would have, among other things, reduced the amount of bank debt outstanding, extended the maturity date thereof and resolved the Swiss overindebtedness issue.

A restructuring of Cablecom’s debt and equity was completed on November 12, 2003. As a result, effective November 19, 2003, the Company will no longer have any remaining interest in Cablecom and the Company expects to receive a payment of $15 million. (See Note 19 – “Cablecom Restructuring.”) Accordingly, from and after November 12, 2003, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations and Cablecom will be treated as a discontinued operation beginning in the fourth quarter of 2003.

Owl Creek

On May 1, 2003, Owl Creek Asset Management, L.P., one of Old NTL’s creditors, filed an amended complaint against CRT Capital Group LLC, New NTL and the Company in U.S. Bankruptcy Court for the Southern District of New York. The amended complaint concerns certain “when-issued” trades of New NTL’s common stock made by Owl Creek with CRT prior to a subsequent modification of Old NTL’s plan of reorganization. Under the modified plan, Old NTL’s creditors were entitled to receive only one-fourth the number of shares of New NTL common stock contemplated prior to the modification. Therefore, certain holders of New NTL common stock sold more stock on the “when-issued” market than they ultimately received under the amended plan. On January 16, 2003, the bankruptcy court entered an order providing that sellers of New NTL’s common stock on the “when-issued” market may settle such trades by reducing the number of shares traded in each such transaction by 25% and increasing the per share purchase price for such shares by 400%. The order provided that buyers in such trades were required to accept such a settlement, but the order was dissolved on February 5, 2003. In addition to its claims against CRT, Owl Creek has asserted claims against New NTL and the Company for breach of fiduciary duty, gross negligence, breach of contract, promissory estoppel, contribution and indemnification, alleging that Old NTL’s creditors should have been better informed of the changes to New NTL’s common stock under the plan. Owl Creek has subsequently voluntarily dismissed its complaint against the Company without prejudice to recommencement in state court where related litigation against other parties is pending and the Company entered into a tolling agreement with the plaintiffs to toll the statute of limitations for recommencement of the action.

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

On October 21, 2003, Premium TV signed a settlement agreement with Newcastle United plc and their joint venture company, nufc.co.uk Limited. Under the terms of the settlement agreement, Newcastle United withdrew the notice it had served on Premium TV on March 14, 2003 requiring Premium TV to transfer its shares in the joint venture to Newcastle United on grounds that Premium TV was insolvent and Newcastle United accepted that Premium TV was solvent as at the date on which the notice was served. For its part, Premium TV agreed to discontinue its application for a court declaration that it was solvent. As a result, the joint venture remains in place.

In addition, the parties agreed to settle various other commercial and legal matters that had been under dispute between them in relation to the joint venture, and Premium TV received a net cash payment by way (inter alia) of settlement for past management services provided to the joint venture. The parties also agreed to vary the terms of their joint venture arrangements such that (inter alia) Newcastle United’s existing option to purchase Premium TV’s shares in the joint venture was amended.

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

17. Dividend on Preferred Stock

On October 15, 2003, the Company paid a semi-annual dividend of $2.50 per share on the Preferred Stock. The Company has approximately 6,864,000 shares of preferred stock outstanding, so the aggregate dividend was approximately $17,160,000. Although the Company intends to pay additional dividends on the Preferred Stock, there is no requirement under our charter to pay any future dividends on our Preferred Stock and there is no assurance that we will pay any such future dividends.

18. Reverse Stock Split

On September 30, 2003, the Company’s board of directors approved a 1-for-50,000 reverse stock split of the Common Stock that would have the effect of terminating the Company’s obligations to file annual and periodic reports and make other filings with the SEC. In connection with the reverse stock split, stockholders of record holding less than one share of new common stock after the reverse stock split would receive a cash payment equal to $0.01 for each share of Common Stock they currently hold. The completion of the transaction is subject to stockholder approval. The Company filed a proxy statement with the SEC on October 8, 2003. The Company incurs substantial costs associated with being a public company, such as accounting and legal fees and D&O insurance premiums, which would decrease significantly after the Company terminates the registration of the Common Stock and Preferred Stock.

19. Cablecom Restructuring

On November 12, 2003, Cablecom completed a restructuring of its debt and equity which, among other things, reduced the amount of bank debt outstanding, extended the maturity date thereof and resolved the Swiss overindebtedness issue. As a result of that restructuring, effective as of the close of business on November 19, 2003, the Company expects to have no further ownership interest in Cablecom. Also, in connection with the restructuring, on November 19, 2003, the Company expects to receive a payment of $15 million.

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

     Our most significant holdings are currently being restructured and we will be reviewing all of our holdings to determine the most appropriate course of action. In that regard, on November 12, 2003, Cablecom GmbH, our former cable business in Switzerland, completed a restructuring of its debt and equity. As a result of that restructuring, effective as of the close of business on November 19, 2003, we expect to have no further ownership interest in Cablecom. Also, in connection with the restructuring, on November 19, 2003, we expect to receive a payment of $15 million.

     Our board of directors and management have been exploring the strategic and financial alternatives available to us. In that regard, our board approved a 1-for-50,000 reverse stock split of our common stock and payment of $.01 per share, on a pre-split stock basis, for fractional shares. If approved by a majority of our stockholders, the consummation of the reverse stock split is expected to reduce the number of holders of our common stock to below 300 thereby permitting us to terminate our registration under the Securities Act. The number of holders of Preferred Stock is already below 300. Accordingly, after the effective date of the reverse stock split, we intend to terminate the registration of our common stock and Preferred Stock (as defined below).

     We may not receive any proceeds from any of these transactions after the payment of outstanding debt that some of these companies may owe and any fees and expenses incurred in connection with these transactions. See, in particular, “Risk Factors – Risk Factors Relating to Cablecom.” To the extent we receive net cash proceeds from any asset sale we or our subsidiaries complete, the 10% Fixed Coupon Redeemable Preferred Stock, Series A, par value $0.01 per share (with a $50.00 liquidation preference per share) (the “Preferred Stock”) will be entitled to mandatory redemption in a like amount, subject to some limited exceptions set forth in our charter, until all shares of the Preferred Stock (having an aggregate of approximately $351.8 million in liquidation preference, exclusive of dividends payable of $17.2 million at September 30, 2003, which was paid on October 15, 2003) have been redeemed.

Subject to our board’s determination to retain an appropriate reserve, the net proceeds of our expected $15 million payment in connection with the Cablecom restructuring is expected to be subject to this mandatory redemption provision. Given the liquidation preference on the Preferred Stock and the anticipated value of our assets, it is unlikely that any such liquidation will generate any proceeds or distributions to the holders of our common stock.

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

     With the separation of Old NTL into two entities, the majority of the significant assets and holdings of Old NTL were retained by New NTL. Generally, other than Cablecom (which itself has been restructured), our assets are not material compared to those of New NTL. As discussed below, we expect to have no further interest in Cablecom as of November 19, 2003. Further, as discussed above, our board of directors and management have been exploring the strategic and financial alternatives available to us. Accordingly, the historical financial statements of Old NTL for periods prior to January 1, 2003, are not particularly reflective of our current and anticipated future business and should not be relied upon as indicative of our future performance.

     Until its restructuring on November 12, 2003, Cablecom had approximately CHF 3,792 million in bank debt (which included recently accrued interest payments) that initially matured on April 30, 2003 and had been extended to November 18, 2003. Prior to the November 12, 2003 restructuring, Cablecom had insufficient resources to satisfy such obligation. In addition, prior to the November 12, 2003 restructuring, Cablecom and certain of its subsidiaries were “overindebted” under Swiss law and, accordingly, but for the recent restructuring, could have been required to file for insolvency proceedings in Switzerland. Accordingly, during the past year, Cablecom and its lenders have been in discussions regarding a complete financial restructuring of Cablecom. On June 19, 2003, Cablecom’s board of directors had been advised that 100% of its lenders and other holders of economic interests in Cablecom’s bank debt have agreed upon the principal terms and parameters for the restructuring of that debt.

     The principal terms for the financial restructuring were:

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

     A restructuring of Cablecom’s debt and equity on those terms was completed on November 12, 2003. As a result, effective November 19, 2003, the Company will no longer have any remaining interest in Cablecom and the Company expects to receive a payment of $15 million. Accordingly, from and after November 12, 2003, the results of Cablecom will no longer be reported as part of the Company’s consolidated results of operations and Cablecom will be treated as a discontinued operation beginning in the fourth quarter of 2003. As a result, our financial statements which include the assets and results of

Cablecom may not necessarily reflect our results of operations, financial position and cash flows in the future.

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

For the Three Months Ended September 30, 2003, as Compared to the Comparable Third Quarter of 2002.

     Revenue, for the three months ended September 30, 2003, increased 12.8 percent to $123.7 million from $109.7 million in 2002. The increase in revenue is primarily due to the effect of the strength of the Swiss Franc against the U.S. dollar for the quarters presented, as well as increases in television subscribers, broadband revenues and business systems customers, at our Cablecom unit, which more than offset the effects of reduced revenues at Premium TV. Revenue from our other businesses reflected reductions in the comparable period as a result of our effort to exit unprofitable business units. However, these operations only account for approximately three percent of our consolidated revenue for the current quarter. Premium TV’s revenues, in local currency, decreased by approximately 20 percent during the period, reflecting the reduction in programming revenue for British Eurosport. During the quarters ended September 30, 2003 and 2002, Cablecom accounted for 97 percent and 90 percent, respectively, of our consolidated revenue.

     Operating expenses (excluding depreciation, which is discussed below) totaled $46.5 million for the third quarter of 2003, and reflected a decrease of $4.1 million (or 8.0 percent) over the amount reported for the three months ended September 30, 2002. In local currency, Cablecom reported a modest decrease in its operating expenses for the comparable quarters, reflecting their efforts to control expenses. Cablecom’s operating expenses as a percentage of its revenue, in local currency, decreased to 38.4 percent for the third quarter of 2003 from 40.3 percent for last year’s third quarter. Premium TV’s operating expenses decreased (in both local currency and U.S. dollars) as a result of the reduction in programming activity for British Eurosport, staff cutbacks and the reduction in media rights charges as rights contracts expired. During the three months ended September 30, 2003 and 2002, Cablecom accounted for 98 percent and 78 percent, respectively, of our consolidated operating expenses.

     Selling, general and administrative expenses decreased by $1.1 million during the third quarter of 2003 from the amount reported for the three months ended September 30, 2002. In local currency, Cablecom’s selling, general and administrative expenses as a percent of sales were 20.3 percent in the third quarter of 2003 which approximated the 19.8 percent for the prior year’s comparable quarter. Premium TV reported a significant decrease in selling, general and administrative expenses reflecting Premium TV’s cost reduction programs which were required to bring their expenses in line with their reduced revenue levels.

     Premium TV recorded an asset impairment charge of approximately $2.2 million during the third quarter of 2002 and Cablecom recorded a similar charge for $2.5 million, reflecting the write down of various long-term assets. There was no such charge for the three months ended September 30, 2003.

     Other charges totaled $2.8 million in the third quarter of 2003 and $0.1 million in the second quarter of 2002. The charges in the current quarter relate primarily to legal and accounting fees at Cablecom which were incurred as the company continues to renegotiate the terms of its outstanding debt obligations. Last year’s third quarter charge related to the information technology integration program at Cablecom, which was substantially completed during the first quarter of 2003.

     Corporate expenses totaled $4.1 million for the three months ended September 30, 2003, which reflects an increase of $0.9 million over the $3.2 million reported in the comparable 2002 quarter. This increase reflects higher professional fees incurred by the company as it continues to restructure its subsidiaries and review its strategic objectives.

     Depreciation expense for the third quarter of the year totaled $45.6 million, which is approximately $7.8 million lower than last year’s third quarter amount of $53.4 million. In local currency, Cablecom’s depreciation for the third quarter of the year reflected a modest reduction due to the adoption of “Fresh Start Accounting” and the related reduction in the carrying value of Cablecom’s depreciable fixed assets.

     Amortization expense during the third quarter of 2003 decreased by 92 percent to $2.6 million from $33.4 million for the third quarter of the prior year. The decrease is primarily due to the change in the amount of and amortizable life of the value of the customer lists at Cablecom due to the adoption of “Fresh Start Accounting” at our Cablecom unit.

     Interest income and other income and expense, net was $1.5 million of net income for the three months ended September 30, 2003, reflecting a change of $8.3 million from the $9.8 million of net income reported for last year’s third quarter. The change is due to the combination of a reduction in interest income coupled with a reduction in losses recorded on our investments carried on the cost basis of accounting.

     Interest expense for the third quarter of the year totaled $13.6 million which reflects a $33.1 million reduction from the $46.7 million reported for the three months ended September 30, 2002. The third quarter change is the net result of (i) the third quarter effect of the Company’s adoption to Financial Accounting Standards No. 150 (discussed elsewhere in this report) which accounts for an increase in the quarterly interest expense of $4.6 million over the prior year’s third quarter and (ii) a reduction in Cablecom’s third quarter interest expense of approximately $17.7 million, due to the terms and conditions of its debt restructuring program during the current quarter. In local currency, Cablecom’s interest expense reflected a 52 percent reduction during the comparable quarters.

     Share of losses from equity investments totaled $0.1 million during the third quarter of 2003, as compared to $81.4 million in the comparable 2002 quarter. The losses during the third quarter of 2002 primarily related to the Predecessor Company’s investments in iesy, B2 and Noos, which were substantially written off by December 31, 2002.

     Foreign currency transaction gains were $0.5 million for the three months ended September 30, 2003 as compared to $4.7 million in 2002. The change is primarily due to the effect of changes in exchange rates on receivables denominated in non-U.S. dollar currencies held by subsidiaries whose functional currency is the U.S. dollar.

     There were no charges for recapitalization items, net in the third quarter of the year versus a benefit of $10.1 million for the comparable quarter in the prior year, when the Predecessor Company adjusted its reporting structure to reflect the conditions and terms of its Bankruptcy Plan.

     We reported an income tax expense of $0.1 million for the third quarter of 2003, versus a tax benefit of $14.7 million in last year’s third quarter. This change is primarily attributable to a reduction in the amount of tax benefit recognized for the current year losses, to the extent such losses would not reduce existing deferred tax liabilities.

     Loss from discontinued operations totaled $295.9 million (net of income tax benefits of $10.3 million) in the third quarter of 2002. Losses from discontinued operations included NTL Communications Corp. and subsidiaries, NTL Australia and Rediffusion (a subsidiary of Cablecom).

For the Nine Months Ended September 30, 2003, as Compared to the Comparable Period of 2002.

     Revenue, for the first nine months of 2003, increased 22.6 percent to $366.0 million from $298.5 million in 2002. The increase in revenue is primarily due to the effect of the strength of the Swiss Franc against the U.S. dollar for the period presented, as well as, increases in television subscribers, broadband revenues and business systems customers, at our Cablecom unit, which more than offset the effects of reduced revenues at Premium TV. Revenue from our other businesses also reflected growth in the comparable period but only account for approximately two percent of our consolidated revenue for the current quarter. Premium TV’s revenues, in local currency, decreased by approximately 50 percent and reflected the loss of ITV Digital’s programming revenue for British Eurosport (when ITV Digital filed for bankruptcy), and reductions in the stream of revenue due to a change in its agreement with the Football League (which altered various terms of the financial aspects of the joint venture with the league). During the first nine months of 2003 and 2002, Cablecom accounted for 95 percent and 91 percent, respectively, of our consolidated revenue.

     Operating expenses (excluding depreciation, which is discussed below) totaled $137.4 million for the first three quarters of 2003, and reflected an increase of $4.6 million (or 3.5 percent) over the amount reported for the first nine months of 2002. In local currency, Cablecom’s operating expenses for the first nine months of the year, approximated the amount reported for the first three quarters of 2002. This is the result of cost reduction programs offsetting the increased costs required to support its increased revenue. Cablecom’s operating expenses as a percentage of its revenue, in local currency, decreased to 36.6 percent for the first three quarters of 2003 from 40.1 percent for the first nine months of 2002. Premium TV’s operating expenses decreased significantly during these periods (in both local currency and U.S. dollars) reflecting the reduction in programming costs for British Eurosport, staff cutbacks and the reduction in media rights charges as rights contracts expired. During the nine months ended September 30, 2003 and 2002, Cablecom accounted for 93 percent and 82 percent, respectively, of our consolidated operating expenses.

     Selling, general and administrative expenses decreased by $3.1 million during the first three quarters of 2003 from the amount reported for the nine months ended September 30, 2002. In local currency, Cablecom’s selling, general and administrative expenses as a percent of sales increased to 25.4 percent in 2003 from 21.5 percent for the prior year’s nine months ended September 30, 2002. This increase was required to support its addition sales volume. Premium TV reported a significant decrease in selling, general and administrative expenses reflecting Premium TV’s cost reduction programs which were required to bring their 2003 expenses in line with their reduced revenue levels.

     Premium TV recorded an asset impairment charge of approximately $15.1 million during the first three quarters of 2002 and Cablecom recorded a similar charge of $2.5 million, reflecting the write down of various long-term assets. There was no such charge for the nine months ended September 30, 2003.

     Other charges totaled $6.4 million for the first nine months of 2003 and $3.5 million for last year’s comparable period. The charges in the current year relate primarily to legal and accounting fees at Cablecom which were incurred as the company continues to renegotiate the terms of its outstanding debt obligations. Last year’s charges related to the information technology integration program at Cablecom, which was substantially completed during the first quarter of 2003.

     Corporate expenses totaled $13.3 million for the nine months ended September 30, 2003, as compared to $14.4 million for the first nine months of the prior year. The decrease in corporate expenses for the period reflects a general decrease in corporate spending due to a reduction of staff and overall spending for legal, accounting and professional fees, during the comparable periods.

     Depreciation expense for the first nine months of the year totaled $138.0 million, which is approximately $10.3 million lower than last year’s nine month total of $148.3 million. In local currency, Cablecom’s depreciation for the period reflected a reduction of approximately 15 percent due to the adoption of “Fresh Start Accounting” and the related reduction in the carrying value of Cablecom’s depreciable fixed assets.

     Amortization expense for the nine months ended September 30, 2003 decreased by 88.4 percent to $8.1 million from $70.1 million for the comparable 2002 period. The decrease is due to the change in the amount of and amortizable life of the value of the customer lists at Cablecom due to the adoption of “Fresh Start Accounting.”

     Interest income and other income and expense, net was $3.4 million of net income for the nine months ended September 30, 2003, reflecting a reduction of $14.3 million from the amount reported for the first nine months of 2002. The change is due to a reduction in interest income and losses recorded on our investments carried on the cost basis of accounting and a reduction in expenses of a miscellaneous nature.

     Interest expense for the first nine months of the year is comprised of three elements. One relates to the normal interest expense incurred during the period on the Company’s outstanding debt (and calculated in accordance with the terms and conditions of Cablecom’s debt restructuring program), and amounted to $65.6 million. The second element of interest expense relates to the Company’s adoption of Financial Accounting Standards No. 150 (discussed elsewhere in this report) which accounts for an increase in interest expense in 2003 of $4.6 million over the prior year’s comparable period. The third element of the interest expense figure, for the nine months ended September 30, 2003, relates to the accretion on the Cablecom debt. Under the provisions of Fresh Start Accounting, the Company recorded the Cablecom debt at its estimated fair value, resulting in a gain on the write-down of Cablecom’s outstanding debt on January 1, 2003 of $1,341.8 million. Substantially all of Cablecom’s debt was initially due on April 30, 2003 and had been extended to November 18, 2003. During the first four months of 2003, the Company was required to accrete Cablecom’s outstanding debt back to its full face value at its original maturity date (April 30, 2003). Therefore, during 2003, the Company charged interest expense for approximately $1,341.8 million to reflect the accreted value of the Cablecom debt at April 30, 2003. Interest expense for the nine months ended September 30, 2002 totaled $132.7 million. This compares to the current year’s interest expense of $65.6 million (prior to the accretion of the Cablecom debt to its face value, as discussed above and the effects of FASB No. 150). This reduction primarily reflects the interest expense recorded during 2002 on the Predecessor Company’s outstanding publicly traded notes which were subsequently cancelled (along with the outstanding interest payment obligations) upon the effective date of the bankruptcy plan and the reduction in 2003 in Cablecom’s interest expense due to the terms and conditions of its restructuring plan.

     Share of losses from equity investments totaled $1.8 million for the first nine months of 2003, as compared to $168.1 million for the comparable 2002 period. The losses during 2002 primarily related to the Predecessor Company’s investments in iesy, B2 and Noos, which were substantially written off by December 31, 2002.

     Foreign currency transaction gains were $1.2 million for the nine months ended September 30, 2003 as compared to $6.9 million in 2002. The change is primarily due to the effect of changes in exchange rates on receivables denominated in non-U.S. dollar currencies held by subsidiaries whose functional currency is the U.S. dollar.

     There were no charges for recapitalization items, net during the first nine months of the current year, versus charges of $11.6 million for the comparable period in the prior year.

     We reported an income tax provision of $1.4 million for the first nine months of 2003, versus a tax benefit of $40.2 million for the nine months ended September 30, 2002. This change is primarily attributable to a reduction in the amount of tax benefit recognized for the current year losses, to the extent such losses would not reduce existing deferred tax liabilities.

     Loss from discontinued operations totaled $1,174.8 million (net of income tax benefits of $29.1 million) for the first nine months of 2002. Losses from discontinued operations included NTL Communications Corp. and subsidiaries, NTL Australia and Rediffusion (a subsidiary of Cablecom).

Liquidity and Capital Resources

     We emerged from bankruptcy on January 10, 2003, at which time, as part of the reorganization plan, all of our secured debt, common stock and preferred stock was cancelled and new common stock and Preferred Stock was issued. Further, upon the consummation of the reorganization plan (after taking into account the redemption for cash of $25 million of our Preferred stock), we had approximately $63 million in cash and our subsidiaries (other than Cablecom) had an additional amount of approximately $11 million in cash. As of September 30, 2003, we had approximately $55.0 million in cash and our subsidiaries (other than Cablecom) had an additional amount of approximately $9.7 million in cash.

     We are primarily a holding company for the stock of our subsidiaries, with no material independent source of cash proceeds. During the next 12 months, we do not anticipate receiving any material cash proceeds from our subsidiaries’ operating activities. Accordingly, we expect to fund our operations primarily out of our cash of approximately $55.0 million as of September 30, 2003 ($17.2 million of which was paid as a dividend on our Preferred Stock on October 15, 2003) and our subsidiaries’ (other than Cablecom) cash of approximately $9.7 million. During the next 12 months, we do not anticipate borrowing any material amount of funds and we do not expect to issue any of our securities for cash. Further, during the next 12 months, we do not anticipate any material capital expenditures.

     A restructuring of Cablecom’s debt and equity was completed on November 12, 2003. As a result, effective November 19, 2003, we will no longer have any remaining interest in Cablecom and we expect to receive a payment of $15 million. Accordingly, from and after November 12, 2003, the results of Cablecom will no longer be reported as part of our consolidated results of operations and Cablecom will be treated as a discontinued operation beginning in the fourth quarter of 2003.

     On September 30, 2003, our board approved a 1-for-50,000 reverse stock split of our common stock and payment of $.01 per share, on a pre-split basis, for fractional shares. If approved by a majority of our stockholders, the consummation of the reverse stock split is expected to reduce the number of holders of our common stock to below 300 thereby permitting us to terminate our registration under the Securities Act. The number of holders of Preferred Stock is already below 300. After the effective date of the reverse stock split, we intend to terminate the registration of our common stock and Preferred Stock and cease being a public company.

     Through September 30, 2004, our primary expenses are expected to consist of operating expenses, including salaries, professional fees, insurance and severance costs, as well as certain funding obligations to certain of our subsidiaries of approximately $11.0 million (but not including certain guarantees to our subsidiaries in the aggregate amount of approximately £4.2 million). (See Note 16 — “Commitments and Contingencies”). Further, after reserving for certain contingent liabilities, to the extent we have remaining funds legally available, we intend to pay dividends on or redeem shares of our Preferred Stock. In this regard, on October 15, 2003, our board paid a semi-annual dividend of $2.50 per share on the Preferred Stock. However, there is no requirement under our charter to pay any future dividends on our Preferred Stock and there is no assurance that we will pay any such future dividends. (See Note 17 – “Dividend on Preferred Stock.”) The liquidation preference of Preferred Stock aggregates $343 million plus an additional approximate $8.8 million of accrued and unpaid dividends as of September 30, 2003, exclusive of dividends payable of $17.2 million at September 30, 2003, which was paid on October 15, 2003. In addition, our Preferred Stock is also entitled to mandatory redemption out of the net proceeds of any asset sale for cash that we or our subsidiaries complete, subject to some limited exceptions set forth in our charter. Subject to our board’s determination to retain an appropriate reserve, the net proceeds of our expected $15 million payment in connection with the Cablecom restructuring is expected to be subject to this mandatory redemption provision. Accordingly, it is highly unlikely that common shareholders will ever receive any distribution related to their shares.

     We believe that our existing cash and cash equivalents will be sufficient to support our expected operations and fund our capital commitments through at least October 1, 2004, which, as previously noted, will exclude Cablecom.

     Contractual Obligations and Commercial Commitments

     The following table includes aggregate information about our contractual obligations as of September 30, 2003, as adjusted to give effect to our emergence from Chapter 11 reorganization, and the periods in which payments are due. The following table includes Cablecom which, as discussed elsewhere in the Form 10-Q, is not expected to be included in our consolidated results in the near future. Cablecom’s total long-term debt, operating lease commitments and unconditional purchase obligations, included in the table below, were $2,875.4 million, $45.6 million and $62.1 million, respectively.

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(dollars in millions)
Long-Term Debt	$2,875.5	$2,875.5	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	47.6	6.9	24.4	8.1	8.2
Unconditional Purchase Obligations	91.8	45.9	14.1	3.0	28.8
Other Long-Term Obligations	—	—	—	—	—
Total Contractual Cash Obligations	$3,014.9	$2,928.3	$38.5	$11.1	$37.0

The following table includes aggregate information about our commercial commitments as of September 30, 2003. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet. Cablecom had no other commercial commitments outstanding at September 30, 2003.

Total
	Amounts	Less than	1-3	4-5	Over
Other Commercial Commitments	Committed	1 Year	Years	Years	5 Years

(dollars in millions)
Guarantees	$—	$—	$—	$—	$—
Lines of Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	24.3	2.7	16.6	5.0	—
Total Commercial Commitments	$24.3	$2.7	$16.6	$5.0	$—

     Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments. The Company has evaluated its 10% mandatorily redeemable preferred stock and determined that it meets the definition of a liability as set forth in SFAS No. 150 because it is mandatorily redeemable on a fixed date. Accordingly, as of July 1, 2003, the Company has recorded the mandatorily redeemable preferred stock as debt, and is accreting as interest expense the difference between such amount and the amount that will be payable on the redemption date, January 10, 2023.

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

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective for the Company during the fourth quarter of 2003. The Company is presently evaluating whether it will be required to consolidate from October 1, 2003 any of its unconsolidated affiliates presently accounted for using the equity method as a result of the effectiveness of FIN 46.

     In November 2002, the Emerging Issues Task Force reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

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

     At September 30, 2003, Cablecom had zero cost collars, with a notional amount of CHF 1,200.0 million, to hedge exposure to the floating interest rate indebtedness incurred under the Cablecom term loan facility and revolving loan facility.

     The following table provides information about our floating interest rate debt and derivative financial instruments that are sensitive to changes in interest rates as of September 30, 2003, and as adjusted to give effect to our emergence from Chapter 11 reorganization.

	Three
	Months
	Ending	Year Ending	Year Ending	Year Ending
	12/31/03	12/31/04	12/31/05	12/31/06

Long-term Debt Including Current Portion
CHF
Variable Rate	CHF3,755.0
	Swiss LIBOR
Average Interest Rate	Plus 2.5%
Average Forward Exchange Rate	.6227
Interest Rate Derivative Instruments
Related to Long-Term Debt
Interest Rate Swaps
Notional CHF Amount	CHF1,200.0	CHF1,200.0	—	—
Average Floor Strike Rate	3.27%	3.27%
Average Cap Strike Rate	5.15%	5.15%

	Year Ending			Fair Value
	12/31/07	Thereafter	Total	9/30/03

Long-term Debt Including Current Portion
CHF
Variable Rate			CHF3,755.0	CHF3,755.0
Average Interest Rate
Average Forward Exchange Rate
Interest Rate Derivative Instruments

	Year Ending			Fair Value
	12/31/07	Thereafter	Total	9/30/03

Related to Long-Term Debt
Interest Rate Swaps
Notional CHF Amount	—	—	CHF1,200.0	CHF (41.6)
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

Risk Factors relating to our Company and our Securities

     Many shares of our common stock will likely be cashed out for $.01 per share, which effectively eliminates any potential profit to be made by an investment in our common stock.

     On September 30, 2003, our board approved a 1-for-50,000 reverse stock split of our common stock and the payment of $.01 per fractional share of new common stock, on a pre-split basis. Therefore, if approved by our stockholders, upon the effective date of the reverse stock split, most common stockholders will only be entitled to receive $.01 per share of common stock. Although it is possible that the reverse stock will not be effected, we believe that common stockholders will not receive more than $.01 per share.

     We intend to terminate the registration of our shares of common stock and Preferred Stock, which will limit the amount of information we send to stockholders.

     As disclosed in our proxy statement filed with the SEC on October 8, 2003, upon stockholder approval, after the reverse stock split, we intend to terminate the registration of our shares of common stock and Preferred Stock and cease being a public company. Since we will no longer be a public company, we will not be required to provide stockholders with the same information previously required and we will not be subject to certain other regulations including the report of short-swing profit recapture provisions of Section 16 of the Exchange Act, as well as many of the provisions of the Sarbanes-Oxley Act of 2002.

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

     On October 15, 2003, we paid a semi-annual dividend of $2.50 per share on our Preferred Stock. We have approximately 6,864,000 shares of Preferred Stock outstanding so the aggregate dividend was approximately $17,160,000. Although we currently anticipate paying additional dividends on our Preferred Stock, there is no requirement under our charter to pay any future dividends on our Preferred Stock and there is no assurance that we will pay any such future dividends. If we do not pay future dividends on our Preferred Stock, then the market price of our Preferred Stock will likely decrease.

     Holders of shares of our common stock and Preferred Stock may have substantial difficulty in selling those shares.

     If we effect the reverse stock split and terminate the registration of our common stock and Preferred Stock, then there will be virtually no trading market for our securities. Currently, our common stock and our Preferred Stock are not quoted on any national market or listed on any national securities exchange. Prices for our common stock and our Preferred Stock are quoted on the Pink Sheets. Securities whose prices are quoted on the Pink Sheets do not enjoy the same liquidity as securities that trade on a national market or securities exchange.

     In addition, each of the common stock and the Preferred Stock is a “penny stock” as that term is defined in the Exchange Act. Brokers effecting transactions in a “penny stock” are subject to additional customer disclosure and record keeping obligations, including disclosure of the risks associated with low price stocks, stock quote information and broker compensation. In addition, brokers effecting transactions in a “penny stock” are also subject to additional sales practice requirements under Rule 15g-9 of the Securities Exchange Act including making inquiries into the suitability of “penny stock” investments for each customer or obtaining a prior written agreement for the specific “penny stock” purchase. Because of these additional obligations, some brokers will not effect transactions in “penny stocks.”

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

     Our Preferred Stock has significant rights and preferences over our common stock. Our charter which governs the common stock and the Preferred Stock requires us to pay semi-annual dividends to holders of the Preferred Stock on a cumulative basis, and imposes limitations on the payment of dividends on the common stock. Furthermore, on the effective date and pursuant to the reorganization plan, we redeemed $25 million in aggregate liquidation preference of the Preferred Stock. Immediately following such redemption, approximately $343 million of aggregate liquidation preference of Preferred Stock remained outstanding (plus an additional approximate $8.8 million of accrued and unpaid dividends as of September 30, 2003, exclusive of dividends payable of $17.2 million at September 30, 2003, which was paid on October 15, 2003). If we liquidate, holders of Preferred Stock would be entitled to payment of the liquidation preference and accrued and unpaid dividends in full before any distribution could be made to holders of common stock. If we liquidate, the holders of Preferred Stock may not receive the full amount of their liquidation preference and accrued and unpaid dividends, and it is likely that there would be no assets available for distribution to holders of common stock who would receive no recovery. Our Preferred Stock is also entitled to mandatory redemption out of the net proceeds of any asset sale for cash that we or our subsidiaries complete, subject to some limited exceptions set forth in the charter.

     The market price of our common stock has dropped precipitously and may not recover.

     Our common stock reached a high closing sales price of $0.65 on January 14, 2003. As of November 17, 2003, the closing sales price of our common stock was $0.01. Due to a number of factors including that our common stock is a “penny stock,” our common stock trades on the Pink Sheets, most of our holdings may be restructured and the liquidation preference of our Preferred Stock, the value of our common stock may not increase in any significant amount. Pursuant to the reverse stock split, the shares of common stock owned by most stockholders will be cashed out at $.01 per share.

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

     We have guaranteed the obligations of one of our subsidiaries, the exposure of which is currently in the aggregate amount of up to approximately £4.2 million. In addition, one of our wholly-owned subsidiaries, Parc Holdings, has guaranteed the obligations of certain of its subsidiaries and affiliated joint ventures, the exposure of which is currently in the aggregate amount of up to approximately £16.7 million. These guarantees arise under the performance of certain contracts by certain of our subsidiaries. As long as these subsidiaries continue to perform the services under these contracts, our financial obligations regarding these guarantees would be reduced. However, any call on these guarantees could substantially reduce our cash position and the cash position of our subsidiaries.

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

Risk Factors Relating to Cablecom

     We anticipate that Cablecom’s results will no longer be reported as part of our consolidated results of operations and, therefore, the financial statements contained in this Form 10-Q are not indicative of our future results of operations or financial condition.

     Cablecom completed a restructuring of its debt and equity which, among other things, reduced the amount of bank debt outstanding, extended the maturity date thereof and resolved Cablecom’s Swiss overindebtedness issue. Therefore, we anticipate that the results of Cablecom will no longer be reported as part of our consolidated results of operations and Cablecom will be treated as a discontinued operation beginning in the fourth quarter of 2003. Accordingly, the historical financial statements contained in this Form 10-Q which include Cablecom’s business and results of operations are not particularly reflective of our current and anticipated future business and should not be relied upon as indicative of our future performance.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

     Pursuant to a letter agreement, dated October 27, 2003, Morgan Stanley Senior Funding Inc. agreed not to take any further action or make any further obligations with respect to all proofs of claim (In the aggregate amount of $11.4 million) filed by Morgan Stanley and its affiliates in our Chapter 11 proceeding or the subject matter thereof.

     In connection with the fact that the Owl Creek litigation (see Note 16 to our financial statement) has been subsequently voluntarily dismissed without prejudice to recommencement in state court where related litigation against other parties is pending. We have entered into a tolling agreement with the plaintiffs which will toll the statute of limitations for recommencement of the litigation.

     On October 21, 2003, Premium TV signed a settlement agreement with Newcastle United plc and their joint venture company, nufc.co.uk Limited. Under the terms of the settlement agreement, Newcastle United withdrew the notice it had served on Premium TV on March 14, 2003 requiring Premium TV to transfer its shares in the joint venture to Newcastle United on grounds that Premium TV was insolvent and Newcastle United accepted that Premium TV was solvent as at the date on which the notice was served. For its part, Premium TV agreed to discontinue its application for a court declaration that it was solvent. As a result, the joint venture remains in place.

     In addition, the parties agreed to settle various other commercial and legal matters that had been under dispute between them in relation to the joint venture, and Premium TV received a net cash payment by way (inter alia) of settlement for past management services provided to the joint venture. The parties also agreed to vary the terms of their joint venture arrangements such that (inter alia) Newcastle United’s existing option to purchase Premium TV’s shares in the joint venture was amended.

Item 2. Changes in Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     See “Risk Factors Related to Cablecom” and Note 16 to our financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the third quarter ended September 30, 2003.

Item 5. Other Information.

     On November 12, 2003, Cablecom completed its previously-announced restructuring of its debt and equity. In connection with this restructuring, we expect to receive $15 million on our about November 19, 2003.

     On October 15, 2003, we paid a semi-annual dividend of $2.50 per share on our Preferred Stock. We have approximately 6,864,000 shares of Preferred Stock outstanding so the aggregate dividend was approximately $17,160,000. Although we currently anticipate paying additional dividends on our Preferred Stock, there is no requirement under our charter to pay any future dividends on our Preferred Stock and there is no assurance that we will pay any such future dividends.

     On September 30, 2003, our board approved a 1-for-50,000 reverse stock split of our common stock that would have the effect of terminating our obligations to file annual and periodic reports and make other filings with the SEC. In connection with the reverse stock split, stockholders of record holding less than one share after the revere split would receive a cash payment equal to $0.01 for each share of common stock they currently hold. The completion of the transaction is subject to stockholder approval. We filed a proxy statement with the SEC on October 8, 2003. We incur substantial costs associated with being a public company, such as accounting and legal fees and D&O insurance premiums, which would decrease significantly after we terminate the registration of our common stock and Preferred Stock.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13-a14 and 15d-14.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(b)	Reports on Form 8-K.

(1)	Current Report on Form 8-K, filed September 15, 2003, announcing the issuance of a press release regarding the approval of a dividend on the Preferred Stock.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL EUROPE, INC.

Date: November 18, 2003	By:	/s/ Jeffrey A. Brodsky

Jeffrey A. Brodsky, President and
Chief Executive Officer

Date: November 18, 2003	By:	/s/ Richard A. Spohn

Richard A. Spohn, Vice President,
Chief Financial Officer and Chief Accounting Officer